Form 10-Q
period 1999-09-30
DATALINK CORP
filed 1999-11-15
CIK 1056923

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1999

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 00114367

DATALINK CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of Incorporation)	41-0856543 (IRS Employer Identification Number)

7423 WASHINGTON AVENUE SOUTH
MINNEAPOLIS, MN 55439
(Address of Principal Executive Offices)

(612) 944-3462
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X

    As of November 9, 1999, 8,772,537 shares of issuer's common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report on Form 10-Q contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the Company's dependence on supplier relationships, competition in the market for open systems storage, competitive pricing pressures, dependence of the Company on key personnel, possible strain placed on the Company's resources by growth and expansion, the Company's reliance of its suppliers to meet the needs of rapid technological change, risks associated with possible future acquisitions, fluctuations in quarterly operating results, risk associated with the Company's use of proceeds from its initial public offering, the possibility of denial of the Company's prior S corporation status by the Internal Revenue Service for any or all of the periods during which the Company claimed such status and the consequent tax burden on its income and the impact of Year 2000 issues on the Company and its operations. All forward-looking statements included in this document are based on information available to the Company on the date hereof. The Company assumes no obligation to update any such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Datalink Corporation

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 30, 1999	December 31, 1998
	(Unaudited)
Current assets
Cash	$4,296	$2,798
Accounts receivable, net	18,198	15,630
Inventories	7,634	6,695
Other current assets	433	263
Deferred income taxes	585	22

Total current assets	31,146	25,408

Property and equipment, net	2,456	2,467
Intangibles, net	3,617	4,219
Other assets	50	50

Total assets	$37,269	$32,144

Current liabilities
Line of credit	$—	$3,210
Accounts payable	9,809	13,254
Accrued expenses	2,947	2,187
Income taxes payable	385	—
Note payable to former stockholder, current portion	705	—
Capital lease obligation, current portion	15	14
Deferred compensation, current portion	78	66
Distribution payable to stockholders	1,051	—

Total current liabilities	14,990	18,731
Note payable to former stockholder, less current portion	1,409	—
Capital lease obligation, less current portion	—	13
Deferred compensation, less current portion	14	80
Deferred income taxes	708	602

Total liabilities	17,121	19,426

Commitments and contingencies
Common stock subject to put options; $0.001 par value, 50,000,000 shares authorized, 0 and 7,100,000 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively	—	19,059
Stockholders' equity (deficiency)
Common stock, $.001 par value, 50,000,000 shares authorized, 8,772,537 and 7,100,000 shares issued and outstanding as of September 30, 1999 and December 31, 1998, respectively	9	—
Additional paid in capital	19,832	—
Retained earnings (accumulated deficit)	307	(6,341)

Total stockholders' equity (deficiency)	20,148	(6,341)

Total liabilities and stockholders' equity (deficiency)	$37,269	$32,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(unaudited)		(unaudited)
Revenues	$30,578	$23,485	$86,104	$60,112
Cost of revenues	22,534	17,485	63,797	45,129

Gross profit	8,044	6,000	22,307	14,983

Sales and marketing	3,096	2,027	8,629	5,082
General and administrative	1,792	1,253	5,402	2,966
Engineering	767	389	2,157	1,080
Offering costs		709	173	709

Total operating expenses	5,655	4,378	16,361	9,837

Income from operations	2,389	1,622	5,946	5,146
Interest income (expense), net	3	(117)	(180)	(222)

Income before income taxes	2,392	1,505	5,766	4,924
Income taxes	909	240	392	240

Net income	$1,483	$1,265	$5,374	$4,684

Net income per share:
Basic	$0.19	$0.18	$0.79	$0.67
Fully diluted	$0.19	$0.18	$0.78	$0.67
Weighted average shares outstanding:
Basic	7,653	7,070	6,797	6,957
Fully diluted	7,821	7,070	6,853	6,957
Pro forma data:
Net income before taxes on S corporation income	$1,483	$1,265	$5,374	$4,684
Pro forma income taxes	72	376	1,972	1,774

Pro forma net income	$1,411	$889	$3,402	$2,910

Pro forma net income per share	$0.17	$0.10	$0.42	$0.35

Weighted average shares used in calculating pro forma net income per share:	8,392	8,529	8,013	8,416

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Statements of Cash Flows

(In Thousands)
(Unaudited)

	Nine Months Ended, September 30,
	1999	1998
Cash flows from operating activities:
Net Income	$5,373	$4,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	34	6
Depreciation and amortization	632	217
Amortization of intangibles	600	139
Loss on disposal of property and equipment		1
Deferred income taxes	(458)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(2,602)	579
Inventories	(939)	168
Other current assets	(170)	48
Other assets	—	(2)
Accounts payable	(3,445)	2,877
Accrued expenses	760	(430)
Income taxes payable	385	177
Deferred compensation	(54)	(48)

Net cash provided by operating activities	116	8,410

Cash flows from investing activities:
Purchase of property and equipment	(620)	(737)
Net assets acquired, net of cash acquired	—	(3,096)

Net cash used in investing activities	(620)	(3,833)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	72,855	58,367
Principal payments on line of credit	(76,065)	(58,997)
Proceeds from issuance of common stock, net	17,835	—
Distributions paid	(11,706)	(3,943)
Payments of note payable to former stockholder	(906)	—
Principal payments on long-term debt	(11)	(9)
Book cash overdraft	—	185

Net cash provided by (used in) financing activities	2,002	(4,397)

Increase in cash	1,498	180
Cash, beginning of period	2,798	1,163

Cash, end of period	$4,296	$1,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Notes To Condensed Consolidated Financial Statements (Unaudited)

(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position at September 30, 1999, and of condensed consolidated results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated audited financial statements and notes thereto, included in Datalink's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

2. Initial Public Offering and Third Quarter Stockholders' Equity Transactions

    Effective August 6, 1999, the Company completed its initial public offering (IPO) of 2.6 million common shares at $7.50 per share. In September 1999, the Company sold an additional 101,590 common shares at $7.50 per share pursuant to an option granted to the Underwriters. The option was exercised solely to cover over-allotments in connection with the initial sale of common shares. The $17,800 of net proceeds from the sale of these common shares have been included in stockholders' equity.

    In connection with its IPO, the Company agreed to distribute $9,100 of previously taxed but undistributed earnings to the S Corporation shareholders, which was recorded as a reduction of stockholders' equity during the third quarter 1999. During the third quarter, the Company paid $8,100 of such distributions. The remaining $1,000 of the distribution is reflected as a current liability as of September 30, 1999.

    Concurrent with the completion of its IPO, the Company granted 711,300 and 36,000 options for the purchase of common stock to employees and directors of the Company, respectively, with exercise prices of $7.50 per common share.

3. Inventories

    Inventories, principally consisting of data storage products and components (finished goods), are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

4. Net Income Per Share

  Basic and diluted

    Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation, as compared to the basic net income per share computation, has been increased by 168,000 and 56,000 equivalent shares for the nine and three month periods, respectively, ended September 30, 1999.

  Pro forma

    Concurrent with the IPO, the Company terminated its status as an S corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three and nine months ended September 30, 1999 and 1998, include a pro forma adjustment for the income taxes to have been recorded had the Company been a C corporation, based on then applicable tax laws.

    Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares and equivalent shares outstanding for the applicable period after giving effect to the estimated number of shares required to be sold at the IPO price and after deducting the underwriting discount to fund the distribution to the S corporation stockholders of all previously taxed, but undistributed, S corporation earnings.

5. Income Taxes

    Concurrent with the completion of the IPO, the Company's S corporation status was terminated and the Company's taxable income became subject to federal and state C corporation income tax regulations.

    As of August 6, 1999, the Company established deferred tax assets and liabilities based upon the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. As of September 30, 1999, the Company's deferred tax assets and liabilities are as follows:

Assets
Accounts receivable	$74
Inventories	58
Deferred compensation	40
Accrued benefits	413

Total assets	$585

Liabilities
Property and equipment	$197
Intangible assets	511

Total liabilities	$708

    Prior to January 4, 1999, Direct Connect Systems, Inc. ("DCSI") was a C corporation and accordingly, was subject to corporate income taxes. A provision for taxes resulting from the taxable income of DCSI for the period from July 15, 1998 through December 31, 1998 is included in the Company's consolidated financial statements. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, from January 4 to August 6, 1999, none of the consolidated income of the Company was subject to corporate income taxes and, as of January 4, 1999, all of the deferred tax assets and liabilities related to DCSI were eliminated. This resulted in a one-time tax benefit of $580 that is included in the Company's results of operations for the nine months ended September 30, 1999.

    Income tax expense (benefit) consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Current:
DCSI		$240		$240
Datalink	$786		$849
Deferred:
Reversal of DCSI net deferred tax liability			(580)
Establishment of and changes in net deferred taxes	123		123

Total income tax expense:	$909	$240	$392	$240

6. Comprehensive Income

    The Company has no comprehensive income other than net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Datalink's Prospectus filed with the Securities and Exchange Commission on August 6, 1999.

OVERVIEW

    Datalink analyzes, custom designs, integrates or assembles, installs and supports high-end Open Systems storage solutions using products and subassemblies manufactured by various suppliers in order to meet its customers' requirements. The Company has developed engineering, sales and support capabilities to become an expert in applying the best available networked storage technologies manufactured by the leading data storage hardware and software companies to solve its customers' growing data storage needs. These technologies include SAN, NAS, RAID, hard disk, magnetic tape, CD-ROM and optical products. The Company also incorporates storage management software technologies, including backup and recovery, disaster recovery, HSM, archive, management and configuration, high availability and media management products, to meet the specific needs of its customers.

    Datalink's customers include end-users, VARs and OEMs. The Company works closely with end-users and VARs to assess their informational storage and retrieval requirements and to design, integrate, install and support information storage solutions incorporating the best hardware and software products on the market. For OEM customers, the Company's team of design and application engineers custom design storage subsystems, which are integrated into the OEM's own products. In general, the Company realizes higher gross margins on net sales to end-users and OEMs based on the high value-added nature of such sales.

    Datalink sells its products through its direct sales force located in Minneapolis and 20 field offices. The Company has continued to grow its sales force through the DCSI acquisition and opening new sales office locations in anticipation of increased demand for the Company's products and services. The Company selects new sales office locations based upon perceived demand for the Company's products and services. Datalink has experienced, and expects to continue to experience, an increase in sales and marketing expenses disproportionate to the increase of net sales in connection with the opening of new sales offices. This is due primarily to the six months or longer lead-time generally associated with generating business in the new territory.

    As part of its business strategy, in July 1998, the Company acquired DCSI, a Marietta, Georgia-based firm engaged in the analysis, custom design, integration and support of high-end Open Systems data solutions principally for end users in the southeastern United States.

    As an independent storage solutions provider, Datalink updates its product offerings to incorporate advancements by its suppliers of hardware and software technology. Although the Company often has advance knowledge of forthcoming product releases because of its close working relationship with its suppliers, the impact of these advancements on the Company's results of operations are often difficult to predict. The Company's customers may delay purchases upon learning of actual or rumored new product introductions. In addition, changes in technology may significantly affect the pricing or profitability of products.

RESULTS OF OPERATIONS

Revenues.

    Revenues include amounts earned for analyzing, custom designing, integration or assembly of storage solutions. This includes sales of products and software integrated for end-user and VAR customers, products assembled by the Company for OEM customers and revenues from billable installation, repair and maintenance services. Revenues increased $7.1 million, or 30.2%, to $30.6 million for the third quarter ended September 30, 1999, from $23.5 million for the comparable quarter in 1998. Revenues increased $26.0 million or 43.2% to $86.1 million for the nine months ended September 30, 1999, from $60.1 million for the comparable period in 1998. The higher sales levels reflect the expansion of the Company's sales and technical staffs. Since the beginning of 1998, the Company has added seven sales offices. Four of the new offices were added through the July 1998 acquisition of DCSI. Sales in the most recent quarter were enhanced by completion of the Company's largest single sale in its history, a $6 million SAN installation.

    To date, Y2K uncertainties have not significantly impacted the Company's revenues. It is unknown what impact Y2K will have on revenues in the later portion of the Company's fourth quarter of 1999.

Gross Profit.

    Gross profit as a percentage of net sales increased to 26.3% for the third quarter ended September 30, 1999, from 25.5% for the comparable quarter in 1998. Gross profit as a percentage of net sales increased to 25.9% for the nine months ended September 30, 1999, from 24.9% for the comparable period in 1998. These increases were principally attributable to an increase in sales of large, sophisticated storage systems sold to end-user customers, which typically have generated higher margins than sales to VAR and OEM customers.

Sales and Marketing.

    Sales and marketing expenses include wages and commissions paid to the Company's sales and marketing personnel, travel and entertainment costs and advertising, promotion and trade show expenses. Sales and marketing expenses totaled $3.1 million, or 10.1% of net sales for the third quarter ended September 30, 1999, compared to $2.0 million, or 8.6% of net sales for the third quarter in 1998. Sales and marketing expenses increased $3.5 million or 69.8% to $8.6 million, or 10.0% of net sales, for the nine months ended September 30, 1999, from $5.1 million, or 8.5% of net sales, for the comparable period in 1998. The Company has incurred these increased costs primarily due to the hiring of new sales and marketing personnel and absorbing the incremental costs related to the operations of DCSI. Approximately 70% of the Company's sales and marketing expenses are directly variable with sales.

General and Administrative.

    General and administrative expenses include wages for administrative personnel, profit sharing contributions, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $1.8 million, or 5.9% of net sales for the third quarter ended September 30, 1999, as compared to $1.3 million, or 5.3% of net sales for the third quarter in 1998. General and administrative expenses increased $2.4 million or 82.1% to $5.4 million, or 6.3% of net sales, for the nine months ended September 30, 1999, as compared to $3.0 million, or 4.9% of net sales, for the comparable period in 1998. The increase in expenses is primarily due to additions to the administrative staff to support future sales growth as well as amortization of identifiable intangible assets and goodwill related to the Company's acquisition of DCSI and depreciation expense from the Company's new information systems implemented in late 1998. Profit sharing and professional services expenses also increased relative to the comparable periods in 1998.

Engineering.

    Engineering expenses include employee wages, travel and training expenses for the Company's professional engineers and technicians and professional fees. Engineering expenses increased to $800,000, or 2.5% of net sales for the third quarter ended September 30, 1999, as compared to $400,000, or 1.7% of net sales for the comparable quarter in 1998. Engineering expenses increased $1.1 million or 99.8% to $2.2 million, or 2.5% of net sales, for the nine months ended September 30, 1999, from $1.1 million, or 1.8% of net sales, for the comparable period in 1998. The Company has continued to add new engineering personnel and has increased the compensation levels for its engineers to more effectively compete for engineering human resources. Additionally, the Company's costs for engineering travel have increased as sales have increased.

Offering Costs.

    The Company incurred approximately $173,000 of expenses during the nine months ended September 30, 1999, in conjunction with the Company's attempt to complete its contemplated initial public offering in the first quarter of 1999. The Company incurred approximately $709,000 of expenses in 1998 in conjunction with the Company's attempt to complete its contemplated initial public offering in the third quarter of 1998. Both offerings were delayed by market conditions. As required, these costs were expensed each time a determination was made that the offering would be delayed more than 90 days.

Income Taxes.

    The provision for income taxes were $909,000 and $240,000 in the third quarters of 1999 and 1998, respectively, which resulted in an effective tax rate of 38% and 16%, for the third quarter of 1999 and 1998, respectively. The provision for income taxes were $392,000 and $240,000 for the nine months ended September 30, 1999 and 1998, respectively, which resulted in an effective tax rate of 7% and 5%, for the nine months of 1999 and 1998, respectively. As more fully described in Note 5 to the financial statements included in Part I of this Form 10-Q, effective with the public offering on August 6, 1999, Datalink terminated its S Corporation status and its income became subject to federal and state income tax regulations under C Corporation status. For the third quarter ended September 30, 1998, the Company provided for income tax expense related to DCSI's C corporation income for the period July 15 through September 30, 1998. The Company expects its effective income tax rate to be approximately 40% in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $116,000 for the nine months ended September 30, 1999. This cash was generated primarily from net income of $5.4 million which included $1.2 million of noncash charges for depreciation and amortization, offset by increases in accounts receivable of $2.6 million and inventories of $939,000 and a $3.4 million reduction in the December 31, 1998 accounts payable balance. The high level of accounts payable at December 31, 1998 was generated by the purchase of inventory to support the Company's sales at calendar year end which were particularly strong. Additionally, at the end of 1998, some vendor payments were delayed as a result of the integration of the Company's accounting operations with those of DCSI.

    Net cash used in investing activities for the nine months ended September 30, 1999 was $620,000 due to the acquisition of property and equipment to support the Company's expanding operations. For the nine months ended September 30, 1998, the Company used $3.8 million of cash in investing activities, $3.1 million of which was used to acquire DCSI and the balance of which was used to purchase property and equipment.

    Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 1999. The primary source of cash generation from financing activities was $17.8 million from the sale of common stock in the Company's initial public offering. This was offset, in part, by net repayments of borrowings of $3.2 million, $11.7 million of distributions paid to the S corporation shareholders and $906,000 paid to repurchase common shares. For the nine months ended September 30, 1998, the primary use of cash from financing activities was dividends paid to stockholders.

    The Company believes that its existing cash balances, credit, and cash flows expected to be generated from future operations will be sufficient to meet the Company's capital requirements at least through the next twelve months.

YEAR 2000 DISCLOSURE.

    Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, computer systems and software products must accept four digit entries in the date code field. As a result, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements.

    The Company believes that all of its financial reporting and resource planning systems are Year 2000 compliant. The Company has installed a new primary financial reporting software which has been certified Year 2000 compliant by its vendor. Effective January 1, 1999, the Company transitioned all of DCSI's accounting and reporting to the Company's systems. The Company's other software is generally certified by the vendors to be Year 2000 compliant or is not considered critical to the Company's operations.

    External professionals and internal information systems and engineering personnel have assessed the Company's internal-use computer software and equipment. Generally, the Company believes that its internal use computer equipment is Year 2000 compliant. The Company's vendors have generally certified that the Company's internal-use software (principally the operating system, networking software, office application suite and electronic mail applications) are Year 2000 compliant, or these vendors have made updates for Year 2000 readiness available for downloading over the Internet. In such instances, the Company plans to use its internal information systems and engineering personnel to complete Year 2000 readiness downloads during 1999. The Company does not expect to incur any material costs in completing these efforts.

    The Company's operations are not dependent on any form of electronic data interchange with its customers or vendors, other than the cash balance reporting system made available to the Company by its bank. The Company's bank has certified that its systems have the ability to process dates beyond the Year 2000.

    The Company has completed an assessment of the Year 2000 compliance of its vendors' products. The Company has surveyed each of its major vendors and, as part of its ongoing quality efforts, has obtained a "statement of Year 2000 compliance" from virtually all of its current storage equipment and software vendors. Accordingly, the Company believes that all of its current vendors supply Year 2000 compliant products for installation at customer sites. The Company requires such a statement of compliance before installing any vendor's equipment or software at a customer site. Although the Company has no written assurance from its vendors and provides no assurance to its customers about the Year 2000 readiness of products installed prior to obtaining such statements of compliance, the Company's standard sales agreements indicate that the Company is not the original equipment manufacturer nor the software developer or manufacturer of the equipment and software installed at customer sites. Terms of the Company's current standard sales agreements further state that the Company is not responsible for the Year 2000 compliance of the equipment and software installed at customer sites.

    If any products or subassemblies sold by the Company to its customers were to fail, the Company could be liable to its customers for damages and costs to the extent that the Company's vendors do not cover such liabilities. In addition, if the Company fails to complete its Year 2000 readiness efforts for its internal use systems or if any of its customers or vendors fail to complete any required Year 2000 remediation of their systems, the Company could suffer delays in product delivery or experience delays in customer payments. Any such product or system failures could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

    At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the Company's computer systems, or those of its vendors or customers, will not be at an adequate stage of Year 2000 readiness by the end of 1999. However, as part of its Year 2000 readiness efforts, the Company will continue to consider the need for a contingency plan based on the Company's periodic evaluation of target dates for completion of its readiness efforts.

RECENTLY ISSUED ACCOUNTING STANDARDS.

    In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement is effective for both interim and annual periods beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's consolidated financial statements.

    In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not had significant software sales to date and management does not expect the adoption of SOP to have a significant effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    All of Datalink's operations are based in the U.S. and with the exception of two immaterial transactions, all of the Company's transactions are denominated in U.S. dollars. The Company's interest income is sensitive to changes in the general level of U.S. interest rates. However, due to the nature of the Company's short-term investments, management has concluded that there is no material market risk exposure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    As of the date of this filing, the Company is not involved in any material proceedings.

Item 2. Changes in Securities and Use of Proceeds.

    In connection with its initial public offering in August 1999, Datalink filed a Registration Statement on Form S-1, SEC File No.333-55935 (the "Registration Statement"), which was declared effective by the Commission on August 4, 1998. Pursuant to the Registration Statement, Datalink publicly sold 2,701,590 shares of its common stock, $.001 par value per share, including 101,590 shares sold to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares sold was $20.3 million, $1.4 million of which was applied towards underwriting discounts and commissions. Other expenses related to the offering were $1.1 million. The net proceeds to Datalink from the sale of common stock in the initial public offering were $17.8 million. The managing underwriters of the offering were Needham & Company, Inc., Cruttenden Roth Incorporated and John G. Kinnard & Company, Incorporated. Datalink used the net proceeds from the offering to reduce its short-term debt by $7.0 million and $9.1 million to distribute the S corporation earnings to the stockholders of record prior to the public offering. The remaining funds were invested in short-term, investment grade, interest-bearing securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 3. Defaults Upon Senior Securities.

    None

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted during the third quarter of the Company's 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

27.1	Financial Data Schedule

    (b) Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the third quarter of the Company's 1999 fiscal year.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999	DATALINK CORPORATION
/s/ DANIEL J. KINSELLA Daniel J. Kinsella, Chief Financial Officer