Form 10-K
period 1998-12-31
DATALINK CORP
filed 1999-11-19
CIK 1056923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                   (Mark one)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ---------
                        Commission file number: 00114367

                              DATALINK CORPORATION
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                  41-0856543
    (State or other jurisdiction            (IRS Employer Identification Number)
    of incorporation)

                          7423 WASHINGTON AVENUE SOUTH
                              MINNEAPOLIS, MN 55439
                    (Address of Principal Executive Offices)
                                 (612) 944-3462
               (Registrants Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At November 16, 1999, the latest practicable date, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was: $85,159,460

     At November 16, 1999, the number of shares outstanding of each of the registrant's classes of common stock was: 8,772,537

     Documents incorporated by reference:

     (1)  Not Applicable
     (2)  Not Applicable
     (3) Certain portions of the definitive Prospectus filed with the Securities and Exchange Commission on August 6, 1999, pursuant to Rule 424(b)(1) under the Securities Act of 1933, SEC File No. 333-55935 (the "Definitive Prospectus") are incorporated by reference as indicated in Parts I, II, III and IV below.

                                EXPLANATORY NOTE

     This Form 10-K relates to fiscal years prior to consummation of Datalink Corporation's initial public offering. Datalink is filing this report solely because Datalink's registration statement on Form 8-A under the Securities Exchange Act of 1934, as amended, became effective on August 4, 1998, sixty days after its initial filing.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report on Form 10-K contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the Company's dependence on supplier relationships, competition in the market for open systems storage, competitive pricing pressures, dependence of the Company on key personnel, possible strain placed on the Company's resources by growth and expansion, the Company's reliance of its suppliers to meet the needs of rapid technological change, risks associated with possible future acquisitions, fluctuations in quarterly operating results, risk associated with the Company's use of proceeds from its initial public offering, the possibility of denial of the Company's prior S corporation status by the Internal Revenue Service for any or all of the periods during which the Company claimed such status and the consequent tax burden on its income and the impact of Year 2000 issues on the Company and its operations. The Company recommends that readers refer to the discussion of these and other risks as contained in the Definitive Prospectus under the caption "Risk Factors" beginning on page 6.

                                     PART I

ITEM 1.  BUSINESS.

         The information contained under the caption "Business" beginning at page 26 of the Definitive Prospectus is incorporated herein by reference.

ITEM 2.  PROPERTIES.

         The information contained under the caption "Facilities" beginning at page 34 of the Definitive Prospectus is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, the Company is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the Company's 1998 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There was no established public trading market for the Company's Common Stock during the Company's 1998 fiscal year. At December 31, 1998, there were 10 holders of the Company's Common Stock.

         The information contained under the caption "Termination of S Corporation Status and Put Option and Dividend Policy" on page 13 of the Definitive Prospectus is incorporated herein by reference.

         In connection with the acquisition of assets of Direct Connect Systems, Inc. ("DCSI") in July 1998, the Company issued 200,000 shares of Common Stock to four former stockholders of DCSI, each of whom was an accredited investor. The Company believes the sale of these shares was exempt from registration under
Section 4(2) of the Securities Act. In August 1999, pursuant to the original acquisition agreement, the Company issued an additional 26,668 shares of the Company's Common Stock to these former DCSI stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information contained in the first paragraph and under the following captions of the section entitled "Selected Historical Financial Data" beginning at page 17 of the Definitive Prospectus is incorporated herein by reference:

         -- "Statement of Operations Data" for the Years Ended December 31, 1994 through 1998 and related footnotes and

         -- "Balance Sheet Data" at December 31, 1994, 1995, 1996, 1997 and 1998
and related footnotes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning at page 19 of the Definitive Prospectus, exclusive of the section labeled "Comparison of Six Months Ended June 30, 1999 and 1998" on pages 20-21, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and information contained in the Definitive Prospectus are incorporated herein by reference:

         -- the "Report of Independent Accountants" at page F-5;

         -- the "Consolidated Balance Sheets" on page F-6;

         -- the "Year Ended December 31," columns labeled "1998," "1997" and "1996" on page F-7 entitled "Consolidated Statements of Operations;"

         -- the "Consolidated Statement of Stockholders' Equity (Deficiency) on page F-8, excluding the table information below the line labeled "Balances, December 31, 1998;"

         -- the "Year Ended December 31," columns labeled "1998," "1997" and 1996" on page F-9 entitled "Consolidated Statements of Cash Flows" and

         -- the "Notes to Consolidated Financial Statements" beginning on page F-10 and continuing through and including page F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information contained under the caption "Change of Accountants" on page 46 of the Definitive Prospectus is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the caption "Management" beginning at page 35 of the Definitive Prospectus is incorporated herein by reference.

         Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 1998 (which was prior to Datalink's initial public offering), the following persons failed to timely file a Form 3 report under the Securities Exchange Act of 1934, as amended: Greg R. Meland, Robert D. DeVere, Stephen M. Howe, Scott D. Robinson, Robert M. Price, James E. Ousley, Margaret
A. Loftus and Paul F. Lidsky.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the captions "Director Compensation" on page 36 and "Executive Compensation" on page 37 on the Definitive Prospectus is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the caption "Principal Stockholders" on page 41 of the Definitive Prospectus is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Transactions" beginning at page 39 of the Definitive Prospectus is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS. The following financial statements contained in the Definitive Prospectus are filed as part of this report (as incorporated by reference above):

     -- the "Report of Independent Accountants" at page F-5;

     -- the "Consolidated Balance Sheets" on page F-6;

     -- the "Year Ended December 31," columns labeled "1998," "1997" and "1996" on page F-7 entitled "Consolidated Statements of Operations;"

     -- the "Consolidated Statement of Stockholders' Equity (Deficiency) on page F-8, excluding the table information below the line labeled "Balances, December 31, 1998;"

     -- the "Year Ended December 31," columns labeled "1998," "1997" and 1996" on page F-9 entitled "Consolidated Statements of Cash Flows" and

     -- the "Notes to Consolidated Financial Statements" beginning on page F-10 and continuing through and including page F-19.

2. FINANCIAL STATEMENT SCHEDULES. The "Report of Independent Accountants on Financial Statement Schedule" and the "Schedule II -- Valuation and Qualifying Accounts for the Years Ended December 31, 1997 and 1998" beginning at page S-1 of Amendment No. 5 to the Registration Statement on Form S-1, SEC Reg. No. 333-55935 ("Amendment No. 5"), is filed herewith and incorporated herein by reference.

3.   (a)  EXHIBITS. The following exhibits are filed as part of this Form 10-K:

         Exhibit                                                           Method of
         Number   Title                                                     Filing
         ------   -----                                                     ------
         3.1      Amended and Restated Articles of Incorporation of
                    the Company                                                *
         3.2      Restated Bylaws of the Company                               *
         4.1      Form of Common Stock Certificate                             *
         10.1     Employee Stock Purchase Plan                                 *
         10.2     1999 Incentive Compensation Plan                             *
         10.3     Credit Agreement with Norwest Bank Minneapolis,
                    N.A.                                                       *
         10.4     Form of Indemnification Agreement                            *
         10.5     Lease Agreement with Washington Avenue L.L.P.                *
         10.6     Deferred Compensation Agreement with
                    Stanley I. Clothier                                        *
         10.7     Agreement and Plan of Reorganization with
                    Direct Connect Systems, Inc. (excluding Schedules
                    and Exhibits which the Registrant will provide to
                    the Commission upon request) *
         10.8     Second Lease Agreement with Washington Avenue
                    L.L.P.                                                     *

         10.9     Lease Extension Agreement with Washington Avenue
                    L.L.P.                                                      *
         16.1     Letter from Hansen, Jergenson, Nergaard & Co.,
                    LLP regarding change in certifying accountant               *
         23.1     Consent of PriceWaterhouseCoopers LLP                   Filed herewith
         23.2     Consent of Hansen, Jergenson, Nergaard & Co.,
                    LLP                                                   Filed herewith
         27.1     Financial Data Schedule (Edgar filing only)
         99.1     Pages of the Definitive Prospectus and of
                    Amendment No. 5 (deemed to be filed
                    only to the extent as incorporated by
                    reference into this report above)                     Filed herewith

-----------
* Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1, Reg. No. 333-55935

     (b) REPORTS OF FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DATALINK CORPORATION
Date:  November 12, 1999

                               By: /s/ Greg R. Meland
                                  --------------------------------------------
                                   Greg R. Meland, Chief Executive Officer


                               By: /s/ Daniel J. Kinsella
                                  --------------------------------------------
                                   Daniel J. Kinsella, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                   TITLE                        DATE
                       ---------                                   -----                        ----

     /s/ Greg R. Meland                                 President and Chief           November 12, 1999
---------------------------------                       Executive Officer
Greg R. Meland                                          and Director (Principal
                                                        Executive
                                                        Officer)

     /s/ Daniel J. Kinsella                             Chief Financial Officer       November 12, 1999
---------------------------------                       (Principal Financial
Daniel J. Kinsella                                      And Accounting Officer)

     /s/ Robert M. Price                                Director                      November 12, 1999
---------------------------------
Robert M. Price

     /s/ James E. Ousley                                Director                      November 12, 1999
---------------------------------
James E. Ousley

     /s/ Margaret A. Loftus                             Director                      November 12, 1999
---------------------------------
Margaret A. Loftus

     /s/ Paul F. Lidsky                                 Director                      November 12, 1999
---------------------------------
Paul F. Lidsky