Form 10-Q
period 1999-03-31
DATALINK CORP
filed 1999-11-19
CIK 1056923

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1999

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                  to
                                        ------------------  ------------------

                        Commission file number: 00114367

                              DATALINK CORPORATION
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                       41-0856543
 (State or other jurisdiction)                          (IRS Employer
       of Incorporation)                            Identification Number)

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

                                  Yes     No   X
                                     ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,772,537 shares as of November 16, 1999.

                                EXPLANATORY NOTE

     This Form 10-Q relates to quarterly periods prior to consummation of Datalink Corporation's initial public offering. Datalink is filing this report solely because Datalink's registration statement of Form 8-A under the Securities Exchange Act of 1934, as amended, became effective on August 4, 1998, sixty days after its initial filing.

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The following financial statements and information contained in Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 15, 1999, SEC File No. 333-55935 (the "S-1 Amendment"), for Datalink Corporation are incorporated herein by reference:

     -- the "Consolidated Balance Sheets" on page F-6, excluding the information under the column "1997";

     -- the columns labeled "Three Months Ended March 31, 1998 and 1999" on page F-7 entitled "Consolidated Statements of Operations;"

     -- the columns labeled "Three Months Ended March 31, 1998 and 1999" on page F-9 entitled "Consolidated Statements of Cash Flows" and

     -- the "Notes to Consolidated Financial Statements" beginning on page F-10 and continuing through and including page F-19.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the S-1 Amendment is incorporated herein by reference except for (i) the 1998, 1997 and 1996 full-year information under the caption "Results of Operations" and (ii) the information under the caption "Comparison of Years Ended December 31, 1998, 1997 and 1996." References to the "offering" mean Datalink's initial public offering of its Common Stock.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of the date hereof, the Company is not involved in any material legal proceedings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the first quarter of the Company's 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits:

         27.1 - Financial Data Schedule (Edgar filing only)

         99.1 - Pages of the S-1 Amendment (deemed to be filed only to the extent as incorporated by reference into this report above).

     (b) Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the first three months of the Company 1999 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DATALINK CORPORATION



                                   By  /s/ Daniel J. Kinsella
                                     -------------------------------------------
                                     Daniel J. Kinsella, Chief Financial Officer

Date:  November 16, 1999