Form 10-Q
period 1999-06-30
DATALINK CORP
filed 1999-11-19
CIK 1056923

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

                 [X] Quarterly report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1999

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the transition period from           to
                                           ---------    ---------

                        Commission file number: 00114367

                              DATALINK CORPORATION
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                        41-0856543
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

                                 Yes X  No
                                    ---   ---

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following financial statements and information contained in the definitive Prospectus filed with the Securities and Exchange Commission on August 6, 1999, pursuant to Rule 424(b)(1) under the Securities Act of 1933, SEC File No. 333-55935 (the "Definitive Prospectus"), for Datalink Corporation are incorporated herein by reference:

         --       the "Consolidated Balance Sheets" on page F-6;

         --       the columns labeled "Six Months Ended June 30, 1998 and 1999"
on page F-7 entitled "Consolidated Statements of Operations;"

         -- the columns labeled "Six Months Ended June 30, 1998 and 1999" on page F-9 entitled "Consolidated Statements of Cash Flows" and

         -- the "Notes to Consolidated Financial Statements" beginning on page F-10 and continuing through and including page F-19.

         In addition, the following financial statements and notes are part of
Item 1:

                              DATALINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                  ----------------------------------
                                                           1998            1999
                                                         -------         -------
                                                               (UNAUDITED)
Net sales ......................................         $20,028         $29,843
Cost of sales ..................................          14,921          22,191
                                                         -------         -------
     Gross profit ..............................           5,107           7,652
Operating expenses:
  Sales and marketing ..........................           1,627           3,373
  General and
     administrative ............................             752           1,919
  Engineering ..................................             376             614
                                                         -------         -------
     Operating income ..........................           2,352           1,746
Interest expense ...............................              51             109
                                                         -------         -------
Income before income
  taxes ........................................           2,301           1,637
Income tax expense .............................                              39
                                                         -------         -------
Net income......................................         $ 2,301         $ 1,598
                                                         =======         =======
Historical net income per
  share, basic and diluted .....................         $  0.33         $  0.27
                                                         =======         =======

  Weighted average shares
     outstanding, basic and
     diluted ...................................           6,900           6,004
Pro forma data:
  Income before income
     taxes on S corporation
     income ....................................          $2,301          $1,598
  Pro forma income taxes .......................             897             687
                                                          ------          ------
  Pro forma net income .........................          $1,404          $  911
                                                          ======          ======
  Pro forma net income
     per share basic and
     diluted ...................................          $ 0.17          $ 0.13
                                                          ======          ======
Shares used in computing
  pro forma net income
  per share ....................................           8,139           7,243
                                                          ======          ======

    The accompanying notes are an integral part of the financial statements.

                              Datalink Corporation
      Notes To Condensed Consolidated Statements of Operations (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated statements of operations reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated results of operations for the three month periods ended June 30, 1999 and 1998. These unaudited condensed consolidated statements of operations and notes should be read in conjunction with the consolidated audited financial statements and notes thereto included in Datalink's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

2.       Net Income Per Share

         Basic and diluted

         Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. There were no common stock equivalents for the three month periods ended June 30, 1999 and 1998.

         Pro forma

         Concurrent with the IPO, the Company terminated its status as an S corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three months ended June 30, 1999 and 1998, include a pro forma adjustment for the income taxes to have been recorded had the Company been a C corporation, based on then applicable tax laws.

         Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares and equivalent shares outstanding for the applicable period after giving effect to the estimated number of shares required to be sold at the IPO price and after deducting the underwriting discounts to fund the distribution to the S corporation stockholders of all previously taxed, but undistributed, S corporation earnings.

3.       Comprehensive Income

         The Company has no comprehensive income other than net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information contained under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Definitive Prospectus is incorporated herein by reference except for (i) the full-year 1998, 1997 and 1996 information under the caption "Results of Operations" and (ii) the information under the caption "Comparison of Years Ended December 31, 1998, 1997 and 1996." References to the "offering" mean Datalink's initial public offering of its Common Stock.

         In addition, the following information is part of this Item 2:

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Net Sales. Net sales increased $9.8 million, or 49.0%, to $29.8 million for the three months ended June 30, 1999, from $20.0 million for the comparable period in 1998. The increased sales were primarily attributable to the July 1998 acquisition of DCSI, the hiring of DCSI's and other new sales and engineering personnel and the opening of new sales offices. Additionally, the higher sales reflect the increasing demand for more complex data storage products, which has resulted in higher equipment, software and services revenues.

         Gross Profit. Gross profit as a percentage of net sales remained relatively constant at 25.6% for the three months ended June 30, 1999, as compared to 25.5% for the comparable period in 1998. Although the Company increased its percentage of sales of large, sophisticated storage systems to end-user customers, which typically have generated higher margins than sales to VAR and OEM customers, this was offset by higher installation and maintenance contract costs.

         Sales and Marketing. Sales and marketing expenses totaled 11.3% of net sales for the three months ended June 30, 1999, compared to 8.1% of net sales for the comparable period in 1998. The Company has incurred increased costs relating to the hiring of new sales and marketing personnel in addition to absorbing the incremental costs related to the operations of DCSI. Approximately 70% of sales and marketing costs are directly variable with sales.

         General and Administrative. General and administrative expenses were 6.4% of net sales for the three months ended June 30, 1999, compared to 3.8% of net sales for the comparable period in 1998. Of the increased general and administrative expenses, approximately $205,000 or 0.7% of net sales for the three months ended June 30, 1999 was amortization of identifiable intangible assets and goodwill related to the Company's acquisition of DCSI. Depreciation expense related to the Company's new information systems implemented in late 1998 increased significantly from the comparable period in 1998. In addition, rent and communications expense increased relative to the comparable period in 1998 due primarily to the acquisition of DCSI and the opening of additional sales offices. Profit sharing and professional services expenses also increased relative to the comparable period in 1998.

         Engineering. Engineering expenses increased to 2.0% of net sales for the three months ended June 30, 1999, compared to 1.9% of net sales for the comparable period in 1998. The Company has continued to add new engineering personnel and has increased the compensation levels for its engineers in order to more effectively compete for engineering human resources. Additionally, the Company's costs for engineering travel have increased as sales have increased.

         Income Taxes. The Company has elected to be taxed as an S corporation under the provisions of the Internal Revenue Code (the "Code") and comparable state income tax law. Under those provisions, the Company's income is reported on the individual tax returns of the Company's stockholders. As such, the Company is generally not subject to corporate income taxes. The only exceptions are a few states that do not recognize the S corporation status. The $39,000 shown as tax expense for the three months ended June 30, 1999 is the tax provision related to these states.

         Concurrent with the closing of the Company's proposed initial public offering, the Company's S corporation status will terminate and its taxable income will be subject to federal and state C corporation income tax regulation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of the date hereof, the Company is not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) In June 1999, the Company authorized the grant of non-incentive options under its Incentive Plan to the four non-employee directors that vested coincident with the first closing on the Company's initial public offering to purchase an aggregate of 36,000 shares of the Company's Common Stock. These options are exercisable for ten years from the date of grant at an exercise price of $7.50 per share. In June and July 1999, the Company authorized the grant of incentive options under the Incentive Plan to 130 employees of the Company to purchase an aggregate of 711,300 shares of the Company's Common Stock. All of the incentive options vest 25% per year over four years and, once vested, will be exercisable for ten years from the date of the Board action at an exercise price of $7.50 per share. The Company believes that the grant of all of these options (which occurred coincident with the first closing of the Company's initial public offering) was exempt from registration under the Securities Act of 1933, as amended, because no sale of securities occurred.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 11, 1999, the stockholders of the Company voted by unanimous written action to approve an amendment and restatement of the Datalink Corporation Incentive Compensation Plan increasing the authorized number of options and other rights thereunder to cover up to 1,350,000 shares and to provide for annual options grants to non-employee directors commencing as of the Company's 2000, rather than 1999, annual meeting of stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

         27.1 -- Financial Data Schedule (Edgar filing only)

         99.1 -- Pages of the Definitive Prospectus (deemed to be filed only to the extent as incorporated by reference into this report above).

         (b) Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the second three months of the Company 1999 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DATALINK CORPORATION



                            By   /s/ Daniel J. Kinsella
                              --------------------------------------------------
                              Daniel J. Kinsella, Chief Financial Officer

Date:  November 16, 1999