Form 10-K405
period 1999-12-31
DATALINK CORP
filed 2000-03-30
CIK 1056923

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

For The Transition Period From                To

Commission file number: 00029758

DATALINK CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0856543
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

7423 WASHINGTON AVENUE SOUTH
MINNEAPOLIS, MINNESOTA 55439
(Address of Principal Executive Offices)

(952) 944-3462
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    At March 16, 2000, the latest practicable date, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was: $111,553,992

    At March 16, 2000, the number of shares outstanding of each of the registrant's classes of common stock was: 8,772,537

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the current state of our markets and strategy, our hiring and retention plans, our anticipated use of proceeds, our projected capital expenditures and liquidity, our potential acquisitions, competition in our markets and our technological capabilities. You may find these statements throughout this Annual Report and specifically in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in "Risk Factors" and elsewhere in this Annual Report.

    We use the terms "believe," "expect," "plan," "intend," "estimate" and "anticipate" and similar expressions to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

Overview

    We are a premier independent provider of networked data storage solutions. We analyze, custom design, integrate, install and support high-end networked data storage solutions for our customers. Because we are not a manufacturer, our highly skilled engineering and product management staff tests and compares all the data storage technologies available from the leading manufacturers and software developers. Our engineers then have the flexibility to choose from the best of these storage technologies and products to solve our customers' growing data storage needs. In addition, we maintain a superior sales and support staff that ensures the continued success of our networked data storage solutions for each customer. We believe these value-added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

Growth of Enterprise Data

    In the last decade, there has been a dramatic increase in the volume of data created, processed and accessed through computer systems. Data-intensive applications such as on-line transaction processing, multimedia products, e-mail, e-commerce, web hosting, data warehousing, data mining and enterprise resource management have fueled demand for additional storage capacity. According to Dataquest, Inc., an independent market research firm, the overall storage market for multiuser servers will grow from $33 billion in 1999 to $64 billion in 2003. This overall storage market includes redundant arrays of independent disks, storage area networks, tape storage, network attached storage and storage management software.

    The significance of this data has changed as well. Organizations have recognized the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, protect and provide access to this data is fast becoming one of the most important aspects of business-critical decision making, increasing the need for high-performance, scalable and reliable storage devices and systems.

    To meet the needs for high-end data storage and retrieval, organizations are demanding increasingly sophisticated data storage solutions. Consequently, we believe that organizations are expected to dedicate an increasing percentage of their information technology budgets to data storage.

Limitations of Traditional Direct Attached Data Storage Technologies

    Data storage technology has not kept pace with increasing data management demands or with advancements in computer processing capabilities. The most basic and prevalent data storage technique has been to directly attach a storage device, such as a single hard disk or, on more advanced systems, a redundant array of independent disks, or RAID system, to individual servers and workstations. This technique has the benefit of being simple. However, in organizations of almost any size, this technique suffers from a number of significant drawbacks, including:

  Manageability. Directly attached data storage isolates data. It is difficult to utilize data efficiently and effectively if it is scattered throughout an organization in isolated pockets. International Data Corporation (IDC), an independent research company, estimates that approximately 55% of total data storage budgets are attributable to decentralized management of data. With the tremendous growth in the volume of data, the high cost of data management is leading organizations to demand more efficient and effective data management systems. In addition, as organizations realize the value of their data, they are seeking ways to provide enterprise-wide data access.

  Scalability. Scalability is the ability of a data storage system to handle increasing growth in demand for data storage. Directly attached data storage solutions are not easily scalable because data storage can only be increased by adding new storage devices to each separate network server. In addition, directly attached data storage systems limit the number of data storage devices per network server, greatly increasing the amount of hardware and time needed to manage data growth.

  Availability. Organizations today demand that their data storage systems be accessible and usable at any time throughout the organization. However, directly attached data storage systems are readily available only to those physically connected to the particular network server that generated the data. In addition, these storage solutions often require the shutdown of network servers in order to add additional storage devices.

  Reliability. As organizations increasingly recognize the value of data, they seek to protect it from loss. Backing-up and archiving data under directly attached storage systems is, however, very expensive and difficult. Installing and operating back-up devices, such as tape drives, on each separate local network is both costly and difficult to administer consistently across the enterprise. Even where organizations have installed completely redundant storage devices for each separate server, directly attached storage systems require the back-up storage devices to be located near the primary storage devices, leaving organizations vulnerable to site-specific disasters such as fire or flood.

  Performance. Directly attached data storage systems are connected to local network servers and use those servers to perform data management tasks. However, large amounts of data moving through servers and across the local networks to reach backup storage devices impede the ability of the network to perform other mission-critical user applications.

The Evolution of Storage Area Networks

    To solve the inherent problems of traditional directly attached storage solutions, new technologies have emerged such as the "storage area network," commonly referred to in the industry as a SAN. A SAN is a high-speed computer network dedicated to data storage that allows RAID, tape backup and other storage devices to be shared enterprise-wide and to be administered centrally through common software. Similar to the way in which traditional computer networks permit any end user on the network to access any network server, a SAN creates a "pool" of data storage that can be shared by multiple servers.

Through various configurations similar to those used in traditional computer networks, SANs can connect any server with any storage system, and storage systems with each other. We believe this "any- to-any" connectivity will enable large amounts of data to be shared, managed and accessed among servers and storage systems running different computer operating systems or software applications.

    While in its early stages of development, use of the SAN architecture is expected to grow rapidly because it is designed to meet the growing need to manage data effectively and efficiently. According to Dataquest, Inc., 80% of storage revenue from external RAID systems will be based on SAN architecture by the end of 2002. IDC has estimated that worldwide revenue from SAN products will grow from $3.8 billion in 1999 to over $11.4 billion in 2002, representing a compound annual growth rate of over 44%.

The Datalink Opportunity

    The increased need for data storage and the development of sophisticated networked data storage systems have created a demand for independent data storage solution providers such as Datalink. Both potential customers and data storage device manufacturers are looking to independent storage solutions providers such as Datalink primarily for the following reasons:

  Pressures on Customers. We believe organizations will increasingly look outside their in-house technical staff to independent data storage solution providers such as Datalink for specialized expertise. Networked storage architecture design is complex. Although organization-wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In-house information technology departments prefer to focus their efforts on mission-critical applications. Accordingly, they do not want to research, design, implement and support their own networked storage solutions.

  Pressures on Manufacturers. We believe manufacturers increasingly rely on independent data storage solutions providers such as us for two principal reasons: Sophisticated data storage solutions require the integration of highly specialized products made by a variety of manufacturers. A typical SAN, for instance, can utilize components such as routers, hubs, switches, host bus adaptors, storage and backup devices and storage management software, each from a different manufacturer. High-end data storage manufacturers generally focus on their particular piece of the overall SAN system, leaving companies like us to integrate comprehensive networked data storage solutions from the best available components. Because of the high cost of maintaining a national sales and marketing organization and reduced profit margins, high-end data storage manufacturers increasingly are focusing their resources on their research and development functions. This strategy requires them to outsource much of their sales and marketing functions to companies such as Datalink.

    We believe we are uniquely positioned to capitalize on this significant opportunity for the following reasons:

  Expertise. We have been implementing sophisticated data storage solutions for over ten years. This experience has given us significant expertise in understanding and applying data storage technologies and has allowed us to earn and retain the trust and confidence of our customers and suppliers.

  Independence. Unlike many of our competitors, we are independent of any manufacturer or particular technology. Our customers are increasingly using open systems computing architectures, which can combine components from multiple suppliers. Our customers therefore value our independence and rely on us to choose the best available hardware and software and tailor it to their individual needs.

  Quality Commitment. Our principal facility is ISO 9001 registered, and we utilize ISO standards throughout our organization. Our customers and suppliers value our consistently high quality design, development, integration, installation and service processes.

The Datalink Solution

    We combine our technical expertise, the best products from leading manufacturers and comprehensive service and support to meet each customer's specific needs. Our comprehensive data storage services include:

Analysis

    At the beginning of each engagement, we place considerable emphasis on formulating a needs analysis based on each customer's business initiatives, operating environment and current and anticipated data storage needs. While our focus is on each customer's unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data storage solutions for over ten years to customers in numerous industries.

Design

    Once we have completed our initial analysis, we begin the design phase of the project. Our team of engineers and technical sales consultants works together to design a system that meets the customer's data storage needs and its budget. Our independence permits us to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project. Our engineers continually evaluate and test all available emerging and existing data storage technologies. The engineers then have the ability to consistently select the best available hardware and software products for our customers. Because of our established, strong relationships with the major networked storage hardware and software suppliers, we often participate in their new product development, evaluation, introduction, marketing and quality control programs. This collaboration with suppliers enables us to identify innovative new hardware and software products and incorporate them into our system designs.

Integration

    We integrate our data storage solutions using ISO 9001 quality standards to ensure that all components work together consistently without quality degradation. We test data storage solutions and their components for interoperability and compatibility, primarily at our own testing laboratories in Atlanta, Chicago and Minneapolis. This allows us to simulate the customer's operating environment without jeopardizing the customer's data and enables us to demonstrate our proposed solution before implementing it.

Implementation

    Once we design and test a system, we formulate a detailed project management plan with our customers to meet their financial and operating objectives and minimize disruption to their operations. We create a bill of materials for each project and oversee the timely delivery of hardware and software products to the customer's location. Our engineering staff then performs the actual installation at the customer's site.

Training

    While our systems are complex, we strive to ensure that our customers understand them before we complete our project. In addition, we offer manufacturer-certified courses at our regional technology centers. We believe we are the only third party certified to conduct training courses in the systems of each of the two major data storage system software developers—Legato Systems, Inc. and VERITAS Software Corporation.

Technical Support

    We provide our customers advanced technical support from a team of help desk analysts and professional engineers. Our extensive experience in data storage systems enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. Most technical support is coordinated through our help desk, which is staffed with technical support analysts trained to solve technical issues and to assist our engineering staff in troubleshooting escalated problems. The help desk staff also acts as our primary interface with suppliers' technical support organizations.

Maintenance

    We offer maintenance and repair service options under our service program. We offer a variety of on-site service options, including four hour guaranteed response time service seven days per week, 24 hours per day. Our technical staff first assists customers in identifying the source of system problems and in determining whether there is defective hardware or software. We contract with a number of our suppliers and other independent service organizations to provide any required on-site maintenance and repair services.

One Integrated Solution

    Our expert ability to synthesize data storage components into unique, state-of-the-art networked data storage solutions allows us to address a wide variety of customer needs. Our solutions have ranged from relatively simple RAID installations to very complex SAN configurations.

    An example of one of our more complex solutions is illustrated by our recent work for a large Fortune 250 manufacturer. The customer had an inefficient data storage architecture using 75 RAID storage devices. The customer connected each RAID device by a computer system interface, or SCSI, to its own dedicated server. This design prevented the customer from balancing the enterprise's storage requirements across the various RAID devices. As a result, the system underutilized the RAID devices. The customer needed to add new RAID devices even though it had additional overall storage capacity on other existing RAID devices. The system design also made it very difficult for the customer to manage the enterprise's storage policies.

    To solve our customer's problems, we designed a highly sophisticated SAN storage solution that replaced the 75 RAID storage devices with three multi-terabyte class RAID systems. By using higher performance Fibre Channel technology rather than SCSI, we enabled the customer's servers to share storage across the enterprise and among the three RAID systems. This created a fully redundant storage infrastructure and dramatically increased the performance and scalability of the customer's networked storage system. It also simplified the customer's data storage management by consolidating the system administration.

    We are currently preparing to further enhance this customer's networked data storage system. We plan to eliminate use of the customer's local area network, or LAN, as the network through which the customer backs up its data to magnetic tape libraries. By eliminating the flow of backup data through the LAN, the customer will increase the LAN's availability for mission-critical business applications.

Our Strategy

    Our strategy is to maintain our position as a premier independent provider of high-end networked data storage solutions and to capture an increasing share of the growing data storage market. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving networked storage management needs of our customers. Key elements of our strategy include:

Leveraging Market Presence

    We intend to expand our business by broadening our relationships with existing customers and by utilizing our market presence and technical expertise to attract new customers. We believe that the longevity of service of our sales representatives and engineering staff will continue to be critical to building and maintaining long-term, trusting relationships with our existing and prospective customers. In addition, our broad experience in a diverse group of data intensive industries enables us to understand application and business issues specific to customers operating within a given industry and to design and implement the appropriate networked storage solution.

Making Selective Acquisitions

    We intend to seek and consummate additional strategic acquisitions. We believe that appropriate acquisitions will enable us to access a larger group of high-quality engineers and to help us broaden our coverage and geographic reach.

Expanding Our Presence

    We intend to expand geographically by opening new regional sales and technical centers. Since January 1998, we have increased the number of our offices from 10 to 19, including our expansion into the southeastern United States as a result of the July 1998 acquistion of DCSI. To further serve our growing customer base, we also intend to expand our existing offices to add sales and engineering talent.

Maintaining Technological Leadership

    We intend to continue to develop leading-edge networked storage solutions for our customers. We intend to continually develop and add expertise to our engineering staff and to continue our close working relationships with our suppliers in order to maintain expertise in networked storage solution design and implementation.

Providing Professional Consulting and Project Management Services

    We intend to continue expanding our ability to provide our customers with comprehensive professional consulting and project management services. Utilizing the expertise of our professional engineers, we assist our customers in the total assessment, planning, design, implementation and ongoing management of enterprise-wide networked data storage solutions.

Hiring Additional Engineering and Sales Personnel

    We intend to continue aggressively recruiting high-quality engineering and sales personnel. We also intend to continue to maximize job satisfaction and retain our existing workforce. Our goal is to remain one of the most rewarding places to work in our industry.

Maintaining Superior Service and Support

    We intend to maintain and continually improve our high standards for superior technical and sales service and support. We intend to continue use of our ISO 9001 quality system and procedures and to continue recruiting and retaining experienced sales and technical team members.

Suppliers and Products

    As an independent solutions provider, we do not manufacture any of the data storage components we use. Instead, we continually evaluate and test new and emerging technologies from other companies to ensure that our solutions incorporate state-of-the-art, high-end, cost-effective networked technologies. This enables us to maintain our technological leadership in networked storage solutions, to identify new and innovative products and applications and to maintain confidence among our customers and suppliers in our expertise.

    We have strong, established relationships with the major networked storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Windows NT, Linux and Novell NetWare and in-depth knowledge of all major hardware platforms, including Hewlett-Packard Company, International Business Machines Corp., Silicon Graphics, Inc. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to often participate in our suppliers' new product development, evaluation, introduction, marketing and quality control programs. These collaborations enable us to identify and market innovative new hardware and software products, exchange critical information and implement joint corrective action programs in order to maximize quality. In addition, our close working relationships with our principal suppliers foster substantial cross-marketing opportunities.

    Some of our major suppliers and the products they provide are listed below:

Products	Suppliers
RAID	CLARiiON, a division of EMC Corp. Hitachi Data Systems Corporation LSI Logic Storage Systems, Inc.
Magnetic Tape	ATL Products, Inc. a division of Quantum Corporation Spectra Logic Corporation Storage Technology Corporation
Software	Legato Systems, Inc. LSC, Incorporated OTG Software, Inc. VERITAS Software Corporation
Switches	Brocade Communications Systems, Inc.
Routers	Crossroads Systems, Inc.
Fibre Channel Host Bus Adaptors	Emulex Corporation JNI Corporation QLogic Corporation
Hubs	Gadzoox Networks, Inc. Storage Technology Corporation
Thin Server Technology	Axis Communications, Inc. Network Appliance Inc. Plasmon IDE, Inc.
SCSI Host Bus Adaptors	Adaptec, Inc.
Optical	Plasmon IDE, Inc.

Customers

    Our customers trust us with their most demanding data storage projects. Our high-end solutions range from discrete storage device installations to extremely complex organization-wide SAN implementations costing over $5,000,000. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which is reflected in significant repeat business. We derived approximately 80% of our 1999 revenues from customers who did business with us in 1998. No single customer generated more than 5% of our net sales in 1998 or 1997. In 1999, Gateway 2000, Inc. represented 13% of our revenues. Our other customers also include BellSouth.net, Conseco Services, L.L.C., Imation Inc., McKesson HBOC Inc., Motorola, Inc., Sprint Corporation, Tyson Foods Corp. and WestGroup, a division of The Thompson Corporation.

Sales and Marketing

    We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, we have 18 field sales offices in order to serve our customers' needs more efficiently.

    Our field account executives and inside sales representatives work closely with our engineering team in evaluating the networked storage needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and inside sales representative. Our inside sales representatives proactively share responsibility with our field account executives in soliciting new and repeat business and in maintaining consistent customer contact. We believe that the longevity of service of our sales force is a key factor to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other storage solution providers that have greater sales force turnover.

    In addition to the efforts of our field account executives and inside sales representatives, we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly attend major trade shows, conduct in-house and out service training and informational seminars, publish a quarterly newsletter and advertise our services in several targeted national business publications.

Original Equipment Manufacturer Services

    We have original equipment manufacturer customers for whom we assemble and integrate hardware and software products and subassemblies acquired from our various suppliers. We design customized enclosures for most of these OEM products. When requested by the customer, we obtain the necessary agency and governmental approvals for the subassemblies we design. These approvals may include those relating to safety and radio frequency emissions and immunity, such as Underwriter's Laboratory and European "CE" certifications. We fully document all custom subassemblies for ease of replication and service. We subject the assembled units to a system level test to ensure performance to specifications in the anticipated end-user computing environment. Our integration and assembly operations are also ISO 9001 registered. In accordance with these standards, we have designed our integration and assembly operations with similar quality procedures to those of our hardware suppliers. Our close working relationship with our suppliers generally enables us to:

  •
  exchange critical information and implement joint corrective action programs to ensure the quality of our finished products;

  •
  reduce costs and the investment in inventory; and

  •
  access critical products and subassemblies for large or unanticipated orders when required.

    We believe that our current facilities are adequate to meet our integration and assembly needs in the foreseeable future.

ISO 9001 Quality System

    In May 1996, we completed an approximately three-year process of obtaining an ISO 9001 Certificate of Registration from KPMG Quality Registrar for its quality system described under the American National Standards Institute. This internationally recognized endorsement of ongoing quality management is designed to assure consistent quality products and services. In 1999, we completed the ISO 9001 re-registration and audit process. We believe our ISO 9001 registration represents a substantial competitive advantage to us in attracting and retaining business. We employ ISO 9001 standards of operation throughout our organization. These quality initiatives streamline the quality assurance programs and implementation procedures for our customers. Our quality assurance team constantly monitors our processes and procedures, identifies areas for improvement and efficiently implements corrective and preventive actions. We require our suppliers to be ISO 9001 registered or otherwise meet our rigid supplier qualification standards.

Competition

    The networked storage market is rapidly evolving and highly competitive. We compete with independent storage system suppliers to the high-end networked market, including Dot Hill Systems Corp., EMC Corporation, MTI Technology Corporation and numerous value-added resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer suppliers, including Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corp., Silicon Graphics, Inc. and Sun Microsystems, Inc. Further, we compete with storage service providers who manage, store and backup their customers' data at off-site networked data storage locations. In addition, our customers and prospects may develop in-house storage systems expertise.

    Some of our competitors include our suppliers. They may dedicate or acquire greater sales and marketing resources in the future to provide networked storage solutions than at present and could terminate their relationships with us. Other suppliers may also enter the market and compete with us. We also expect competition will increase as a result of industry consolidation. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Employees

    As of December 31, 1999, we had a total of 156 full-time employees. We have no employment agreements with any of our employees. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

    Products are configured to customer specifications and are generally shipped shortly after receipt of the order. Customers may change their orders with little or no penalty. For these reasons, the Company's backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels.

Item 2.  Properties.

    Our principal engineering operations and our integration, assembly and customer service operations are located at our 37,200 square foot, leased executive and administrative facility in Minneapolis, Minnesota. The leases, which expire in December 2002, provide us with rights to take additional space in the building. Our landlord is a partnership whose partners primarily consist of our founding stockholders. We believe that these facilities are adequate for our needs for the next 12 months. We are assessing our future space needs. We also lease remote facilities for our field sales and engineering personnel. We believe that we will be able to locate suitable additional facilities as we expand geographically.

Item 3.  Legal Proceedings.

    As of the date hereof, the Company is not involved in any material legal proceedings. The Company was not involved in any material legal proceedings that were terminated during the fourth quarter of 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted during the fourth quarter of the Company's 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

MANAGEMENT

    The following table lists our current directors and executive officers:

Name	Age	Position
Greg R. Meland	46	President, Chief Executive Officer and Director
Stephen M. Howe	41	Vice President—Sales and Marketing
Michael J. Jaeb	50	Vice President—Operations and Administration
Daniel J. Kinsella	41	Chief Financial Officer
Scott D. Robinson	40	Chief Technical Officer
Robert M. Price	69	Chairman of the Board and Director
Paul F. Lidsky*	46	Director
Margaret A. Loftus*	55	Director
James E. Ousley*	54	Director

*
Member of Audit and Compensation Committees.

    Greg R. Meland joined our company in 1991 as its Vice President of Sales and Engineering. He became President and Chief Executive Officer in 1993. Between 1979 and 1991, Mr. Meland served in various sales and marketing positions with the Imprimis disk drive subsidiary of Control Data Corporation (which was sold to Seagate in 1989), most recently as the North Central U.S. Director of Sales.

    Stephen M. Howe joined us in 1989 as a field account executive and became Vice President—Sales in 1997. In 1999, Mr. Howe became our Vice President—Sales and Marketing. Between 1982 and 1989, he was employed by Teltrend Inc., a telecommunications equipment manufacturer, most recently as Assistant Vice President of Operations. Mr. Howe was a sales representative for Hamilton Avnet Corp., an electronics distributor, between 1980 and 1982.

    Michael J. Jaeb joined us in 1999 as Vice President—Operations and Administration. Between 1987 and 1999, Mr. Jaeb was employed with Aetrium Incorporated, a manufacturer of semiconductor test handling and reliability test equipment, most recently as Corporate Vice President of Human Resources and Administration. From 1979 to 1987, he held various professional and management positions with Control Data Corporation, Micro Component Technology, Inc. and Varitronics, Inc.

    Daniel J. Kinsella joined us in 1999 as Chief Financial Officer. Between 1998 and 1999, he was Chief Financial Officer of Lloyd's Barbeque Company. Mr. Kinsella served in various finance roles for Grist Mill Company between 1989 and 1998, most recently as its Chief Financial Officer, Treasurer and Secretary. From 1984 to 1989, Mr. Kinsella was the Director of Financial Reporting for Inter-Regional Financial Group, Inc. Between 1980 and 1984, he was employed by Touche Ross & Company, most recently as an audit manager. Mr. Kinsella is a Certified Public Accountant.

    Scott D. Robinson joined our company in 1989 as Chief Engineer and became Vice President—Engineering in 1993. In 1999, Mr. Robinson became our Chief Technical Officer. Between 1983 and 1989, he was employed by Minnesota Mining and Manufacturing Company, most recently as an Advanced Electrical Engineer in the Digital Imaging Applications Center. Mr. Robinson received his B.S. in Electrical Engineering in 1982 from Marquette University and his M.S. in Electrical Engineering in 1989 from the University of Minnesota.

    Robert M. Price was elected as the Chairman of the Board and a director of our company in June 1998. Mr. Price has been President of PSV, Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. Between 1961 and 1990, he served in various executive positions, including as Chairman and Chief Executive Officer, with Control Data Corporation. Mr. Price also serves on the Board of Directors of International Multifoods Corporation, Tupperware Incorporated, Fourth Shift Corporation, Affinity Technology Group, Inc., and Public Service Company of New Mexico. Mr. Price is Mr. Meland's father-in-law.

    Paul F. Lidsky was elected as a director in June 1998. Since 1997, Mr. Lidsky has been the President and Chief Executive Officer of OneLink Communications, Inc., a telecommunications company. Between 1992 and 1997, Mr. Lidsky was employed by Norstan, Inc., a comprehensive technology services company, most recently as Executive Vice President of Strategy and Business Development. Mr. Lidsky is also a director of OneLink Communications, Inc. and Ancor Communications, Incorporated.

    Margaret A. Loftus was elected as a director in June 1998. Ms. Loftus is an owner of Loftus Brown-Wescott, Inc., a business consulting firm, which she co-founded in 1989. Between 1976 and 1988, she was employed by Cray Research, Inc., most recently as Vice President of Software. Ms. Loftus is also a director of Analysts International Corporation.

    James E. Ousley was elected as a director in June 1998. Since 1992, Mr. Ousley has been President and Chief Executive Officer of Control Data Systems, Inc., a leading systems integrator and provider of electronic commerce solutions. Between 1968 and 1992, Mr. Ousley served in various sales, marketing and operational executive positions with Control Data Corporation, most recently as President of the Computer Products Group. Mr. Ousley is also a director of Bell Microproducts, Inc. and ActiveCard, Inc.

    Our directors hold office until the next annual meeting of shareholders or until their successors are duly elected or appointed.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock has been quoted on the Nasdaq National Market under the symbol "DTLK" since August 6, 1999, the day of our initial public offering. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 1999
Third Quarter (from August 6, 1999)	$16.31	$7.50
Fourth Quarter	24.25	11.00
Year Ending December 31, 2000
First Quarter (through March 15, 2000)	32.25	18.13

    On March 15, 2000, the closing price per share of our common stock was $32.25. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On February 29, 2000, there were 64 holders of record of our common stock. Many of our shares are held by beneficial owners through a small number of holders of record.

    Except for distributions paid to our pre-initial public offering corporation stockholders related to S corporation earnings generated prior to August 6, 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are effectively restricted under our credit agreement from paying cash dividends on our common stock.

Item 6.  Selected Financial Data.

    You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. Our independent accountants, PricewaterhouseCoopers LLP, audited our 1995 through 1999 financial statements. We derived the data below at December 31, 1998 and 1999, and for the years ended 1997, 1998 and 1999, from our consolidated financial statements included in this Annual Report. We derived the data below at December 31, 1995, 1996 and 1997, and for the years ended 1995 and 1996, from our consolidated financial statements not included in this Annual Report. Our historical financial results do not necessarily indicate our future operating results.

	Year ended December 31,
	1995	1996	1997	1998	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$38,048	$54,652	$71,255	$87,952	$118,897
Cost of sales	30,356	42,872	55,719	65,740	87,910

Gross profit	7,692	11,780	15,536	22,212	30,987

Operating expenses:
Sales and marketing	2,487	3,607	5,191	7,754	11,827
General and administrative	2,118	2,382	3,010	5,403	7,690
Engineering	467	633	926	1,362	2,594
Offering costs(1)	—	—	—	733	173

Total operating expenses	5,072	6,622	9,127	15,252	22,284

Operating income	2,620	5,158	6,409	6,960	8,703
Interest expense, net	306	286	333	281	141

Income before income taxes	2,314	4,872	6,076	6,679	8,562
Income tax expense(2)	—	—	—	148	1,254

Net income	$2,314	$4,872	$6,076	$6,531	$7,308

Net income per share, basic	$0.34	$0.71	$0.88	$0.93	$1.00

Net income per share, diluted	$0.34	$0.71	$0.88	$0.93	$0.98

Weighted average shares outstanding, basic	6,900	6,900	6,900	6,993	7,295

Weighted average shares outstanding, diluted	6,900	6,900	6,900	6,993	7,437

Pro forma income taxes(3)					$2,299

Pro forma net income					$5,009

Pro forma net income per share, diluted(4)					$0.61

Shares used in computing pro forma net income per share, diluted(4)					8,215

	As of December 31,
	1995	1996	1997	1998	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$111	$222	$1,163	$2,798	$6,515
Working capital	3,003	5,330	6,761	6,677	17,807
Total assets	8,689	15,355	18,705	32,144	42,058
Note payable to former stockholder(5)	—	—	—	—	2,114
Common stock, subject to put option	5,351	9,339	13,874	19,059	—
Stockholders' equity (deficiency)	(2,286)	(3,296)	(5,744)	(6,341)	21,704

(1)
Reflects legal, accounting and other costs associated with our initial public offering, which we expensed when we postponed it due to market conditions. We successfully completed our initial public offering on August 6, 1999.

(2)
Our 1998 income tax expense resulted from the taxable income generated by Direct Connect Systems, Inc., or DCSI, from the date of our acquisition (July 15, 1998) through December 31, 1998. In January 1999 we merged DCSI into us. Our 1999 income tax expense resulted from the taxable income we generated between August 6, 1999 (when we terminated our S corporation status) and December 31, 1999, and the tax effect of our merger with DCSI. See Note 6 of the Notes to our Consolidated Financial Statements.

(3)
We computed pro forma income taxes as if we were subject to federal and state income taxes for the entire year ended December 31, 1999, based on the tax laws in effect during those periods. See Notes 3 and 6 of the Notes to our Consolidated Financial Statements.

(4)
We computed pro forma net income per share by dividing pro forma net income by the weighted average number of shares outstanding for the period, including common stock equivalents and the weighted average number of shares that we would have needed to sell in our initial public offering at $7.50 per share (after deducting underwriting discounts) to fund a distribution to our ten pre-initial public offering stockholders of all of our previously taxed, but undistributed, S corporation earnings. This amount totaled $9,128 at August 6, 1999. See Note 3 of the Notes to our Consolidated Financial Statements.

(5)
Reflects a $3,020 promissory note, less payments we have made, issued to one of our former stockholders in connection with our redemption, effective February 28, 1999, of 1,096 shares of common stock. See Note 10 of the Notes to our Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

    You should read the following discussion in conjunction with our consolidated financial statements and the related notes included in Item 8. The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed under "Risk Factors."

OVERVIEW

    We are an independent provider of networked data storage solutions. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. Prior to January 1, 2000, we normally recognized revenues for product and software sales when we shipped the products and software to our customers or after they accepted products under evaluation. However, in December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's view regarding the recognition and reporting of revenues in particular transactions. Based on advice from our independent accountants in light of

SAB No. 101, we modified our revenue recognition policy related to hardware and software products when we provide any installation or configuration services in connection with the sale. This change is effective as of January 1, 2000. We now recognize revenue from hardware and software product sales when we complete our installation and configuration services. Under the SAB No. 101 transition provisions, we are accounting for this change in accounting policy prospectively. As of January 1, 2000, we will record a charge to earnings representing the cumulative effect, net of income taxes, of this change in our accounting policy. Because of the recent nature of this accounting policy change, we have not yet determined the amount of the charge.

    As indicated above, our customers usually engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services. We recognize revenues for this work as we render these services.

    We also sell service contracts to some of our customers. We fulfill our obligations under these service contracts primarily through agreements with third party hardware and software vendors. Prior to January 1, 2000, we recognized revenues and expenses for our service contracts upon execution. However, in light of SAB No. 101, we modified our revenue recognition policy related to service contracts beginning on January 1, 2000. We now defer revenues and direct costs from these contracts. We amortize these revenues and expenses over the contract term, which is generally 12 months. Under the SAB No. 101 transition provisions, we are also accounting for this change in accounting policy prospectively. Accordingly, as of January 1, 2000, we recorded a charge to earnings of approximately $600,000, representing the cumulative effect, net of income taxes, of this change in our accounting policy.

    In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future. These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers' network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. As a result, our net sales may fluctuate from quarter to quarter.

    Prior to our initial public offering in August 1999, we were an S corporation. The only income tax expense we reported prior to August 1999 resulted from the C corporation taxable income of Direct Connect Systems, Inc., or DCSI, allocated to us between July 1998, when we acquired DCSI, and January 1999, when we merged DCSI into us. Upon our August 1999 initial public offering, we became a C corporation and began reporting income tax expense. This change in tax status complicates comparison of our historical operating results.

Results of Operations

    The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	1997	1998	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.2	74.8	73.9

Gross profit	21.8	25.2	26.1

Operating expenses:
Sales and marketing	7.3	8.8	9.9
General and administrative	4.2	6.1	6.5
Engineering	1.3	1.6	2.2
Offering costs	—	0.8	0.2

Total operating expenses	12.8	17.3	18.8

Operating income	9.0%	7.9%	7.3%

Comparison of Years Ended December 31, 1999, 1998 and 1997

    Net Sales.  Our net sales increased 35.2% in 1999 over 1998 to $118.9 million and increased 23.4% in 1998 over 1997 to $88.0 million. Our net sales in 1997 were $71.3 million. The increased sales represent more data storage solution installations for our customers and the increasing complexity of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for networked data storage have increased customer demand for our solutions. We have hired additional sales and engineering personnel and opened sales offices in new geographic locations. Additionally, our net sales increased in 1998 and 1999 due to our acquisition of DCSI in July 1998.

    Gross Profit.  Our gross profit as a percentage of net sales increased to 26.1% in 1999 from 25.2% in 1998 and 21.8% in 1997. These increases were primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end-user customers. We typically generate higher margins on solutions we provide directly to end-user customers than sales we make through value-added resellers and original equipment manufacturers. Also, as the complexity of our data storage solutions has increased, we have been able to generate higher gross margins.

    Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion and hiring expenses. Sales and marketing expenses increased to $11.8 million in 1999 compared to $7.8 million in 1998 and $5.2 million in 1997. As a percentage of net sales, our sales and marketing expenses were 9.9% in 1999, 8.8% in 1998 and 7.3% in 1997. The increases in our sales and marketing expenses as a percentage of our net sales and in absolute dollars over these years were principally attributable to an increase in commissions paid to our sales representatives on sales to end-user customers and to the hiring of new sales representatives. New sales representatives are usually less productive during their first two years than more seasoned sales personnel. In addition, during 1998, we absorbed the incremental hiring costs for inside sales representatives to support the operations of DCSI. A majority of our sales and marketing expenses are directly variable with sales.

    General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation and amortization, communication expenses and rent and related facility expenses. General and administrative expenses increased to $7.7 million in 1999 compared to $5.4 million in 1998 and $3.0 million in 1997. As a percentage of net sales, general and administrative expenses were 6.5% in 1999, 6.1% in 1998 and 4.2% in 1997. Of the increased general and administrative expenses in 1999, approximately $430,000 resulted from an increase from 1998 in amortization of identifiable intangible assets and goodwill related to our acquisition of DCSI. Depreciation expense related to new information systems and facilities improvements increased significantly from the comparable periods in 1998 and 1997. In addition, we have experienced increases in administrative personnel and related expenses and our rent and communications expenses increased over these years primarily due to our acquisition of DCSI and the opening of additional sales offices.

    Engineering.  Engineering expenses include employee wages, travel, hiring and training expenses for the professional engineers and technicians. Engineering expenses increased to $2.6 million in 1999 compared to $1.4 million in 1998 and $926,000 in 1997. Engineering expenses as a percentage of net sales were 2.2% in 1999, 1.6% in 1998 and 1.3% in 1997. The increase over these years is primarily attributable to the addition of new engineering personnel and increased compensation levels to more effectively compete for qualified engineers with networked storage solutions experience. Competition for these engineers is intense and we expect that future compensation levels may continue to increase. Our engineering travel expenses have also increased due to the continued geographic expansion of our business.

    Offering Costs.  We incurred expenses of approximately $173,000 in the first quarter of 1999 and $733,000 in the third quarter of 1998 in conjunction with our initial public offering. Our offering was twice delayed by market conditions. As required, we expensed these previously deferred costs each time we determined that the offering would be delayed more than 90 days.

    Operating Income.  Operating income increased 25.0% to $8.7 million in 1999 from $7.0 million in 1998. Operating income increased 8.6% in 1998 from $6.4 million in 1997. Our operating income was 7.3% of net sales in 1999, a decline from the 1998 and 1997 levels of 7.9% and 9.0%, respectively. The decrease in operating income as a percentage of net sales in 1999 was principally attributable to the increase in our operating expenses described above. However, our operating margin improved steadily throughout 1999 from 5.6% in the first quarter to 8.4% in the fourth quarter. These increases are the result of our increasing sales which have allowed us to more fully absorb our prior investments in people and facilities. Our goal is to increase sales of complex networked data storage solutions to our customers, which we believe will increase our gross margins further. However, our improved gross margins may be offset by higher costs to develop, implement and support these high-end networked data storage solutions. In addition, the costs associated with future acquisitions will probably also depress margins for a period after each acquisition.

    Income Taxes.  Until August 1999, when we became a public company, we were an S corporation and were not taxed on our income. We provided for income taxes of $1.3 million in 1999 and $148,000 in 1998. Our 1998 income tax expense resulted from the taxable income generated by our DCSI subsidiary from the date of our acquisition in July 1998. In January 1999, we merged DCSI into Datalink. Our 1999 income tax expense resulted from the taxable income we generated after our August 1999 initial public offering and the tax effect of DCSI's merger into Datalink. For more information, see Note 6 of the Notes to our Consolidated Financial Statements.

Quarterly Results and Seasonality

    The following table sets forth our unaudited quarterly financial data for each quarter of 1998 and 1999. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	1998				1999
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$16,599	$20,028	$23,485	$27,840	$25,682	$29,844	$30,578	$32,793
Gross profit	3,867	5,107	6,000	7,229	6,611	7,652	8,044	8,680
Operating income	1,173	2,351	1,622	1,814	1,443	2,114	2,389	2,756
Net income	1,118	2,301	1,265	1,847	1,925	1,966	1,483	1,935

    We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, our ability to integrate any acquired businesses, trends in the networked data storage industry in general, the geographic and industry specific market in which we are currently active, or may be in the future, and the opening of new field sales offices. Net sales also tend to be lower in the summer months and higher in the quarter ending December 31 reflecting our customers' timing of purchase decisions.

Liquidity and Capital Resources

    Historically, we have financed our operations and capital requirements through cash flows generated from operations, supplemental bank borrowings and the proceeds from our initial public offering. Our working capital was $17.9 million at December 31, 1999 as compared to $6.7 million at December 31, 1998. Our current ratio was 2.0:1 at December 31, 1999 as compared to 1.4:1 at December 31, 1998. At December 31, 1999, our cash and cash equivalents were $6.5 million.

    Cash provided by operating activities for 1999 was $3.5 million as compared to $11.5 million in 1998 and $4.6 million in 1997. The cash provided in 1999 reflected our increasing sales and net income, partially offset by increased accounts receivable and inventories due to the increase in net revenues. The significant amount of cash provided by operating activities in 1998 relates to a high level of accounts payable at December 31, 1998. We purchased inventories to support our calendar year-end sales, which were particularly strong. We also experienced delays in payments to some vendors as a result of the integration of our accounting operations with DCSI.

    Cash used in investing activities during 1999 was $1.1 million as compared to $4.2 million in 1998 and $766,000 in 1997. These uses reflected expenditures for computer and office equipment and improvements to support increasing sales volumes, including the opening of new field sales offices. The 1998 uses included $3.1 million applied to acquire the net assets of DCSI.

    Cash provided by financing activities in 1999 was $1.3 million. Net proceeds of $18.2 million from the issuance of common stock in our initial public offering was offset, in part, by net repayments of borrowings of $3.2 million and $12.8 million of dividend distributions paid to our ten pre-initial public offering stockholders. $3.7 million of these dividend distributions enabled these pre-initial public offering stockholders to pay their income tax liabilities resulting from our S corporation taxable income. We also made a $9.1 million dividend distribution to these stockholders for all previously taxed, but undistributed, S corporation earnings. At December 31, 1999, we accrued an additional $744,000 for payment to these stockholders related to their tax liabilities. We expect this amount to be paid in full during the first quarter of 2000. Cash used in financing activities was $5.6 million in 1998 and $2.8 million in 1997. This was due primarily to net repayments of borrowings to our bank and to dividends paid to our pre-initial public offering stockholders. These dividends totaled $3.9 million in 1998 and $4.0 million in 1997. Again, the dividends primarily enabled our pre-initial public offering stockholders to pay their income tax liabilities resulting from our S corporation taxable income.

    Our bank revolving credit agreement permits us to borrow up to $10.0 million on a revolving basis. At December 31, 1999, we had no borrowings outstanding and therefore we had the entire $10.0 million facility to borrow against.

    Effective February 28, 1999, we redeemed 1,095,720 shares of common stock held by one of our former stockholders and issued him a $3.0 million note payable in four installments through February 2002. We made a principal payment of $906,000 against this note on August 28, 1999. For more information, see Note 10 of the Notes to our consolidated financial statements.

    On March 7, 2000, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offering of 2.2 million shares of our common stock to the public. The price for the shares will be determined at the time the offering is finalized.

    We believe that funds generated from operations and this offering, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, we must recognize all derivatives as assets and liabilities and measure them at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of FAS 133 to have a significant impact on our financial position or results of operations.

    In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not expect the adoption of SOP 98-9 to have a significant impact on our financial position or results of operations.

Inflation

    We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

Year 2000 Disclosure

    As the year 2000 approached, we upgraded our internal computer systems to accept four digit entries in the date code field to distinguish 21st century dates from 20th century dates. Our total 1999 expenditures to address potential year 2000 issues were not significant. After the millenium change, we did not experience any downtime or detect problems as a result of year 2000 issues in our financial reporting, resource planning, operating system and networking software, office application suite, electronic mail applications or other internal computing systems. We also did not experience any downtime as a result of these year 2000 issues with any of our vendors. In addition, none of our customers advised us of a year 2000 failure with any product or software we installed. Nevertheless, if unanticipated or unremediated year

2000 problems arise, these failures or problems could disrupt our normal business activities and operations. If the year 2000 problem is with a supplier or customer, we may have difficulty in determining the cause of the problem. If any products or software sold by us to our customers fails, we could be liable to our customers for damages and costs to the extent that our vendors do not cover these liabilities.

RISK FACTORS

Our business depends on our ability to hire and retain scarce technical personnel

    Our future operating results depend upon our ability to attract, retain and motivate qualified engineers with networked storage solutions experience. Competition to hire these engineers is intense. If we fail to recruit and retain additional engineering personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

Our growth plans depend in part on our ability to successfully complete acquisitions

    As part of our growth plan, we intend to pursue strategic acquisitions of businesses that give us access to additional qualified technical personnel and either expand or complement our business. However, we have to date completed only one acquisition and are not currently negotiating any acquisition transactions. In addition, we may be unable to identify suitable acquisition candidates. If we do not make suitable acquisitions, we will find it more difficult to realize our growth objectives.

    If we do make acquisitions, we will face a number of other risks and challenges, including:

  •
  the difficulty of integrating dissimilar operations or assets;

  •
  assimilation of new employees who may not initially contribute at the levels we expect from our other employees;

  •
  diversion of management time and resources;

  •
  increases in administrative costs, including amortization of purchased intangible assets;

  •
  potential loss of key employees of an acquired company; and

  •
  additional costs associated with obtaining any necessary financing.

    These factors and our limited experience in negotiating, consummating and integrating acquisitions could hamper our ability to realize our growth objectives, and could adversely affect our business, earnings, financial condition and, ultimately, our stock price. Acquisitions that use stock as payment also could result in dilution of our per share earnings and of your voting rights.

Competition could prevent us from increasing or sustaining our revenues or profitability

    The networked data storage market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. We compete with independent storage system suppliers to the high-end market and numerous resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

    Some of our current and potential competitors include our suppliers. We are not the exclusive supplier of any data storage product we offer-instead, our suppliers market their products through other independent data storage solution providers, original equipment manufacturers and, often, through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would probably result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage solutions which compete with those we offer. If our relationships with our suppliers become adversarial, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us.

    In addition, most of our customers already employ in-house technical staffs. To the extent a customer's in-house technical staff develops sophisticated storage systems expertise, the customer may be less likely to seek our services. Further, we compete with storage service providers who manage, store and backup their customers' data at off-site networked data storage locations.

We derive a large percentage of our revenues from a small number of customers

    In 1999, we derived 13% of our revenues from one customer, and our top three customers collectively accounted for 19% of our revenues. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

We rely on only a few key suppliers and would suffer materially if we could not obtain their products

    We rely on our close relationships with our suppliers to provide access to products and new technology necessary to design and implement leading-edge networked storage solutions for our customers. We do not have long-term supply contracts with any of our suppliers. In many instances, we rely upon only one or two suppliers for each of our key products. Our reliance on these suppliers leaves us vulnerable to an inadequate supply of required products, price increases, late deliveries and poor product quality. Disruption or termination of the supply of products from our suppliers for any reason would probably prevent or delay our shipments to our customers. Our customers expect reliable and prompt service from us. If we cannot obtain necessary components, or the components we obtain are unreliable or unexpectedly expensive, we will not meet our customers' expectations. If we cannot meet our customers' expectations, our business will suffer considerably.

We have no employment agreements with our key employees

    Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many of whom have substantial experience in our industry and would be difficult to replace. We do not have employment, non-competition or nondisclosure agreements with our officers or employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

If we cannot effectively manage our future growth, our business may suffer

    Our planned growth and expansion, if realized, would place a significant strain on our administrative, operational and financial resources. This growth may also increase demands on our professional and technical services, sales, marketing and customer service and support functions. Our planned geographic expansion may exacerbate these challenges and require us to hire, train, motivate and manage new management, technical, sales and administrative employees. If we manage this planned growth poorly, we may be unable to continue to provide our customers with the high level of technical service and expertise they expect from us. This failure would harm our reputation, hamper our ability to grow and adversely affect our financial condition and stock price.

    In addition, our planned geographic expansion will increase our costs and make it more difficult to manage our operations. As a result, we may not achieve commercial success or maintain client service and support at historic levels. If we fail to manage our growth and generate sufficient revenues to offset the additional costs of geographical expansion, our profitability, financial condition and stock price will likely suffer.

If the data storage industry fails to develop compelling new storage technologies, our business may suffer

    Rapid and complex technological change, frequent new product introductions and evolving industry standards increase demand for our services. Because of this, our future success depends in part on the data storage industry's ability to continue to develop leading-edge storage technology solutions. Our customers utilize our services in part because they know that newer technologies offer them significant benefits over the older technologies they are using. If the data storage industry ceases to develop compelling new storage solutions, or if a single data storage standard becomes widely accepted and implemented, it will be more difficult to sell new data storage systems to our customers.

Our long sales cycle may cause fluctuating operating results, which may adversely affect our stock price

    Our sales cycle is typically long and unpredictable, making it difficult to plan our business. This long sales cycle requires us to invest resources in potential projects that may not occur. In addition, our long and unpredictable sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

Control by our existing stockholders could discourage the potential acquisition of our business

    Currently, our executive officers, directors and 5% or greater stockholders and their affiliates will beneficially own approximately 70% of our outstanding common stock. Acting together, these insiders could elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Our stock price is volatile

    Through March 15, 2000, the market price of our common stock has increased 330% since August 6, 1999, the date of our initial public offering, and may continue to be volatile. We cannot assure you that our stock price will continue to increase, or even that it will not decline significantly from the price you pay. Our stock price may be adversely affected by many factors, including:

  •
  actual or anticipated fluctuations in our operating results;

  •
  announcements of technical innovations;

  •
  new products or services offered by us, our suppliers or our competitors;

  •
  changes in estimates by securities analysts of our future financial performance; and

  •
  general market conditions.

    In addition, the stock market has from time to time experienced significant price and volume fluctuations which, in no relationship to operating performance, have adversely affected the market prices of securities of some companies. Recently, companies in the technology sector, such as Datalink, have experienced more stock price volatility than companies in other sectors of the market and may be more vulnerable to price declines in the event of a general market decline.

Changes in required accounting practices may affect our reported operating results and stock price

    As a public company, we prepare our financial statements in accordance with generally accepted accounting principles, or GAAP, as interpreted by the U.S. Securities and Exchange Commission, or the SEC. In December 1999, the SEC released Staff Accounting Bulletin No. 101, an accounting bulletin clarifying its position on revenue recognition policies under GAAP for public companies. In light of this new SEC accounting bulletin and on the advice of our independent accountants, we have recently modified our revenue recognition policies and will record a cumulative effect to earnings charge in the first quarter of 2000 as a result. This prospective change may make it more difficult for investors to compare our historical operating results against our future operating results. In addition, any future changes to GAAP standards or additional SEC statements on accounting policies may require us to further change our practices. These uncertainties may cause our reported operating results and stock price to decline.

If we or our customers or suppliers suffer any lingering year 2000 issues, our business may be disrupted

    Products we have installed may contain undetected errors or defects associated with the inaccurate processing of dates beginning in the year 2000. Known or unknown errors or defects in these products could result in delay or loss of revenue, diversion of management resources, damage to our reputation, product liability claims or increased service and warranty costs.

    If unanticipated or unremediated year 2000 problems arise, these failures or problems could disrupt our normal business activities and operations. If the year 2000 problem is with a supplier or customer, we may have difficulty in determining the cause of the problem. Any unresolved problems will potentially damage our reputation with our customers, and may accordingly adversely affect our business, operating results, financial condition and stock price.

We may be liable for warranty claims

    Products we offer may contain defects in hardware, software or workmanship that remain undetected or that may not become apparent until after commercial shipment. If a supplier were to fail to meet its warranty obligations to us, we might be liable to our customers. We do not maintain insurance for these expenses. We cannot assure you that our suppliers will be willing or able to honor their warranties, that we may not incur our own uninsured warranty costs or that our repair and maintenance subcontractors will perform their services in a timely and proper manner.

Our governing documents and Minnesota law may discourage the potential acquisitions of our business

    Our Board of Directors may issue up to 39 million additional shares of capital stock and establish their rights, preferences and classes, in some cases without stockholder approval. In addition, we are subject to anti-takeover provisions of Minnesota law. These provisions may deter or discourage takeover attempts and other changes in control of us not approved by our Board of Directors. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

    The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

      Interest rate risk.  As of December 31, 1999, we had $6.5 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our financial results.

      Foreign currency exchange rate risk.  We develop and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

      Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 8.  Financial Statements and Supplementary Data.

DATALINK CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Datalink Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Datalink Corporation and its subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                      /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 16, 2000, except as to Note 2, Revenue Recognition, for which the date is March 30, 2000

DATALINK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	1998	1999
Assets
Current assets:
Cash and cash equivalents	$2,797,724	$6,515,292
Accounts receivable, net	15,629,960	19,272,132
Inventories	6,694,870	9,527,561
Other current assets	263,103	360,477
Deferred income taxes	22,087	427,476

Total current assets	25,407,744	36,102,938
Property and equipment, net	2,466,946	2,495,772
Intangibles, net	4,219,584	3,412,168
Other	49,603	46,990

Total assets	$32,143,877	$42,057,868

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Line of credit	$3,210,355	$—
Accounts payable	13,253,656	13,695,426
Accrued expenses	2,186,972	2,809,039
Income taxes payable		257,421
Note payable to former stockholder, current portion		704,647
Capital lease obligation, current portion	13,876	12,502
Deferred compensation, current portion	66,339	73,285
Distribution payable to S corporation stockholders		743,653

Total current liabilities	18,731,198	18,295,973
Note payable to former stockholder, less current portion		1,409,293
Capital lease obligation, less current portion	12,502
Deferred compensation, less current portion	79,621
Deferred income taxes	601,739	648,166
Commitments and contingencies
Common stock, subject to put option; $0.001 par value, 50,000,000 shares authorized, 7,100,000 shares issued and outstanding at December 31, 1998	19,059,410
Stockholders' equity (deficiency):
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,772,537 shares issued and outstanding as of December 31, 1999		8,773
Additional paid-in capital		18,212,705
Retained earnings (accumulated deficit)	(6,340,593)	3,482,958

Total stockholders' equity (deficiency)	(6,340,593)	21,704,436

Total liabilities and stockholders' equity (deficiency)	$32,143,877	$42,057,868

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1997	1998	1999
Net sales	$71,255,299	$87,951,650	$118,896,655
Cost of sales	55,719,303	65,739,837	87,909,750

Gross profit	15,535,996	22,211,813	30,986,905
Operating expenses:
Sales and marketing	5,191,040	7,753,711	11,827,190
General and administrative	3,010,450	5,403,562	7,690,398
Engineering	926,008	1,362,047	2,593,587
Offering costs		732,738	172,628

Operating income	6,408,498	6,959,755	8,703,102
Interest expense	332,562	280,555	140,900

Income before income taxes	6,075,936	6,679,200	8,562,202
Income tax expense		147,746	1,253,871

Net income	$6,075,936	$6,531,454	$7,308,331

Net income per share, basic	$0.88	$0.93	$1.00

Net income per share, diluted	$0.88	$0.93	$0.98

Weighted average shares outstanding, basic	6,900,000	6,993,151	7,294,683

Weighted average shares outstanding, diluted	6,900,000	6,993,151	7,436,530

Pro forma data (unaudited see Note 3):
Income before income taxes on S corporation income			$7,308,331
Pro forma income taxes			2,299,443

Pro forma net income			$5,008,888

Pro forma net income per share, diluted			$0.61

Weighted average shares used in calculating pro forma net income per share, diluted			8,214,588

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances, December 31, 1996	6,900,000			$(3,295,979)	$(3,295,979)
Net income				6,075,936	6,075,936
Cash dividends of $0.58 per share				(3,988,299)	(3,988,299)
Accretion of common stock value				(4,535,375)	(4,535,375)

Balances, December 31, 1997	6,900,000			(5,743,717)	(5,743,717)
Net income				6,531,454	6,531,454
Cash dividends of $0.39 per share				(2,679,100)	(2,679,100)
Issuance of shares in acquisition (Note 12)	200,000	$200	$1,999,800		2,000,000
Cash dividends of $0.18 per share				(1,263,800)	(1,263,800)
Accretion of common stock value		(200)	(1,999,800)	(3,185,430)	(5,185,430)

Balances, December 31, 1998	7,100,000	—	—	(6,340,593)	(6,340,593)
Net income				7,308,331	7,308,331
Cash dividends of $0.14 per share				(998,260)	(998,260)
Repurchase of common stock	(1,095,720)			(3,019,914)	(3,019,914)
Cash dividends of $0.44 per share				(2,647,995)	(2,647,995)
Accretion of common stock value				(3,456,238)	(3,456,238)
Termination of put options		6,004		22,509,644	22,515,648
Common shares issued for cash less $2,321,240 offering costs	2,701,590	2,702	18,212,705		18,215,407
Issuance of additional shares in acquisition (Note 12)	66,667	67		(67)
Distribution of previously taxed, but undistributed S corporation earnings				(9,128,297)	(9,128,297)
Cash dividend payable to S corporation stockholders				(743,653)	(743,653)

Balances, December 31, 1999	8,772,537	$8,773	$18,212,705	$3,482,958	$21,704,436

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1997	1998	1999
Cash flows from operating activities:
Net income	$6,075,936	$6,531,454	$7,308,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	27,235	24,214	202,000
Depreciation and amortization	177,302	393,193	1,040,402
Amortization of intangibles		375,700	807,416
Loss on disposal of property and equipment	9,527	4,599	18,503
Deferred income taxes		(52,460)	(358,962)
Changes in operating assets and liabilities:
Accounts receivable	(3,191,818)	(1,153,740)	(3,844,172)
Inventories	1,350,013	(413,277)	(2,832,691)
Other current assets	(3,554)	(143,087)	(97,374)
Other assets	(10,916)	2,549	2,613
Accounts payable	(150,824)	6,022,951	441,770
Accrued expenses	333,239	301,430	622,067
Income taxes payable		(353,237)	257,421
Deferred compensation	(59,058)	(70,979)	(72,675)

Net cash provided by operating activities	4,557,082	11,469,310	3,494,649

Cash flows from investing activities:
Purchase of property and equipment	(766,436)	(1,140,539)	(1,087,731)
Net assets acquired, net of cash acquired		(3,095,619)

Net cash used in investing activities	(766,436)	(4,236,158)	(1,087,731)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	70,372,500	79,119,139	74,064,210
Principal payments on line of credit	(69,233,611)	(80,762,323)	(77,274,565)
Dividends and distributions paid	(3,988,299)	(3,942,900)	(12,774,552)
Proceeds from issuance of stock, net			18,215,407
Payments of notes payable to former stockholder			(905,974)
Principal payments on capital lease obligations		(12,451)	(13,876)

Net cash (used in) provided by financing activities	(2,849,410)	(5,598,535)	1,310,650

Increase in cash and cash equivalents	941,236	1,634,617	3,717,568
Cash and cash equivalents, beginning of period	221,871	1,163,107	2,797,724

Cash and cash equivalents, end of period	$1,163,107	$2,797,724	$6,515,292

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Description of Business:

    Datalink Corporation (the "Company") analyzes, custom designs, integrates, installs and supports data storage solutions.

2. Summary of Significant Accounting Policies:

  Basis of Presentation:

    The consolidated financial statements include the accounts of the Company and, from July 15, 1998 through January 3, 1999, its wholly-owned subsidiary, Direct Connect Systems, Inc. ("DCSI") (see Notes 6 and 12). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents:

    Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value.

  Inventories:

    Inventories, principally consisting of data storage products and components, are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

  Property and Equipment:

    Property and equipment, including purchased software, are stated at cost. Depreciation and amortization are provided by charges to operations using the straight-line method over the estimated useful lives of the assets (ranging from 3 to 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. The costs and related accumulated depreciation and amortization on asset disposals are removed from the accounts and any gain or loss is included in operations. Major renewals and betterments are capitalized, while maintenance and repairs are charged to current operations when incurred.

  Intangibles:

    Identifiable intangible assets and goodwill are amortized on a straight-line basis over their estimated useful lives of 3 to 7 years.

  Valuation of Long-Lived Assets:

    The Company periodically, at least quarterly, analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles.

  Income Taxes:

    Concurrent with the closing of its initial public offering on August 6, 1999, the Company terminated its status as an S corporation. Accordingly, the Company's income is subject to state and federal income taxes. The Company calculates income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Revenue Recognition:

    Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation. In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company has modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company will recognize revenue from hardware and software product sales when it completes its installation and configuration services. Under the transition provisions outlined in SAB No. 101, the Company will account for this change in accounting policy prospectively as of January 1, 2000 and will record a charge to earnings on that date representing the cumulative effect, net of income taxes, of the change in accounting policy. The Company has not yet determined the amount of this charge.

    In further consideration of SAB No. 101 and effective as of January 1, 2000, the Company has modified its revenue recognition policy related to service contracts to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months. These contracts are maintenance service agreements which are fulfilled by the Company primarily through underlying maintenance service contracts with hardware and software vendors. Under the transition provisions outlined in SAB No. 101, the Company will account for this change in accounting policy prospectively as of January 1, 2000 and will record a charge to earnings on that date of approximately $600,000, which represents the cumulative effect, net of income taxes, of this change in accounting policy. Prior to January 1, 2000, the Company recognized revenues and expenses related to sales of service agreements upon execution of the contract.

    The Company recognizes installation and consulting service revenue as it renders these services.

  Offering Costs:

    Costs related to the Company's initial public offering incurred during 1998 and the first quarter of 1999 totaling $732,738 and $172,628, respectively, were initially deferred, but were expensed during the third quarter of 1998 and the first quarter of 1999, respectively, when the offering was delayed due to market conditions.

  Net Income Per Share:

    Basic net income per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. There were no common stock equivalents outstanding in 1997 and 1998. In 1999, the Company granted stock options, all of which have been included in the computation of diluted earnings per share, increasing the weighted average number of shares outstanding by 141,847 shares.

  Use of Estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Business Segments and Major Customer:

    Effective with its year end 1998 financial statements, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision making. The Company views its operations and manages its business as one segment, the design and installation of high-end networked data storage solutions. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. During 1999, net sales to one customer totaled 13% of total net sales.

  Comprehensive Income:

    Effective with its year end 1998 financial statements, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income is equal to its net income for all periods presented.

  Other Recently Issued Accounting Standards:

    In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP No. 98-1"). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. The Company adopted SOP 98-1 beginning on January 1, 1999. The adoption did not have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, the Company must recognize all derivatives as assets and liabilities and measure them at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of FAS 133 to have a significant impact on its financial positions or results of operations.

    In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," ("SOP 98-9"). SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not had significant software sales to date and management does not expect the adoption of SOP 98-9 to have a significant effect on its financial condition or results of operations.

3. Pro Forma Data (Unaudited):

  Pro Forma Statement of Operations Data:

    On August 6, 1999, the Company terminated its status as an S corporation and consequently is subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statement of operations for the year ended December 31, 1999, includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C corporation for the entire year, based on the tax laws in effect. The pro forma adjustment for income taxes for the year ended December 31, 1999 does not include a one-time income tax expense of $122,000 related to the recognition of a net deferred tax liability which was recorded by the Company upon terminating its S corporation status.

  Pro Forma Net Income Per Share:

    Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding for the period including common stock equivalents, after giving effect to the weighted average number of shares that would have been required to be sold at the initial public offering ("IPO") price, after deducting the underwriting discount, to fund the distribution to the pre-IPO stockholders of all previously taxed, but undistributed, S corporation earnings, totaling $9,128,000 at August 6, 1999.

4. Selected Balance Sheet Information:

    The following provides additional balance sheet information as of:

	December 31,
	1998	1999
Accounts receivable:
Accounts receivable	$15,714,174	$19,347,132
Less allowance for doubtful accounts	84,214	75,000

	$15,629,960	$19,272,132

Property and equipment:
Leasehold improvements	$317,361	$416,582
Equipment	1,120,976	1,409,499
Computers and purchased software	2,289,879	2,912,531

	3,728,216	4,738,612
Less accumulated depreciation and amortization	1,261,270	2,242,840

	$2,466,946	$2,495,772

Intangibles:
Customer base	$700,000	$700,000
Noncompetition agreements	500,000	500,000
Assembled workforce	490,000	490,000
Trademark and tradename	450,000	450,000
Goodwill	2,455,284	2,455,284

	4,595,284	4,595,284
Less accumulated amortization	375,700	1,183,116

	$4,219,584	$3,412,168

Accrued expenses:
Commissions	$1,333,704	$1,851,641
Other	853,268	957,398

	$2,186,972	$2,809,039

5. Borrowing Arrangements:

    Effective June 1, 1999, the Company renewed its revolving credit agreement with a bank (the "Credit Agreement"). Under the Credit Agreement, the Company may borrow up to $10,000,000, with borrowings limited to the sum of 80% of eligible accounts receivable plus 35% of eligible inventories, as defined. As of December 31, 1999, the amount available under the borrowing base formula was the total $10,000,000 available under the Credit Agreement. Borrowings under the Credit Agreement were $3,210,355 as of December 31, 1998, with interest at the bank's reference rate. The bank's reference rate was 7.75% as of December 31, 1998. There were no borrowings under the credit agreement as of December 31, 1999.

    The line of credit is collateralized by substantially all assets of the Company. The agreement includes various covenants, including requirements to maintain certain levels of net income and tangible net worth and limitations on the payment of dividends and property and equipment acquisitions. Included in cash on the balance sheet is $1,499,000 as of December 31, 1998, which was held in a restricted collateral cash account. This amount was applied to reduce bank borrowings in January 1999.

    The Company's long-term capital lease obligations consist of capital leases for office equipment with outstanding balances totaling $12,502, all of which is current as of December 31, 1999.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Income Taxes

    Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	1998	1999
Current:
Federal	$173,368	$1,267,434
State	26,837	345,399

Total current tax provision	200,205	1,612,833

Deferred:
Federal	(45,733)	86,637
State	(6,726)	11,467
Change in tax status—DCSI		(579,652)
Termination of S corporation		122,586

Total deferred tax benefit	(52,459)	(358,962)

Total income taxes	$147,746	$1,253,871

    On August 6, 1999, the Company terminated its status as an S corporation and established a $122,586 net deferred tax liability and recorded a related income tax expense.

    As of December 31, 1998, DCSI was a C corporation and accordingly, was subject to corporate income taxes. A provision for taxes resulting from the taxable income of DCSI for the period from July 15, 1998 through December 31, 1998 is included in the Company's consolidated financial statements. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, effective January 4, 1999, none of the consolidated income of the Company was subject to corporate income taxes and all of the deferred tax assets and liabilities described below were eliminated which resulted in a one-time tax benefit of $579,652 which is recorded as an offset against the Company's net income tax expense for the year ended December 31, 1999.

    Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 are as follows:

Deferred tax assets:
Inventory	$219,398
Accounts receivable allowances	105,875
Other	102,203

Total deferred tax assets	427,476

Deferred tax liabilities:
Intangibles	(461,679)
Property and equipment	(186,487)

Total deferred tax liabilities	(648,166)

Net deferred tax liability	$(220,690)

    Prior to January 4, 1999, deferred income tax liabilities and assets were recognized for the tax consequences in future years of differences between the tax bases of DCSI's assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Prior to January 4, 1999, income tax expense consists of the tax payable for DCSI for the period and the change during the period in its deferred tax assets and liabilities.

    As of December 31, 1998, the Company had a deferred tax asset of $22,087 related primarily to DCSI's allowance for doubtful accounts and inventory capitalization and a deferred tax liability of $601,739 related primarily to acquired identifiable intangible assets and property and equipment, resulting in a net deferred tax liability of $579,652.

    The reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

	1998	1999
Tax at U.S. statutory rates	34.0%	34.0%
State income taxes, net of Federal benefit	3.3	4.9
Taxable income allocated to S corporation stockholders	(38.0)	(23.9)
Effect of changes in tax status on deferred taxes		(4.2)
Other	2.9	3.6

Effective tax rate	2.2%	14.4%

7. Deferred Compensation Agreement:

    The Company has a deferred compensation agreement with a retired officer who is also a stockholder. The Company is obligated to pay the retired officer (or a designated beneficiary) $7,000 per month for 60 months beginning January 1996. The Company's obligation under the agreement is not funded. The present value of the Company's liability related to the deferred compensation agreement was $145,960 and $73,285 as of December 31, 1998 and 1999, respectively, with interest computed at 10%.

    Interest expense related to the agreement was $24,942, $20,021 and $11,325 for the years ended December 31, 1997, 1998 and 1999, respectively.

8. Lease Commitments and Contingencies:

    As of December 31, 1998 and 1999, the Company leased an office and warehouse facility under terms of operating leases with a partnership in which a stockholder of the Company is a general partner. During 1997, the office and warehouse facility were sold to a limited liability partnership in which a majority of the limited partners are stockholders of the Company.

    In the first quarter of 1999, the Company extended these lease agreements through December 2002. The extended agreements provide for options to extend the leases for two additional three-year terms at the option of the Company. The Company also leases office space from nonaffiliated entities under operating lease agreements that expire at various dates through 2000. In addition, the Company leases office and manufacturing facilities, along with office equipment, for DCSI under operating leases which expire at various dates through 2001. In addition to minimum rents, the leases require the Company to pay certain operating costs of the lessor.

    As of December 31, 1999, future minimum lease payments due under noncancellable operating leases are as follows:

Year Ended	Related Party	Other	Total
2000	$189,864	$343,030	$532,894
2001	189,864	143,140	333,004
2002	189,964	103,949	293,913
2003		64,008	64,008
2004		42,672	42,672

	$569,692	$696,799	$1,266,491

    Total rent expense, including certain lessor operating costs charged to the Company, is as follows:

	Year Ended December 31,
	1997	1998	1999
Related party	$197,363	$233,254	$316,722
Other	119,620	219,494	437,805

	$316,983	$452,748	$754,527

9. Employee Benefit Plan:

    The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 10% of their pretax compensation to the 401(k) portion of the plan. The Company is required to match 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of the Company's contributions to the 401(k) portion of the plan for the years ended December 31, 1997, 1998 and 1999, was $126,404, $157,866 and $270,220, respectively.

    At the discretion of the Board of Directors, the Company may also make profit sharing contributions to the plan, to the extent permitted by the Internal Revenue Code. The cost of the Company's profit sharing contributions to the plan for the years ended December 31, 1997, 1998, 1999, was $164,350, $311,000 and $316,668, respectively.

    As of December 31, 1998, the Company also maintained the defined contribution retirement plan of DCSI. In the first quarter of 1999, the DCSI plan was merged into the Company's plan. The cost of the Company's contributions to the DCSI plan for the period from July 15 through December 31, 1998 was $1,007.

10. Common Stock Buy-Sell Agreement:

    Prior to the Company's initial public offering (the "Offering"), the Company and all of its stockholders had entered into Stock Purchase Agreements (the "Agreements") that restricted the right of each stockholder to dispose of or encumber any shares of the Company's common stock and dictated terms for transfer of the shares. Upon the death, disability or termination of employment, each stockholder was required to put his or her shares to the Company, and the Company was obligated to purchase all shares owned by that stockholder at a price determined pursuant to terms of the Agreements. In connection therewith, the value of the common stock subject to put options had been accreted to the value determined according to terms of the Agreements. Effective November 1, 1996, one of the Agreements was amended to allow a retired stockholder to retain his shares until either he or his legal representative require the Company to purchase his shares, or until his death.

    In connection with the Offering and pursuant to accounting rules and regulations applicable to public companies, the Company had adjusted its financial statements to reclassify the carrying value of common stock pursuant to the Agreements out of stockholders' equity. The effect of this adjustment was to increase the carrying value of common stock subject to the put options, and decrease stockholders' equity by $21,418,562 as of December 31, 1998. Effective August 6, 1999, in conjunction with the Offering, the put options were terminated and the carrying value of the common stock subject to the put options totaling $22,515,648 was reclassified to stockholders' equity.

    Effective February 28, 1999, the Company redeemed 1,095,720 shares held by a former stockholder under terms of the Agreements. Pursuant to the terms of the Agreements, the Company has issued a $3,019,914 note payable to this former stockholder. The note provides for interest on the outstanding balance at the prime rate beginning August 28, 1999. A principal payment of $905,974 was made on August 28, 1999 with the remaining principal balance due in three installments of $704,647 plus any accrued interest on February 28, 2000, 2001 and 2002. As of December 31, 1999, the Company is the owner and beneficiary of a term life insurance policy with a face value of $2.1 million insuring the life of this stockholder.

11. Stockholders' Equity:

  Recapitalization:

    During 1999, the Company completed an initial public offering of 2,701,590 shares of its common stock (the "Offering"). On June 1, 1998, in contemplation of the Offering, the Company's Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 50,000,000 and to change the par value of the common stock to $0.001. Pursuant to the Company's amended Certificate of Incorporation, all such authorized shares are deemed to be common stock until otherwise designated by the Board of Directors. Also on June 1, 1998, the Company's Board of Directors and stockholders authorized a 690-for-1 stock split of its common stock. The stock split has been retroactively reflected in the accompanying financial statements.

  Stock Compensation Plans:

    In connection with the Offering, the Company reserved an aggregate of 1,350,000 shares of common stock for issuance pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"). The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company's Compensation Committee (the "Committee"). The Company has also reserved 250,000 shares of common stock for issuance pursuant to the Company's Employee Stock Purchase Plan. Under terms of the Employee Stock Purchase Plan, eligible employees may designate up to 10% of their compensation to be withheld through payroll deductions and will be granted an option to purchase a designated number of shares of common stock at a purchase price determined by the Committee, but at no less than 85% of the lower of the market price on the first or last day of the purchase period.

  Stock Options:

    The Company's Board of Directors granted to each of four directors options to purchase 9,000 shares of the Company's common stock, coincident with the closing of the Company's initial public offering. Such options, authorized under the Incentive Plan, have exercise prices equal to the initial public offering price of $7.50 per share, vest upon their grant and expire 10 years after the date of the Board's authorization of the option grants.

    The Company's Board of Directors granted to employees, options to purchase 716,300 shares of the Company's common stock, coincident with the closing of the Company's initial public offering. Such options, authorized under the Incentive Plan, have exercise prices equal to the initial public price of $7.50 per share, vest 25% annually and expire 10 years after the date of the Board's authorization of the option grants. As of December 31, 1999, 82,125 of these options had been cancelled.

    Additionally, under the terms of the Incentive Plan, options to purchase 72,050 shares of the Company's common stock were granted to employees from the date of the initial public offering to December 31, 1999. Such options vest 25% annually and expire 10 years after the date of grant.

    During 1999, the Company granted 824,350 options with a weighted-average exercise price of $7.96. Of the options outstanding at December 31, 1999, 36,000 were exercisable with a weighted-average exercise price of $7.50. During the year, 82,125 options were cancelled with a weighted-average exercise price of $7.50.

    The following is a summary of options outstanding at December 31, 1999:

Stock Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
672,825	$7.50	$7.50	9.60
57,150	$10.25-$13.50	$11.96	9.73
12,250	$15.75-19.63	$17.42	9.93

742,225	$7.50-$19.63	$8.01	9.61

    In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

    Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and basic earnings per share would have been reduced to the pro forma amounts indicated below:

Year Ended December 31, 1999

Net income:
As reported	$7,308,331
Pro forma	$6,756,948
Basic earnings per share
As reported	$1.00
Pro forma	$0.93
Diluted earnings per share
As reported	$0.98
Pro forma	$0.91

    The weighted-average fair value per option at the date of grant for options granted in 1999 was $2.55. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999:

Risk-free interest rates	5.97%-6.49%
Expected dividend yield	-0-
Expected volatility factor	80%
Expected option holding period	5 years

12. Business Acquisition:

    On July 15, 1998, the Company acquired DCSI, a Marietta, Georgia-based firm engaged in the analysis, custom design, integration and support of high-end data storage solutions principally for customers located in the Southeastern portion of the United States. In addition to its Marietta headquarters, DCSI had field sales offices in Herndon, Virginia, Charlotte, North Carolina, and Melbourne and Tampa, Florida.

    Under terms of the acquisition, the Company acquired all of DCSI's capital stock in exchange for $2 million cash and 200,000 shares of the Company's common stock, with a negotiated fair value of $2 million. In order to maintain the fair value of the common stock at $2 million and under the terms of the agreement, an additional 66,667 shares were issued in 1999 as the completed initial public offering price was less than $10.00 per share. Such adjustment in the number of shares issued was reflected in stockholders' equity and did not affect the originally recorded cost of the DCSI acquisition. Under terms of the acquisition, certain DCSI employees were also paid an aggregate of $500,000 under noncompetition agreements.

    The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The results of operations of DCSI have been included with the operating results of the Company beginning on July 15, 1998.

    The following table presents the purchase price allocation of the acquired, identifiable intangible assets of DCSI:

Cash and fair value of Company's common stock issued	$4,000,000
Direct acquisition costs	677,324
DCSI liabilities assumed	3,960,128

Total purchase price	$8,637,452

Estimated fair value of tangible assets acquired	$5,153,888
Estimated fair value of identifiable intangible assets	1,640,000
Goodwill	2,455,284
Deferred tax liabilities related to identifiable intangibles	(611,720)

$8,637,452

    The purchase price allocated to intangible assets and goodwill and their respective amortization periods are as follows:

	Allocation	Estimated Life
Customer base	$700,000	5 years
Assembled workforce	490,000	5 years
Trademark and tradename	450,000	7 years
Goodwill	2,455,284	7 years

    The $500,000 cost of noncompetition agreements has been capitalized and will be amortized on a straight-line basis over their underlying three-year terms.

    The following unaudited pro forma condensed results of operations have been prepared to give effect to the acquisition of DCSI as if the acquisition occurred as of the beginning of the years presented:

	Year Ended December 31,
	1997	1998
Net sales	$83,078,070	$97,130,997
Net income	$5,563,562	$6,934,262
Net income per share, basic and diluted	$0.78	$0.98

    The unaudited pro forma condensed results of operations are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of the results that will be obtained in the future.

13. Supplemental Cash Flow Information:

    The following provides supplemental information concerning the statements of cash flows:

	Year Ended December 31,
	1997	1998	1999
Cash paid for interest	$327,496	$295,044	$251,017
Cash paid for income taxes		549,400	1,399,586
Significant noncash financing and investing transactions:
Stock issued to purchase DCSI		2,000,000	66,667
Repurchase of stock in exchange for note			3,019,914

14. Subsequent events

    On March 7, 2000, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the offering of 2.2 million shares of its common stock to the public. The price for the shares will be determined at the time the offering is finalized.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

    The information regarding executive officers required by Item 401 of Regulation S-K is included in "Executive Officers of the Registrant" in Part I of this form and is incorporated herein by reference. In addition, we will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 1999. The information required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

    The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

    The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

1.
Financial Statements

    Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation, for the years ended December 31, 1997, December 31, 1998 and December 31, 1999 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

    Schedule II—Valuation and Qualifying Accounts    Page 47

  3.
  (a)  Exhibits. The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	*
3.2	Restated Bylaws of the Company	*
4.1	Form of Common Stock Certificate	*
10.1	Employee Stock Purchase Plan	*

10.2	1999 Incentive Compensation Plan	*
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	*
10.4	Form of Indemnification Agreement	*
10.5	Lease Agreement with Washington Avenue L.L.P.	*
10.6	Deferred Compensation Agreement with Stanley I. Clothier	*
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	*
10.8	Second Lease Agreement with Washington Avenue L.L.P.	*
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	*
16.1	Letter from Hansen, Jergenson, Nergaard & Co., LLP regarding change in certifying accountant	*
23.1	Consent of PriceWaterhouseCoopers LLP	Filed herewith
27.1	Financial Data Schedule (Edgar filing only)

*
Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1, Reg. No. 333-55935

(b)
Reports of Form 8-K.

  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

DATALINK CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 1997, 1998 AND 1999

Description	Period	Balance at Beginning of Period	Additions		Deductions (1)	Balance at Beginning of Period
Allowance for Doubtful Accounts	1997 1998 1999	$60,000 60,000 84,214		$27,235 24,214 201,676	$27,235 — 210,890	$60,000 84,214 75,000
Allowance for Inventory Obsolescence	1997 1998 1999	$100,000 25,000 40,000	$	— 177,187 455,728	$75,000 162,187 12,867	$25,000 40,000 482,961

(1)
Deductions reflect write-offs of customer accounts receivable, net of recoveries or disposals of inventories, net of obsolescence reserve adjustments.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 24, 2000
By:
/s/ GREG R. MELAND Greg R. Meland, Chief Executive Officer
	By:	/s/ DANIEL J. KINSELLA
Daniel J. Kinsella, Chief Financial Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG R. MELAND Greg R. Meland	President and Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2000
/s/ DANIEL J. KINSELLA Daniel J. Kinsella	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2000
/s/ PAUL F. LIDSKY Paul F. Lidsky	Director	March 24, 2000
/s/ MARGARET A. LOFTUS Margaret A. Loftus	Director	March 24, 2000
/s/ JAMES E. OUSLEY James E. Ousley	Director	March 24, 2000
/s/ ROBERT M. PRICE Robert M. Price	Director	March 24, 2000

QuickLinks

  (Mark one)
DOCUMENTS INCORPORATED BY REFERENCE
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES