Form 10-Q
period 2000-03-31
DATALINK CORP
filed 2000-05-10
CIK 1056923

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2000

or

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

Yes /x/    No / /

    As of May 10, 2000, 8,772,537 shares of issuer's common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report on Form 10-Q contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: our ability to hire and retain key technical and other personnel; competition and pricing pressures that may adversely affect our revenues and profits; the level of continuing demand for data storage; our dependence on key suppliers; the strain placed on our resources by growth and expansion; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; any remaining impact of Year 2000 issues; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Datalink Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2000	December 31, 1999
	(Unaudited)
Current assets
Cash and cash equivalents	$7,671	$6,515
Accounts receivable, net	8,552	19,272
Inventories	7,771	9,528
Inventories shipped but not installed	7,914	—
Other current assets	581	361
Deferred income taxes	1,505	427

Total current assets	33,994	36,103

Property and equipment, net	2,375	2,496
Intangibles, net	3,207	3,412
Other assets	104	47

Total assets	$39,680	$42,058

Current liabilities
Accounts payable	$11,745	$13,695
Accrued expenses	2,510	2,809
Income taxes payable	704	257
Note payable to former stockholder, current portion	705	705
Capital lease obligation, current portion	9	13
Deferred compensation, current portion	54	73
Distribution payable to S corporation stockholders	262	744
Unearned revenue	1,199	—

Total current liabilities	17,188	18,296
Note payable to former stockholder, less current portion	704	1,409
Deferred income taxes	631	648

Total liabilities	18,523	20,353

Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,772,537 shares issued and outstanding as of March 31, 2000 and December 31, 1999	9	9
Additional paid in capital	18,213	18,213
Retained earnings	2,935	3,483

Total stockholders' equity	21,157	21,705

Total liabilities and stockholders' equity	$39,680	$42,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2000	1999
	(Unaudited)
Net sales	$27,998	$25,682
Cost of sales	20,312	19,071

Gross profit	7,686	6,611

Sales and marketing	3,475	2,529
General and administrative	2,135	1,690
Engineering	595	776
Offering costs	—	173

Total operating expenses	6,205	5,168

Income from operations	1,481	1,443
Interest income (expense), net	76	(74)

Income before income taxes	1,557	1,369
Income taxes	638	(556)

Income before cumulative effect of a change in accounting principle	919	1,925
Cumulative impact of change in accounting principle, net of income taxes	(1,327)	—

Net income (loss)	$(408)	$1,925

Net income (loss) per share:
Basic:
Income per share before cumulative effect of a change in accounting principle	$0.10	$0.29
Loss per share from the cumulative effect of a change in accounting principle	(0.15)	—

Net income (loss) per share	$(0.05)	$0.29

Fully diluted:
Income per share before cumulative effect of a change in accounting principle	$0.10	$0.29
Loss per share before the cumulative effect of a change in accounting principle	(0.14)	—

Net income (loss) per share	$(0.04)	$0.29

Weighted average shares outstanding:
Basic	8,773	6,710
Fully diluted	9,261	6,710
Pro forma data:
Pro forma income before cumulative effect of a change in accounting principle	$919	$808
Cumulative effect per share, of a change in accounting principle, net of income taxes	(1,327)	—

Pro forma net income (loss)	$(408)	$808

Pro forma income per share before cumulative effect of a change in accounting principle	$0.10	$0.10
Cumulative effect per share, of a change in accounting principle, net of income taxes	(0.14)	—

Pro forma net income (loss)	$(0.04)	$0.10

Weighted average shares used in calculating pro forma net income per share:	9,261	8,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended, March 31,
	2000	1999
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(408)	$1,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	—	150
Depreciation and amortization	267	209
Amortization of intangibles	205	192
Deferred income taxes	(1,095)	(580)
Cumulative effect of a change in accounting principle	1,327
Changes in operating assets and liabilities:
Accounts receivable	4,967	(1,338)
Inventories	1,757	(127)
Inventories shipped but not installed	(3,930)	—
Other current assets	(220)	(106)
Other assets	(57)	2
Accounts payable	(1,950)	(5,229)
Accrued expenses	193	(214)
Income taxes payable	1,370	—
Deferred compensation	(19)	(17)
Unearned revenue	226	—

Net cash provided by (used in) operating activities	2,633	(5,133)

Cash flows from investing activities:
Purchase of property and equipment	(146)	(160)

Net cash used in investing activities	(146)	(160)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	29,034
Principal payments on line of credit	—	(26,595)
Distributions paid	(622)	(998)
Payments on note payable to former stockholder	(705)	—
Principal payments on capital lease obligations	(4)	—
Book cash overdraft	—	1,642

Net cash provided by (used in) financing activities	(1,331)	3,083

Increase (decrease) in cash and cash equivalents	1,156	(2,210)
Cash and cash equivalents, beginning of period	6,515	2,798

Cash and cash equivalents, end of period	$7,671	$588

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Notes To Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

Company

    Datalink Corporation (the "Company") is a premier independent provider of networked data storage solutions. The Company analyzes, custom designs, integrates, installs and supports high-end networked data storage solutions for its customers.

Accounting

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

    Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Form 10-K for the year ended December 31, 1999.

Revenue Recognition

    In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company will recognize revenue from hardware and software product sales when it completes its installation and configuration services. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings of $753 representing the cumulative effect, net of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

    Effective as of January 1, 2000, the Company also modified its revenue recognition policy related to service contracts to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months. These contracts are maintenance service agreements which are fulfilled by the Company primarily through underlying maintenance service contracts with hardware and software vendors. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings of $574 representing the cumulative effect, net of income taxes, of this change in accounting policy. Prior to January 1, 2000, the Company recognized revenues and expenses related to sales of service agreements upon execution of the contract.

    During the three months ended March 31, 2000, $7.0 million of revenue was recognized that had been deferred as of January 1, 2000 as part of the cumulative effect of change in accounting principle.

    The Company recognizes installation and consulting service revenue as it renders these services.

2. Additional Public Offering

    On March 7, 2000, the Company filed a registration statement with the SEC for a second public offering of 2,500,000 of its common stock to the public, 2,200,000 of which are to be sold by the Company and 300,000 of which are to be sold by particular selling shareholders. As of the date of this report, the offering has been delayed due to market conditions.

3. Inventories

    Inventories, principally consisting of data storage products and components (finished goods), are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. The inventories shipped but not installed category is inventory that has been shipped to customer locations and is awaiting installation or configuration services from the Company. For more information, see Revenue Recognition under Note 1 of this report.

4. Net Income Per Share

  Basic and diluted

    Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation, as compared to the basic net income per share computation, has been increased by 488,000 equivalent shares for the three month period ended March 31, 2000.

  Pro forma

    Concurrent with the initial public offering (IPO) on August 6, 1999, the Company terminated its status as an S corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three months ended March 31, 1999, include a pro forma adjustment for the estimated income taxes that would been recorded had the Company been a C corporation during the first quarter of 1999, based on then applicable tax laws.

    Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding for the applicable period including common stock equivalents after giving effect to the weighted average number of shares that would have been required to be sold at the IPO price, after deducting the underwriting discount, to fund the distribution to the S corporation stockholders of all previously taxed, but undistributed, S corporation earnings totaling $9,128.

5. Income Taxes

    Concurrent with the completion of the IPO on August 6, 1999, the Company's S corporation status was terminated and the Company's taxable income became subject to federal and state C corporation income tax regulations.

    Prior to January 4, 1999, Direct Connect Systems, Inc. ("DCSI") was a C corporation and accordingly, was subject to corporate income taxes. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, from January 4 to August 6, 1999, none of the consolidated income of the Company was subject to corporate income taxes and, as of January 4, 1999, all of the deferred tax assets and liabilities related to DCSI were eliminated. This resulted in a one-time tax benefit of $580 that is included in the Company's results of operations for the three months ended March 31, 1999.

6. Comprehensive Income

    The Company's comprehensive income is equal to its net income for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and with "Forward-Looking Statements" section in this filing and other Datalink Corporation filings with the Securities and Exchange Commission.

    We are an independent provider of networked data storage solutions. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. Prior to January 1, 2000, we recognized revenues for product and software sales when we shipped the products and software to our customers or after they accepted products under evaluation. However, in December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's view regarding the recognition and reporting of revenues in particular transactions. In light of SAB No. 101, we modified our revenue recognition policy related to hardware and software products when we provide any installation or configuration services in connection with the sale. We now recognize revenue from hardware and software product sales when we complete our installation and configuration services. This change was effective as of January 1, 2000. Under the SAB No. 101 transition provisions, we accounted for this change in accounting policy prospectively. As of January 1, 2000, we recorded a charge to earnings of $753,000, representing the cumulative effect, net of income taxes, of this change in our accounting policy.

    As indicated above, our customers usually engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services. We recognize revenues for this work as we render these services.

    We also sell service contracts to some of our customers. We fulfill our obligations under these service contracts primarily through agreements with third party hardware and software vendors. Prior to January 1, 2000, we recognized revenues and expenses for our service contracts upon execution. However, in light of SAB No. 101, we modified our revenue recognition policy related to service contracts. This change was effective as of January 1, 2000. We now defer revenues and direct costs from these contracts and amortize them over the contract term, which is generally 12 months. Under the SAB No. 101 transition provisions, we also accounted for this change in accounting policy prospectively. Accordingly, as of January 1, 2000, we recorded a charge to earnings of $574,000, representing the cumulative effect, net of income taxes, of this change in our accounting policy.

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

RESULTS OF OPERATIONS

    Net Sales.  Our net sales increased $2.3 million, or 9%, to $28.0 million for the first quarter ended March 31, 2000, from $25.7 million for the comparable quarter in 1999. As described above, we changed our revenue recognition policies in response to a recent SEC staff accounting bulletin. As a result, our 2000 operating results are not directly comparable with 1999 results. Without the change in revenue recognition policy, our first quarter revenues would have been $34.8 million, a 35% increase over the first quarter of 1999. The increased sales represent more data storage solution installations for our customers and the increasing complexity of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for networked data storage have increased customer demand for our solutions. We have continued to hire additional sales and engineering personnel and opened sales offices in new geographic locations. In the first quarter of 2000, we derived 26% of our revenues from one customer.

    Gross Profit.  Our gross profit as a percentage of net sales increased to 27.5% for the first quarter ended March 31, 2000, from 25.7% for the comparable quarter in 1999. This increase was primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end-user customers. We typically generate higher margins on solutions we provide directly to end-user customers than sales we make through value-added resellers and original equipment manufacturers. Also, as the complexity of our data storage solutions has increased, we have been able to generate higher gross margins.

    Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion and hiring expenses. Sales and marketing expenses totaled $3.5 million, or 12.4% of net sales for the first quarter ended March 31, 2000, compared to $2.5 million, or 9.8% of net sales for the first quarter in 1999. The increase in 2000 of our sales and marketing expenses as a percentage of our net sales and in absolute dollars over the 1999 period was principally attributable to an increase in commissions paid to our sales representatives on sales to end-user customers and to the hiring of new sales representatives. New sales representatives are usually less productive during their first two years than more seasoned sales personnel. Under our former revenue recognition policy, sales and marketing expenses would have been 11.3% of net sales for the first quarter of 2000.

    General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation and amortization, communication expenses and rent and related facility expenses. General and administrative expenses were $2.1 million, or 7.6% of net sales for the first quarter ended March 31, 2000, as compared to $1.7 million, or 6.6% of net sales for the first quarter in 1999. The increase in absolute dollars of expenses is primarily due to additions to the administrative staff to support future sales growth. We have also incurred public company reporting and insurance costs, which we did not have in the first quarter of 1999. Our rent and communication expenses also have increased as we have expanded and added sales offices. Under our former revenue recognition policy, general and administrative expenses would have been 6.1% of net sales for the first quarter of 2000.

    Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for the professional engineers and technicians. Engineering expenses decreased to $595,000, or 2.1% of net sales for the first quarter ended March 31, 2000, as compared to $776,000, or 3.0% of net sales for the comparable quarter in 1999. The decrease in expenses is principally due to our increased success in 2000 of recovering engineering costs we incur to prepare for and make customer installations. Our higher recovery percentage was partially offset by the addition of new engineering personnel and the increased compensation levels for our engineers to more effectively compete for qualified engineers with networked storage solutions experience. Competition for these engineers is intense and we expect that future compensation levels may continue to increase. Additionally, our engineering travel expenses increased due to the continued geographic expansion of our business.

    Offering Costs.  We incurred approximately $173,000 of expenses during the first quarter ended March 31, 1999, in conjunction with our initial public offering. Our offering was twice delayed by market conditions. As required, we expensed these previously deferred costs each time we determined that the offering would be delayed more than 90 days.

    Income Taxes.  Our income tax expense in the first quarter of 2000 was $638,000, representing an effective tax rate of 41%. Until August 1999, when we became a public company, we were an S corporation and were not taxed on our income. The income tax credit we recorded for the first quarter of 1999 resulted from the merger of DCSI into us. DCSI was a C corporation that had deferred tax assets and liabilities. When we eliminated these items, we received a one-time tax benefit. For more information, see Note 6 to our Consolidated Financial Statements filed with our report on Form 10-K for the year ended December 31, 1999. We expect our 2000 effective income tax rate to be approximately 41%.

    Cumulative Impact of Changes in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $1,327,000 representing the cumulative effect, net of income taxes, of the accounting change we made effective as of January 1, 2000 to our revenue recognition policy.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2000. The cash provided in 2000 reflected our increasing sales and net income and a reduction in accounts receivable of $5.0 million, offset by an increase in inventories of $2.2 million primarily reflecting the deferral of revenue on hardware and software sales at March 31, 2000 for which we provide installation or configuration services. Operating activities used $5.1 million of cash during the three months ended March 31, 1999. We used this cash primarily to reduce our accounts payable by $5.2 million, partially offset by our net income.

    Net cash used by financing activities was $1.3 million for the three months ended March 31, 2000. We used this cash to make final dividend distributions to our ten pre-initial public offering S corporation stockholders. We also retired part of a note due to a former S corporation stockholder. For the three months ended March 31, 1999, net cash provided by financing activities was $3.1 million primarily from borrowings on our line of credit and a bank cash overdraft.

    We believe that funds generated from operations together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    All of our operations are based in the U.S. and all of our transactions are denominated in U.S. dollars. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

    The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

    Interest rate risk.  As of March 31, 2000, we had $7.7 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our financial results.

    Foreign currency exchange rate risk.  We develop and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

    Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2000.

Item 2. Changes in Securities and Use of Proceeds.

    None

Item 3. Defaults Upon Senior Securities.

    None

Item 4. Submission of Matters to a vote of Security Holders.

    No matters were submitted during the first quarter of the Company's 2000 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    27.1 Financial Data Schedule

  (b)
  Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the first quarter of the Company's 2000 fiscal year.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2000	Datalink Corporation
/s/ DANIEL J. KINSELLA Daniel J. Kinsella, Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES