Form 10-Q
period 2000-06-30
DATALINK CORP
filed 2000-08-14
CIK 1056923

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2000
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

Yes   X    No

    As of August 8, 2000, 8,799,871 shares of issuer's common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Datalink Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2000	December 31, 1999
	(Unaudited)
Current assets
Cash and cash equivalents	$9,551	$6,515
Accounts receivable, net	13,146	19,272
Inventories	6,312	9,528
Inventories shipped but not installed	4,138	—
Other current assets	349	361
Deferred income taxes	1,884	427

Total current assets	35,380	36,103

Property and equipment, net	3,331	2,496
Intangibles, net	3,003	3,412
Other assets	66	47

Total assets	$41,780	$42,058

Current liabilities
Accounts payable	$12,424	$13,695
Accrued expenses	2,713	2,809
Income taxes payable	480	257
Note payable to former stockholder, current portion	705	705
Capital lease obligation, current portion	—	13
Deferred compensation, current portion	34	73
Distribution payable to S corporation stockholders	—	744
Deferred revenue	1,385	—

Total current liabilities	17,741	18,296
Note payable to former stockholder, less current portion	704	1,409
Deferred income taxes	626	648

Total liabilities	19,071	20,353

Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,792,043 and 8,772,537 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively	9	9
Additional paid in capital	18,359	18,213
Retained earnings	4,341	3,483

Total stockholders' equity	22,709	21,705

Total liabilities and stockholders' equity	$41,780	$42,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
Net sales	$34,911	$29,843	$62,909	$55,525
Cost of sales	25,071	22,191	45,383	41,262

Gross profit	9,840	7,652	17,526	14,263

Sales and marketing	3,958	3,004	7,433	5,533
General and administrative	2,387	1,920	4,524	3,610
Engineering	853	614	1,446	1,390
Offering costs	381	—	381	173

Total operating expenses	7,579	5,538	13,784	10,706

Income from operations	2,261	2,114	3,742	3,557
Interest income (expense), net	123	(109)	199	(183)

Income before income taxes	2,384	2,005	3,941	3,374
Income taxes	978	39	1,616	(517)

Income before cumulative effect of a change in accounting principle	1,406	1,966	2,325	3,891
Cumulative impact of change in accounting principle, net of income taxes	—	—	(1,327)	—

Net income	$1,406	$1,966	$998	$3,891

Net income per share:
Basic:
Income per share before cumulative effect of a change in accounting principle	$0.16	$0.33	$0.26	$0.61
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.15)	—

Net income per share	$0.16	$0.33	$0.11	$0.61

Fully diluted:
Income per share before cumulative effect of a change in accounting principle	$0.15	$0.33	$0.25	$0.61
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.14)	—

Net income per share	$0.15	$0.33	$0.11	$0.61

Weighted average shares outstanding:
Basic	8,776	6,004	8,774	6,355
Fully diluted	9,192	6,004	9,182	6,355
Pro forma data:
Pro forma income before cumulative effect of a change in accounting principle	$1,406	$1,160	$2,325	$1,991
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(1,327)	—

Pro forma net income	$1,406	$1,160	$998	$1,991

Pro forma income per share before cumulative effect of a change in accounting principle	$0.15	$0.16	$0.25	$0.26
Cumulative effect per share, of a change in accounting principle, net of income taxes	—	—	(0.14)	—

Pro forma net income per share	$0.15	$0.16	$0.11	$0.26

Weighted average shares used in calculating pro forma net income per share:	9,192	7,313	9,182	7,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30
	2000	1999
	(Unaudited)
Cash flows from operating activities:
Net income	$998	$3,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	640	404
Amortization of intangibles	409	398
Deferred income taxes	(1,479)	(580)
Cumulative effect of a change in accounting principle	1,327	—
Changes in operating assets and liabilities:
Accounts receivable	373	(448)
Inventories	3,216	(317)
Inventories shipped but not installed	(154)	—
Other current assets	12	(274)
Other assets	(19)	(6)
Accounts payable	(1,271)	(5,198)
Accrued expenses	396	301
Income taxes payable	1,146	—
Deferred compensation	(39)	(35)
Deferred revenue	412	—

Net cash provided by (used in) operating activities	5,967	(1,864)

Cash flows from investing activities:
Purchase of property and equipment	(1,475)	(397)

Net cash used in investing activities	(1,475)	(397)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	60,182
Principal payments on line of credit	—	(57,212)
Proceeds from issuance of common stock	146	—
Distributions paid	(884)	(3,646)
Payments on note payable to former stockholder	(705)	—
Principal payments on capital lease obligations	(13)	(7)
Book cash overdraft	—	146

Net cash used in financing activities	(1,456)	(537)

Increase (decrease) in cash and cash equivalents	3,036	(2,798)
Cash and cash equivalents, beginning of period	6,515	2,798

Cash and cash equivalents, end of period	$9,551	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Notes To Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.  Basis of Presentation

Company

    Datalink Corporation (the "Company") is an independent provider of networked data storage solutions. The Company analyzes, custom designs, integrates, installs and supports high-end networked data storage solutions for its customers.

Accounting

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

    The results of operations for the six-month period ended June 30, 2000, do not necessarily indicate the results to be expected for the full year. Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Form 10-K for the year ended December 31, 1999.

Revenue Recognition

    In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company now recognizes revenue from hardware and software product sales when it completes its installation and configuration services. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings of $753 representing the cumulative effect, net of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

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

    The cumulative effect of a change in accounting principle recorded at January 1, 2000 included the deferral of $11.6 million of revenue of which $3.0 million and $10.0 million was recognized in the three and six month periods ended June 30, 2000.

    The Company recognizes installation and consulting service revenue as it renders these services.

2.  Additional Public Offering

    On March 7, 2000, the Company filed a registration statement with the SEC for a second public offering of 2,500,000 shares of its common stock to the public. On May 15, 2000, the Company withdrew this registration statement due to market conditions. As required, the Company expensed the previously deferred costs of $381 related to the offering.

3.  Inventories

    Inventories, principally consisting of data storage products and components (finished goods), are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. The inventories shipped but not installed category includes inventories that have been shipped to customer locations but have not yet been fully installed. For more information, see Revenue Recognition under Note 1 of this report.

4.  Net Income Per Share

    Basic and diluted

    Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation, as compared to the basic net income per share computation, has been increased by 416,000 equivalent shares for the three month period ended June 30, 2000 and 408,000 equivalent shares for the six month period ended June 30, 2000.

    Pro forma

    Concurrent with the initial public offering ("IPO") on August 6, 1999, the Company terminated its status as an S corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three and six months ended June 30, 1999, include a pro forma adjustment for the estimated income taxes that would been recorded had the Company been a C corporation during the first and second quarter of 1999, based on then applicable tax laws.

    Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding for the applicable period, including common stock equivalents after giving effect to the weighted average number of shares that would have been required to be sold at the IPO price, after deducting the underwriting discount, to fund the distribution to the

S corporation stockholders of all previously taxed, but undistributed, S corporation earnings totaling $9,128.

5.  Income Taxes

    Concurrent with the completion of the IPO on August 6, 1999, the Company's S corporation status was terminated and the Company's taxable income became subject to federal and state C corporation income tax regulations.

    Prior to January 4, 1999, Direct Connect Systems, Inc. ("DCSI") was a C corporation and accordingly, was subject to corporate income taxes. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, from January 4 to August 6, 1999, none of the consolidated income of the Company was subject to federal corporate income taxes and, as of January 4, 1999, all of the deferred tax assets and liabilities related to DCSI were eliminated. This resulted in a one-time tax benefit of $580 that is included in the Company's results of operations for the three and six month periods ended June 30, 1999.

6.  Comprehensive Income

    The Company's comprehensive income is equal to its net income for all periods presented.

7.  Lease Commitments and Contingencies

    The Company has signed a 15-year lease, commencing on April 1, 2001, for a 97,000 square foot mixed office and warehouse facility built to its specifications in Chanhassen, Minnesota, which will function as its corporate headquarters. The lease provides for base rental payments of $1,003 for the first twelve months and a 2% increase for each subsequent 12-month period plus a management fee equal to 2% of base rent. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. The Company, which has purchased land adjoining the leased facility, anticipates that the property will be adequate for its needs for the foreseeable future.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and with the "Forward-Looking Statements" section in this filing and other Company filings with the U.S. Securities and Exchange Commission.

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

    In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future. These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers' network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues. As a result, our net sales may fluctuate from quarter to quarter.

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

RESULTS OF OPERATIONS

    Net Sales.  Our net sales increased $5.1 million, or 17%, to $34.9 million for the second quarter ended June 30, 2000, from $29.8 million for the comparable quarter in 1999. Our net sales increased $7.4 million, or 13%, to $62.9 million for the six months ended June 30, 2000 as compared to the revenue for the six months ended June 30, 1999. As described above, we changed our revenue recognition policies in response to an SEC staff accounting bulletin. As a result, our 2000 operating results are not directly comparable with 1999 results. Our increased sales represent our larger volume of data storage solution installations for our customers as well as the increasing complexity (and related increasing prices) of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for networked data storage has increased customer demand for our solutions. We have continued to hire additional sales and engineering personnel and open sales offices in new geographic locations. Approximately 26% and 18% of our sales were derived from one customer during the three and six months ended June 30, 2000, respectively. We cannot assure that this customer will account for any substantial portion of our future sales.

    Gross Profit.  Our gross profit as a percentage of net sales increased to 28.2% for the second quarter ended June 30, 2000, from 25.6% for the comparable quarter in 1999. Our gross profit percentage for the six months ended June 30, 2000 increased to 27.9% as compared to 25.7% for the six months ended June 30, 1999. These increases were primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end-user customers. We typically generate higher margins on solutions we provide directly to end-user customers than sales we make through value-added resellers and original equipment manufacturers. Also, as the complexity of our data storage solutions has increased, we have been able to generate higher gross margins.

    Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion, and hiring expenses. Sales and marketing expenses totaled $4.0 million, or 11.3% of net sales for the second quarter ended June 30, 2000, compared to $3.0 million, or 10.1% of net sales for the second quarter in 1999. Sales and marketing expenses totaled $7.4 million, or 11.8% of net sales for the six months ended June 30, 2000 and were $5.5 million or 10.0% of sales for the six months ended June 30, 1999. The increase in our sales and marketing expenses was principally attributable to an increase in commissions paid to our sales representatives on sales to end-user customers and to the hiring of eleven new sales representatives during the first six months of 2000. New sales representatives are usually less productive than more seasoned sales personnel. New sales representatives typically receive a fixed salary for a period of time after hire. We expect to continue adding new sales representatives as we open new offices and expand our business.

    General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation and amortization, communication expenses and rent and related facility expenses. General and administrative expenses were $2.4 million, or 6.8% of net sales for the second quarter ended June 30, 2000, as compared to $1.9 million, or 6.4% of net sales for the second quarter in 1999. For the six months ended June 30, 2000, general and administrative expenses were $4.5 million or 7.2% of net sales as compared to $3.6 million or 6.5% of sales for the six months ended June 30, 1999. The increase in general and administrative expenses was primarily due to additions to our administrative staff to support our planned growth. We have also incurred significant public company reporting and insurance costs that we did not have in the first six months of 1999. Our rent and communication expenses also have increased as we have expanded and added sales offices.

    Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. Engineering expenses were $853,000, or 2.5% of net sales for the second quarter ended June 30, 2000, as compared to $614,000, or 2.1% of net sales for the second quarter in 1999. Engineering expenses were $1.4 million, or 2.3% of net sales for the six months ended June 30, 2000, as compared to $1.4 million, or 2.5% of net sales for the six months ended June 30, 1999. The increase in expenses during the second quarter of 2000 is primarily due to travel expenses related to the continued geographic expansion of our business and the hiring of new engineers as well as increased competition for our existing engineers. For the six months ended June 30, 2000, our expenses as a percentage of net sales were lower as compared to the same period in 1999 primarily because of increased success in 2000 of recovering engineering costs we incur to prepare for and make customer installations. Our higher recovery percentage was partially offset by the addition of new engineering personnel and the increased compensation levels for our engineers to more effectively compete for qualified engineers with networked storage solutions experience. Competition for these engineers is intense and we expect that future compensation levels may continue to increase. Our engineering travel expenses will also continue to increase as we expand our business geographically.

    Offering Costs.  During the second quarter ended June 30, 2000, we expensed approximately $381,000 of costs associated with a proposed secondary public offering of our common stock. The second public offering was delayed due to market conditions. We incurred approximately $173,000 of expenses during the first quarter ended March 31, 1999, in conjunction with our initial public offering. Our initial public offering was twice delayed by market conditions. As required, we expensed these previously deferred costs each time we determined that the offerings would be delayed more than 90 days.

    Income Taxes.  Our income tax expense for the second quarter of 2000 and for the six months ended June 30, 2000 was $978,000 and $1,616,000, respectively, representing an effective tax rate of 41%. Until August 1999, when we became a public company, we were an S corporation and were not taxed on our income with the minor exception of a few states that do not recognize S corporations. The income tax credit we recorded for the six months ended June 30, 1999 resulted from the merger of DCSI into us. DCSI was a C corporation that had deferred tax assets and liabilities. When we eliminated these items, we received a one-time tax benefit. For more information, see Note 6 to our Consolidated Financial Statements filed with our report on Form 10-K for the year ended December 31, 1999. We expect our 2000 effective income tax rate to be approximately 41%.

    Cumulative Impact of Change in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $1,327,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000 to our revenue recognition policies.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $6.0 million for the six months ended June 30, 2000. The cash provided in 2000 resulted primarily from our net income and a reduction in inventories. Operating activities used $1.9 million of cash during the six months ended June 30, 1999. We used this cash primarily to reduce our accounts payable by $5.2 million, partially offset by $3.9 million of net income.

    Net cash used in investing activities was $1.5 million for the six months ended June 30, 2000. The use resulted primarily from expenditures for engineering laboratory equipment. We used $400,000 of cash in investing activities due primarily to expenditures for property and equipment during the six months ended June 30, 1999.

    Net cash used in financing activities was $1.5 million for the six months ended June 30, 2000. We used this cash to make final dividend distributions of $884,000 to the ten pre-initial public offering stockholders. We also made a scheduled payment of $705,000 on a note due to a former S corporation stockholder. For the six months ended June 30, 1999, net cash used by financing activities was $537,000 primarily from $3.6 million of distributions to the pre-initial offering stockholders offset by borrowings of $3.0 million on our line of credit.

    We have signed a 15-year lease for new corporate headquarters commencing on April 1, 2001. We have purchased the land adjacent to the new headquarters for future expansion. See footnote 7 in the Notes to Condensed Consolidated Financial Statements for further information.

    Effective June 30, 2000, we entered into a credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential acquisitions and a $5 million revolving line of credit for financing our working capital needs. The agreement allows us to borrow at a rate equal to prime minus one percent. Borrowings under the lines of credit are subject to certain financial and operating covenants, including various financial covenants requiring us to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability. The term of the agreement is for one year. As of August 14, 2000, there were no borrowings outstanding under this agreement.

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

    Interest rate risk.  As of June 30, 2000, we had $9.6 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our financial results.

    Foreign currency exchange rate risk.  We develop and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

    Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2000.

Item 2.  Changes in Securities and Use of Proceeds.

    None

Item 3.  Defaults Upon Senior Securities.

    None

Item 4.  Submission of Matters to a vote of Security Holders.

    We held our annual meeting of stockholders on May 15, 2000 in Minneapolis, Minnesota. Of the 8,772,537 shares outstanding as of the record date, 6,088,080 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

  1.
  To elect five directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.
Name	For	Withheld
Robert M. Price	6,087,755	325
Paul F. Lidsky	6,087,755	325
Margaret A. Loftus	6,087,755	325
Greg R. Meland	6,087,755	325
James E. Ousley	6,087,755	325

  2.
  Appointment of PricewaterhouseCoopers, LLP as independent auditors of Datalink Corporation, for the fiscal year ending December 31, 2000.

Votes for:	6,084,850
Votes against:	1,910
Votes abstaining:	1,320

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

10.1	Lease agreement with Hoyt/DTLK LLC
10.2	Credit Agreement with Wells Fargo Bank Minnesota, N.A.
27.1	Financial Data Schedule
  (b)
  Reports on Form 8-K:  The Company did not file any current reports on Form 8-K during the second quarter of the Company's 2000 fiscal year.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000	DATALINK CORPORATION
/s/ DANIEL J. KINSELLA Daniel J. Kinsella, Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES