Form 10-K405/A
period 1999-12-31
DATALINK CORP
filed 2000-10-06
CIK 1056923

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

NOTE REGARDING AMENDED 10-K

    We are making this filing solely to show the effect of the restatement of our financial statements noted below. We have not updated any other information in this document. For current information on us, please refer to other recent filings with the Securities and Exchange Commission.

    We sell service contracts (usually maintenance service agreements) to some of our customers for hardware and software products we sell to them. We arrange for fulfillment of these service contracts primarily by purchasing maintenance service agreements for our customers from our hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, we recognized revenues and expenses related to sales of these agreements upon execution of the contract. Following discussions with the staff of the Securities and Exchange Commission, we revised our revenue recognition policy related to these agreements to defer revenues and direct costs resulting from these contracts, and to amortize these revenues and expenses into operations over the term of the contracts, which are generally twelve months.

    As a result of this revision, we have restated our consolidated financial statements as of December 31, 1998 and 1999 and for the three years in the period ended December 31, 1999 to retroactively reflect this change. As a result of this revision, we have reduced our reported 1997 net income by $143,000, or $0.02 per diluted share, reduced our reported 1998 net income by $383,000, or $0.05 per diluted share, and increased our reported 1999 net income by $64,000, or $0.01 per diluted share. The 1999 increase in net income includes a $209,000 one-time tax benefit from the establishment of deferred tax assets related to the change in accounting policy and the termination of our status as an S corporation.

    To give effect to the above restatement, we have amended only the following sections of this Report on Form 10-K:

    Part II, Item 6. Selected Financial Data

    Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

    Part II, Item 8. Financial Statements and Supplementary Data

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

The Evolution of Storage Area Networks

    To solve the inherent problems of traditional directly attached storage solutions, new technologies have emerged such as the "storage area network," commonly referred to in the industry as a SAN. A SAN is a high-speed computer network dedicated to data storage that allows RAID, tape backup and other storage devices to be shared enterprise-wide and to be administered centrally through common software. Similar to the way in which traditional computer networks permit any end user on the network to access any network server, a SAN creates a "pool" of data storage that can be shared by multiple servers. Through various configurations similar to those used in traditional computer networks, SANs can connect any server with any storage system, and storage systems with each other. We believe this "any-to-any" connectivity will enable large amounts of data to be shared, managed and accessed among servers and storage systems running different computer operating systems or software applications.

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

	Year ended December 31,
	1995(1)	1996(1)	1997(1)	1998(1)	1999(1)
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$37,475	$52,858	$67,849	$80,243	$105,373
Service sales	409	1,237	2,570	5,849	11,230

Total net sales	37,884	54,095	70,419	86,092	116,603

Cost of sales:
Cost of product sales	29,958	41,590	53,157	60,622	77,623
Cost of services	270	840	1,914	3,740	8,411

Total cost of sales	30,228	42,430	55,071	64,362	86,034

Gross profit	7,656	11,665	15,348	21,730	30,569

Operating expenses:
Sales and marketing	2,478	3,577	5,146	7,655	11,702
General and administrative	2,118	2,382	3,010	5,403	7,690
Engineering	467	633	926	1,362	2,594
Offering costs(2)	—	—	—	733	173

Total operating expenses	5,063	6,592	9,082	15,153	22,159

Operating income	2,593	5,073	6,266	6,577	8,410
Interest expense, net	306	286	333	281	141

Income before income taxes	2,287	4,787	5,933	6,269	8,269
Income tax expense(3)	—	—	—	148	897

Net income	$2,287	$4,787	$5,933	$6,148	$7,372

Net income per share, basic	$0.33	$0.69	$0.86	$0.88	$1.01

Net income per share, diluted	$0.33	$0.69	$0.86	$0.88	$0.99

Weighted average shares outstanding, basic	6,900	6,900	6,900	6,993	7,295
Weighted average shares outstanding, diluted	6,900	6,900	6,900	6,993	7,437
Pro forma income taxes(4)					$2,535

Pro forma net income					$4,837

Pro forma net income per share, diluted(5)					$0.59

Shares used in computing pro forma net income per share, diluted(5)					8,215

	As of December 31,
	1995(1)	1996(1)	1997(1)	1998(1)	1999(1)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$111	$222	$1,163	$2,798	$6,515
Working capital	2,976	5,217	6,506	6,039	17,233
Total assets	8,689	15,355	18,705	32,144	42,415
Note payable to former stockholder(6)	—	—	—	—	2,114
Common stock, subject to put option	5,351	9,339	13,874	19,059	—
Stockholders' equity (deficiency)	(2,313)	(3,408)	(5,999)	(6,979)	21,131

(1)
As more fully described in Note 3 of the Notes to our Consolidated Financial Statements, we revised our accounting policy for the recognition of revenues and related direct costs from the sale of service contracts. As a result of this revision, we have restated our financial statements for the five years in the period ended December 31, 1999 as presented herein.

(2)
Reflects legal, accounting and other costs associated with our initial public offering, which we expensed when we postponed it due to market conditions. We successfully completed our initial public offering on August 6, 1999.

(3)
Our 1998 income tax expense resulted from the taxable income generated by Direct Connect Systems, Inc., or DCSI, from the date of our acquisition (July 15, 1998) through December 31, 1998. In January 1999 we merged DCSI into us. Our 1999 income tax expense resulted from the taxable income we generated between August 6, 1999 (when we terminated our S corporation status) and December 31, 1999, and the tax effect of our merger with DCSI. See Note 7 of the Notes to our Consolidated Financial Statements.

(4)
We computed pro forma income taxes as if we were subject to federal and state income taxes for the entire year ended December 31, 1999, based on the tax laws in effect during those periods. See Notes 4 and 7 of the Notes to our Consolidated Financial Statements.

(5)
We computed pro forma net income per share by dividing pro forma net income by the weighted average number of shares outstanding for the period, including common stock equivalents and the weighted average number of shares that we would have needed to sell in our initial public offering at $7.50 per share (after deducting underwriting discounts) to fund a distribution to our ten pre-initial public offering stockholders of all of our previously taxed, but undistributed, S corporation earnings. This amount totaled $9,128 at August 6, 1999. See Note 4 of the Notes to our Consolidated Financial Statements.

(6)
Reflects a $3,020 promissory note, less payments we have made, issued to one of our former stockholders in connection with our redemption, effective February 28, 1999, of 1,096 shares of common stock. See Note 11 of the Notes to our Consolidated Financial Statements.

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

OVERVIEW

    We are an independent provider of networked data storage solutions. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. Prior to January 1, 2000, we normally recognized revenues for hardware and software product sales when we shipped the products and software to our customers or after they accepted products under evaluation. However, in December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's view regarding the recognition and reporting of revenues in particular transactions. In light of SAB No. 101, we modified our revenue recognition policy related to hardware and software products when we provide any installation or configuration services in connection with the sale. This change is effective as of January 1, 2000. We now recognize revenue from hardware and software product sales when we complete our installation and configuration services. Under the SAB No. 101 transition provisions, we are accounting for this change in accounting policy prospectively. As of January 1, 2000, we recorded a charge to earnings of $753,000 to earnings representing the cumulative effect, net of income taxes, of this change in our accounting policy.

    As indicated above, our customers usually engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services. We recognize revenues for this work as we render these services.

    We also sell service contracts (usually maintenance service agreements) to some of our customers for hardware and software products we sell to them. We arrange for fulfillment of these service contracts primarily by purchasing maintenance service agreements for our customers from our hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, we recognized revenues and expenses related to sales of these agreements upon execution of the contract. Following discussions with the staff of the Securities and Exchange Commission, we revised our revenue recognition policy related to these agreements to defer revenues and direct costs resulting from these contracts, and to amortize these revenues and expenses into operations over the term of the contracts, which are generally twelve months.

    As a result of this revision, we have restated our consolidated financial statements as of December 31, 1998 and 1999 and for the three years in the period ended December 31, 1999 to retroactively reflect this change. As a result of this revision, we have reduced our reported 1997 net income by $143,000, or $0.02 per diluted share, reduced our reported 1998 net income by $383,000, or $0.05 per diluted share, and increased our reported 1999 net income by $64,000, or $0.01 per diluted share. The 1999 increase in net income includes a $209,000 one-time tax benefit from the establishment of deferred tax assets related to the change in accounting policy and the termination of our status as an S corporation. See note 3 of the Notes to our Consolidated Financial Statements for a more complete summary of the effects of the restatement.

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

Results of Operations

    The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	1997	1998	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.2	74.8	73.8
Gross profit	21.8	25.2	26.2
Operating expenses:
Sales and marketing	7.3	8.9	10.0
General and administrative	4.3	6.3	6.6
Engineering	1.3	1.6	2.2
Offering costs	—	0.8	0.2
Total operating expenses	12.9	17.6	19.0
Operating income	8.9%	7.6%	7.2%

Comparison of Years Ended December 31, 1999, 1998 and 1997

    Net Sales.  Our product sales increased 31.3% in 1999 over 1998 to $105.4 million and increased 18.3% in 1998 over 1997 to $80.2 million. Our product sales were $67.8 million in 1997. Our service sales increased 92.0% in 1999 over 1998 to $11.2 million and increased 127.6% in 1998 over 1997 to $5.8 million. Our service sales, which include customer support services and installation services, increased 92.0% in 1999 over 1998 to $11.2 million and increased 127.6% in 1998 over 1997 to $5.8 million. Our service sales in 1997 were $2.6 million. The increase in service sales is due to an increase in sales of customer support contracts, including renewals of existing contracts, and installations of an increasing number of product sales. The increase in total net sales represents more data storage solution installations for our customers and the increasing complexity of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for networked data storage have increased customer demand for our solutions. We have hired additional sales and engineering personnel and opened sales offices in new geographic locations. Additionally, our net sales increased in 1998 and 1999 due to our acquisition of DCSI in July 1998.

    Gross Profit.  Our gross profit as a percentage of net sales increased to 26.2% in 1999 from 25.2% in 1998 and 21.8% in 1997. These increases were primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end-user customers. We typically generate higher margins on solutions we provide directly to end-user customers than sales we make through value-added resellers and original equipment manufacturers. Also, as the complexity of our data storage solutions has increased, we have been able to generate higher gross margins.

    Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion and hiring expenses. Sales and marketing expenses increased to $11.7 million in 1999 compared to $7.7 million in 1998 and $5.1 million in 1997. As a percentage of net sales, our sales and marketing expenses were 10.0% in 1999, 8.9% in 1998 and 7.3% in 1997. The increases in our sales and marketing expenses as a percentage of our net sales and in absolute dollars over these years were principally attributable to an increase in commissions paid to our sales representatives on sales to end-user customers and to the hiring of new sales representatives. New sales representatives are usually less productive during their first two years than more seasoned sales personnel. In addition, during 1998, we absorbed the incremental hiring costs for inside sales representatives to support the operations of DCSI. A majority of our sales and marketing expenses are directly variable with sales.

    General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation and amortization, communication expenses and rent and related facility expenses. General and administrative expenses increased to $7.7 million in 1999 compared to $5.4 million in 1998 and $3.0 million in 1997. As a percentage of net sales, general and administrative expenses were 6.6% in 1999, 6.3% in 1998 and 4.3% in 1997. Of the increased general and administrative expenses in 1999, approximately $430,000 resulted from an increase from 1998 in amortization of identifiable intangible assets and goodwill related to our acquisition of DCSI. Depreciation expense related to new information systems and facilities improvements increased significantly from the comparable periods in 1998 and 1997. In addition, we have experienced increases in administrative personnel and related expenses and our rent and communications expenses increased over these years primarily due to our acquisition of DCSI and the opening of additional sales offices.

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

    Operating Income.  Operating income increased 27.9% to $8.4 million in 1999 from $6.6 million in 1998. Operating income increased 5.0% in 1998 from $6.3 million in 1997. Our operating income was 7.2% of net sales in 1999, a decline from the 1998 and 1997 levels of 7.6% and 8.9%, respectively. The decrease in operating income as a percentage of net sales in 1999 was principally attributable to the increase in our operating expenses described above. However, our operating margin improved steadily throughout 1999 from 5.3% in the first quarter to 8.1% in the fourth quarter. These increases are the result of our increasing sales, which have allowed us to more fully absorb our prior investments in people and facilities. Our goal is to increase sales of complex networked data storage solutions to our customers, which we believe will increase our gross margins further. However, our improved gross margins may be offset by higher costs to develop, implement and support these high-end networked data storage solutions. In addition, the costs associated with future acquisitions will probably also depress margins for a period after each acquisition.

    Income Taxes.  Until August 1999, when we became a public company, we were an S corporation and were not taxed on our income. We provided for income taxes of $897,000 in 1999 and $148,000 in 1998. Our 1998 income tax expense resulted from the taxable income generated by our DCSI subsidiary from the date of our acquisition in July 1998. In January 1999, we merged DCSI into Datalink. Our 1999 income tax expense resulted from the taxable income we generated after our August 1999 initial public offering and the tax effect of DCSI's merger into Datalink. For more information, see Note 7 of the Notes to our Consolidated Financial Statements.

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

	Quarters Ended
	1998				1999
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$16,293	$19,872	$23,050	$26,877	$25,434	$29,322	$30,282	$31,565
Gross profit	3,793	5,079	5,795	7,063	6,508	7,615	8,024	8,422
Operating income	1,106	2,332	1,440	1,699	1,353	2,105	2,385	2,567
Net income	1,051	2,281	1,083	1,733	1,835	1,957	1,720	1,860

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

Liquidity and Capital Resources

    Historically, we have financed our operations and capital requirements through cash flows generated from operations, supplemental bank borrowings and the proceeds from our initial public offering. Our working capital was $17.2 million at December 31, 1999 as compared to $6.0 million at December 31, 1998. Our current ratio was 1.9:1 at December 31, 1999 as compared to 1.3:1 at December 31, 1998. At December 31, 1999, our cash and cash equivalents were $6.5 million.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, we must recognize all derivatives as assets and liabilities and measure them at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of FAS 133 to have a significant impact on our financial position or results of operations.

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

    The December 31, 1997, 1998 and 1999 consolidated financial statements have been revised as described in Note 3.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 16, 2000, except as to Note 2, Revenue Recognition, for which the date is March 30, 2000 and Note 3 for which the date is August 29, 2000

DATALINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	1998	1999
Assets
Current assets:
Cash and cash equivalents	$2,798	$6,515
Accounts receivable, net	15,630	19,272
Inventories	6,695	9,528
Other current assets	263	360
Deferred income taxes	22	784

Total current assets	25,408	36,460
Property and equipment, net	2,467	2,496
Intangibles, net	4,219	3,412
Other	50	47

Total assets	$32,144	$42,415

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Line of credit	$3,210	$—
Accounts payable	13,254	13,695
Accrued expenses	2,187	2,809
Income taxes payable		257
Note payable to former stockholder, current portion		705
Capital lease obligation, current portion	14	13
Deferred compensation, current portion	66	73
Distribution payable to S corporation stockholders		744
Deferred revenue	638	931

Total current liabilities	19,369	19,227

Note payable to former stockholder, less current portion		1,409
Capital lease obligation, less current portion	13
Deferred compensation, less current portion	80
Deferred income taxes	602	648
Commitments and contingencies
Common stock, subject to put option; $0.001 par value, 50,000,000 shares authorized, 7,100,000 shares issued and outstanding at December 31, 1998	19,059
Stockholders' equity (deficiency):
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,772,537 shares issued and outstanding as of December 31, 1999		9
Additional paid-in capital		18,213
Retained earnings (accumulated deficit)	(6,979)	2,909

Total stockholders' equity (deficiency)	(6,979)	21,131

Total liabilities and stockholders' equity (deficiency)	$32,144	$42,415

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	1997	1998	1999
Net sales:
Product sales	$67,849	$80,243	$105,373
Service sales	2,570	5,849	11,230

Total net sales	70,419	86,092	116,603

Cost of sales:
Cost of product sales	53,157	60,622	77,623
Cost of services	1,914	3,740	8,411

Total cost of sales	55,071	64,362	86,034

Gross profit	15,348	21,730	30,569
Operating expenses:
Sales and marketing	5,146	7,655	11,702
General and administrative	3,010	5,403	7,690
Engineering	926	1,362	2,594
Offering costs		733	173

Operating income	6,266	6,577	8,410
Interest expense	333	281	141

Income before income taxes	5,933	6,296	8,269
Income tax expense		148	897

Net income	$5,933	$6,148	$7,372

Net income per share, basic	$0.86	$0.88	$1.01

Net income per share, diluted	$0.86	$0.88	$0.99

Weighted average shares outstanding, basic	6,900	6,993	7,295
Weighted average shares outstanding, diluted	6,900	6,993	7,437
Pro forma data (unaudited see Note 4):
Income before income taxes on S corporation income			$7,372
Pro forma income taxes			2,535

Pro forma net income			$4,837

Pro forma net income per share, diluted			$0.59

Weighted average shares used in calculating pro forma net income per share, diluted			8,215

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(In thousands, except per share data)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances, December 31, 1996	6,900			$(3,408)	$(3,408)
Net income				5,933	5,933
Cash dividends of $0.58 per share				(3,988)	(3,988)
Accretion of common stock value				(4,536)	(4,536)

Balances, December 31, 1997	6,900			(5,999)	(5,999)
Net income				6,148	6,148
Cash dividends of $0.39 per share				(2,679)	(2,679)
Issuance of shares in acquisition (Note 13)	200		$2,000		2,000
Cash dividends of $0.18 per share				(1,264)	(1,264)
Accretion of common stock value	—		(2,000)	(3,185)	(5,185)

Balances, December 31, 1998	7,100	—	—	(6,979)	(6,979)
Net income				7,372	7,372
Cash dividends of $0.14 per share				(998)	(998)
Repurchase of common stock	(1,096)			(3,020)	(3,020)
Cash dividends of $0.44 per share				(2,648)	(2,648)
Accretion of common stock value				(3,456)	(3,456)
Termination of put options		6		22,510	22,516
Common shares issued for cash less $2,321,240 offering costs	2,702	3	18,213		18,216
Issuance of additional shares in acquisition (Note 13)	67
Distribution of previously taxed, but undistributed S corporation earnings				(9,128)	(9,128)
Cash dividend payable to S corporation stockholders				(744)	(744)

Balances, December 31, 1999	8,773	$9	$18,213	$2,909	$21,131

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	1997	1998	1999
Cash flows from operating activities:
Net income	$5,933	$6,148	$7,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	27	24	202
Depreciation and amortization	177	393	1,040
Amortization of intangibles		376	807
Loss on disposal of property and equipment	10	5	19
Deferred income taxes		(52)	(716)
Changes in operating assets and liabilities:
Accounts receivable	(3,192)	(1,154)	(3,844)
Inventories	1,350	(413)	(2,833)
Other current assets	(4)	(143)	(97)
Other assets	(11)	3	3
Accounts payable	(151)	6,023	442
Accrued expenses	333	301	622
Income taxes payable		(353)	257
Deferred compensation	(59)	(71)	(73)
Deferred revenue	143	383	293

Net cash provided by operating activities	4,556	11,470	3,494

Cash flows from investing activities:
Purchase of property and equipment	(766)	(1,141)	(1,088)
Net assets acquired, net of cash acquired		(3,096)

Net cash used in investing activities	(766)	(4,237)	(1,088)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	70,373	79,119	74,064
Principal payments on line of credit	(69,234)	(80,762)	(77,274)
Dividends and distributions paid	(3,988)	(3,943)	(12,774)
Proceeds from issuance of stock, net			18,215
Payments of notes payable to former stockholder			(906)
Principal payments on capital lease obligations		(12)	(14)

Net cash (used in) provided by financing activities	(2,849)	(5,598)	1,311

Increase in cash and cash equivalents	941	1,635	3,717
Cash and cash equivalents, beginning of period	222	1,163	2,798

Cash and cash equivalents, end of period	$1,163	$2,798	$6,515

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  Description of Business:

    Datalink Corporation (the "Company") analyzes, custom designs, integrates, installs and supports data storage solutions.

2.  Summary of Significant Accounting Policies:

  Basis of Presentation:

    The consolidated financial statements include the accounts of the Company and, from July 15, 1998 through January 3, 1999, its wholly-owned subsidiary, Direct Connect Systems, Inc. ("DCSI") (see Notes 7 and 13). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

  Revenue Recognition:

    In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company will recognize revenue from hardware and software product sales when it completes its installation and configuration services. Under the transition provisions outlined in SAB No. 101, the Company will account for this change in accounting policy prospectively as of January 1, 2000 and record a charge to earnings on that date of $753 representing the cumulative effect, net of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

    The Company also revised its revenue recognition policy related to service contracts to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months. These contracts are maintenance service agreements, which are fulfilled by the Company primarily through underlying maintenance service contracts with hardware and software vendors or their designated third-party service providers. The December 31, 1997, 1998 and 1999 consolidated financial statements have been revised to retroactively reflect the adoption of this change in accounting policy (see Note 3). Prior to this revision, the Company recognized revenues and expenses related to sales of service agreements upon execution of the contract.

    The Company recognizes installation and consulting service revenue as it renders these services.

  Offering Costs:

    Costs related to the Company's initial public offering incurred during 1998 and the first quarter of 1999 totaling $733 and $173, respectively, were initially deferred, but were expensed during the third quarter of 1998 and the first quarter of 1999, respectively, when the offering was delayed due to market conditions.

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

3.  Revisions to Previously Issued Financial Statements

    The Company sells service contracts (usually maintenance service agreements) to some of its customers for hardware and software products the Company sells to them. The Company arranges for fulfillment of these service contracts primarily by purchasing maintenance service agreements for its customers from its hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, the Company recognized revenues and expenses related to sales of these agreements upon execution of the contract. Following discussion with the staff of the Securities and Exchange Commission, the Company revised its revenue recognition policy related to these agreements to defer revenues and direct costs resulting from these contracts, and to amortize these revenues and expenses into operations over the term of the contracts, which are generally twelve months. As a result of this revision, the Company has restated its December 31, 1997, 1998 and 1999 consolidated financial statements as reflected below.

	For the year ended December 31, 1997
	As previously reported	As restated
Consolidated Statement of Operations Data:
Total net sales	$71,255	$70,419
Total cost of sales	55,719	55,071
Sales and marketing expense	5,191	5,146
Net income	$6,076	$5,933
Net income per share, basic	$0.88	$0.86
Net income per share, diluted	$0.88	$0.86
	As of and for the year ended December 31, 1998
	As previously reported	As restated
Consolidated Statement of Operations Data:
Total net sales	$87,952	$86,092
Total cost of sales	65,740	64,362
Sales and marketing expense	7,754	7,655
Net income	$6,531	$6,148
Net income per share, basic	$0.93	$0.88
Net income per share, diluted	$0.93	$0.88
Balance Sheet Data:
Deferred revenue		$638
Accumulated deficit	$(6,341)	$(6,979)

	As of and for the year ended December 31, 1999
	As previously reported	As restated
Consolidated Statement of Operations Data:
Total net sales	$118,897	$116,603
Total cost of sales	87,910	86,034
Sales and marketing expense	11,827	11,702
Income before income taxes	8,562	8,269
Income tax expense	1,254	897
Net income	$7,308	$7,372
Net income per share, basic	$1.00	$1.01
Net income per share, diluted	$0.98	$0.99
Pro forma net income	$5,009	$4,837
Pro forma net income per share, diluted	$0.61	$0.59
Balance Sheet Data:
Deferred income tax assets	$427	$784
Deferred revenue		931
Retained earnings	$3,483	$2,909

    In addition, the Company has modified its financial statements for 1997, 1998 and 1999 to separately present its net sales of products and services and the related costs of sales.

4.  Pro Forma Data (Unaudited):

  Pro Forma Statement of Operations Data:

    On August 6, 1999, the Company terminated its status as an S corporation and consequently is subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statement of operations for the year ended December 31, 1999, includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C corporation for the entire year, based on the tax laws in effect. The pro forma adjustment for income taxes for the year ended December 31, 1999 does not include a one-time income tax benefit of $86 related to the recognition of a net deferred tax asset which was recorded by the Company upon terminating its S corporation status.

  Pro Forma Net Income Per Share:

    Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding for the period including common stock equivalents, after giving effect to the weighted average number of shares that would have been required to be sold at the initial public offering ("IPO") price, after deducting the underwriting discount, to fund the distribution to the pre-IPO stockholders of all previously taxed, but undistributed, S corporation earnings, totaling $9,128 at August 6, 1999.

5.  Selected Balance Sheet Information:

    The following provides additional balance sheet information as of:

	December 31,
	1998	1999
Accounts receivable:
Accounts receivable	$15,714	$19,347
Less allowance for doubtful accounts	84	75

	$15,630	$19,272

Property and equipment:
Leasehold improvements	$317	$417
Equipment	1,121	1,409
Computers and purchased software	2,290	2,913

	3,728	4,739

Less accumulated depreciation and amortization	1,261	2,243

	$2,467	$2,496

Intangibles:
Customer base	$700	$700
Noncompetition agreements	500	500
Assembled workforce	490	490
Trademark and tradename	450	450
Goodwill	2,455	2,455

	4,595	4,595
Less accumulated amortization	376	1,183

	$4,219	$3,412

Accrued expenses:
Commissions	$1,334	$1,852
Other	853	957

	$2,187	$2,809

6.  Borrowing Arrangements:

    Effective June 1, 1999, the Company renewed its revolving credit agreement with a bank (the "Credit Agreement"). Under the Credit Agreement, the Company may borrow up to $10,000, with borrowings limited to the sum of 80% of eligible accounts receivable plus 35% of eligible inventories, as defined. As of December 31, 1999, the amount available under the borrowing base formula was the total $10,000 available under the Credit Agreement. Borrowings under the Credit Agreement were $3,210 as of December 31, 1998, with interest at the bank's reference rate. The bank's reference rate was 7.75% as of December 31, 1998. There were no borrowings under the credit agreement as of December 31, 1999.

    The line of credit is collateralized by substantially all assets of the Company. The agreement includes various covenants, including requirements to maintain certain levels of net income and tangible net worth and limitations on the payment of dividends and property and equipment acquisitions. Included in cash on the balance sheet is $1,499 as of December 31, 1998, which was held in a restricted collateral cash account. This amount was applied to reduce bank borrowings in January 1999.

    The Company's long-term capital lease obligations consist of capital leases for office equipment with outstanding balances totaling $13, all of which is current as of December 31, 1999.

7.  Income Taxes

    Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	1998	1999
Current:
Federal	$173	$1,267
State	27	346

Total current tax provision	200	1,613

Deferred:
Federal	(45)	(61)
State	(7)	11
Change in tax status—DCSI		(580)
Termination of S corporation		(86)

Total deferred tax benefit	(52)	(716)

Total income taxes	$148	$897

    On August 6, 1999, the Company terminated its status as an S corporation and established a $86 net deferred tax asset and recorded a related income tax benefit.

    As of December 31, 1998, DCSI was a C corporation and accordingly, was subject to corporate income taxes. A provision for taxes resulting from the taxable income of DCSI for the period from July 15, 1998 through December 31, 1998 is included in the Company's consolidated financial statements. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, effective January 4, 1999, none of the consolidated income of the Company was subject to corporate income taxes and all of the deferred tax assets and liabilities described below were eliminated which resulted in a one-time tax benefit of $580 which is recorded as an offset against the Company's net income tax expense for the year ended December 31, 1999.

    Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 are as follows:

Deferred tax assets:
Deferred revenue	$357
Inventory	219
Accounts receivable allowances	106
Other	102

Total deferred tax assets	784

Deferred tax liabilities:
Intangibles	(462)
Property and equipment	(186)

Total deferred tax liabilities	(648)

Net deferred tax asset	$136

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

    As of December 31, 1998, the Company had a deferred tax asset of $22 related primarily to DCSI's allowance for doubtful accounts and inventory capitalization and a deferred tax liability of $602 related primarily to acquired identifiable intangible assets and property and equipment, resulting in a net deferred tax liability of $580.

    The reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

	1998	1999
Tax at U.S. statutory rates	34.0%	34.0%
State income taxes, net of Federal benefit	3.3	4.9
Taxable income allocated to S corporation stockholders	(38.0)	(22.9)
Effect of changes in tax status on deferred taxes		(8.7)
Other	2.9	3.5

Effective tax rate	2.2%	10.8%

8.  Deferred Compensation Agreement:

    The Company has a deferred compensation agreement with a retired officer who is also a stockholder. The Company is obligated to pay the retired officer (or a designated beneficiary) $7 per month for 60 months beginning January 1996. The Company's obligation under the agreement is not funded. The present value of the Company's liability related to the deferred compensation agreement was $146 and $73 as of December 31, 1998 and 1999, respectively, with interest computed at 10%.

    Interest expense related to the agreement was $25, $20 and $11 for the years ended December 31, 1997, 1998 and 1999, respectively.

9.  Lease Commitments and Contingencies:

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

    As of December 31, 1999, future minimum lease payments due under noncancellable operating leases are as follows:

Year Ended	Related Party	Other	Total
2000	$190	$343	$533
2001	190	143	333
2002	190	104	294
2003		64	64
2004		43	43

	$570	$697	$1,267

    Total rent expense, including certain lessor operating costs charged to the Company, is as follows:

	Year Ended December 31,
	1997	1998	1999
Related party	$197	$233	$317
Other	120	219	438

	$317	$452	$755

    As described in Note 3, the Company sells service contracts (usually maintenance service agreements) to some of its customers for hardware and software products the Company sells to them. The Company arranges for fulfillment of these service contracts primarily by purchasing maintenance service contracts for its customers from its hardware and software vendors or their designated third-party service providers. The Company is contractually obligated to provide or arrange to provide these underlying maintenance services to its customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contract.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

10.  Employee Benefit Plan:

    The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 10% of their pretax compensation to the 401(k) portion of the plan. The Company is required to match 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of the Company's contributions to the 401(k) portion of the plan for the years ended December 31, 1997, 1998 and 1999, was $126, $158 and $270, respectively.

    At the discretion of the Board of Directors, the Company may also make profit sharing contributions to the plan, to the extent permitted by the Internal Revenue Code. The cost of the Company's profit sharing contributions to the plan for the years ended December 31, 1997, 1998, 1999, was $164, $311 and $317, respectively.

    As of December 31, 1998, the Company also maintained the defined contribution retirement plan of DCSI. In the first quarter of 1999, the DCSI plan was merged into the Company's plan. The cost of the Company's contributions to the DCSI plan for the period from July 15 through December 31, 1998 was $1.

11.  Common Stock Buy-Sell Agreement:

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

    In connection with the Offering and pursuant to accounting rules and regulations applicable to public companies, the Company had adjusted its financial statements to reclassify the carrying value of common stock pursuant to the Agreements out of stockholders' equity. The effect of this adjustment was to increase the carrying value of common stock subject to the put options, and decrease stockholders' equity by $21,419 as of December 31, 1998. Effective August 6, 1999, in conjunction with the Offering, the put options were terminated and the carrying value of the common stock subject to the put options totaling $22,516 was reclassified to stockholders' equity.

    Effective February 28, 1999, the Company redeemed 1,095,720 shares held by a former stockholder under terms of the Agreements. Pursuant to the terms of the Agreements, the Company has issued a $3,020 note payable to this former stockholder. The note provides for interest on the outstanding balance at the prime rate beginning August 28, 1999. A principal payment of $906 was made on August 28, 1999 with the remaining principal balance due in three installments of $705 plus any accrued interest on February 28, 2000, 2001 and 2002. As of December 31, 1999, the Company is the owner and beneficiary of a term life insurance policy with a face value of $2.1 million insuring the life of this stockholder.

12.  Stockholders' Equity:

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

    The following is a summary of options outstanding at December 31, 1999:

Stock Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
672,825	$7.50	$7.50	9.60
57,150	$10.25 - $13.50	$11.96	9.73
12,250	$15.75 - 19.63	$17.42	9.93

742,225	$7.50 - $19.63	$8.01	9.61

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

    Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and basic earnings per share would have been reduced to the pro forma amounts indicated below:

Year Ended December 31, 1999

Net income:
As reported	$7,372
Pro forma	$6,821
Basic earnings per share
As reported	$1.01
Pro forma	$0.94
Diluted earnings per share
As reported	$0.99
Pro forma	$0.92

    The weighted-average fair value per option at the date of grant for options granted in 1999 was $2.55. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999:

Risk-free interest rates	5.97% - 6.49%
Expected dividend yield	-0-
Expected volatility factor	80%
Expected option holding period	5 years

13.  Business Acquisition:

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

    Under terms of the acquisition, the Company acquired all of DCSI's capital stock in exchange for $2,000 cash and 200,000 shares of the Company's common stock, with a negotiated fair value of $2,000. In order to maintain the fair value of the common stock at $2,000 and under the terms of the agreement, an additional 66,667 shares were issued in 1999 as the completed initial public offering price was less than $10.00 per share. Such adjustment in the number of shares issued was reflected in stockholders' equity and did not affect the originally recorded cost of the DCSI acquisition. Under terms of the acquisition, certain DCSI employees were also paid an aggregate of $500 under noncompetition agreements.

    The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The results of operations of DCSI have been included with the operating results of the Company beginning on July 15, 1998.

    The following table presents the purchase price allocation of the acquired, identifiable intangible assets of DCSI:

Cash and fair value of Company's common stock issued	$4,000
Direct acquisition costs	677
DCSI liabilities assumed	3,960

Total purchase price	$8,637

Estimated fair value of tangible assets acquired	$5,154
Estimated fair value of identifiable intangible assets	1,640
Goodwill	2,455
Deferred tax liabilities related to identifiable intangibles	(612)

$8,637

    The purchase price allocated to intangible assets and goodwill and their respective amortization periods are as follows:

	Allocation	Estimated Life
Customer base	$700	5 years
Assembled workforce	490	5 years
Trademark and tradename	450	7 years
Goodwill	2,455	7 years

    The $500 cost of noncompetition agreements has been capitalized and will be amortized on a straight-line basis over their underlying three-year terms.

    The following unaudited pro forma condensed results of operations have been prepared to give effect to the acquisition of DCSI as if the acquisition occurred as of the beginning of the years presented:

	Year Ended December 31,
	1997	1998
Net sales	$82,242	$95,271
Net income	$5,421	$6,551
Net income per share, basic and diluted	$0.78	$0.92

    The unaudited pro forma condensed results of operations are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of the results that will be obtained in the future.

14.  Supplemental Cash Flow Information:

    The following provides supplemental information concerning the statements of cash flows:

	Year Ended December 31,
	1997	1998	1999
Cash paid for interest	$327	$295	$251
Cash paid for income taxes		549	1,400
Significant noncash financing and investing transactions:
Stock issued to purchase DCSI		2,000,000	66,667
Repurchase of stock in exchange for note			3,020

15.  Subsequent events

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

DATALINK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

Description	Period	Balance at Beginning of Period	Additions		Deductions(1)	Balance at Beginning of Period
Allowance for Doubtful Accounts	1997 1998 1999	$60,000 60,000 84,214		$27,235 24,214 201,676	$27,235 — 210,890	$60,000 84,214 75,000
Allowance for Inventory Obsolescence	1997 1998 1999	$100,000 25,000 40,000	$	— 177,187 455,728	$75,000 162,187 12,867	$25,000 40,000 482,961

(1)
Deductions reflect write-offs of customer accounts receivable, net of recoveries or disposals of inventories, net of obsolescence reserve adjustments.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: October 6, 2000	By:	/s/ GREG R. MELAND Greg R. Meland, Chief Executive Officer
	By:	/s/ DANIEL J. KINSELLA Daniel J. Kinsella, Chief Financial Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG R. MELAND Greg R. Meland	President and Chief Executive Officer and Director (Principal Executive Officer)	October 6, 2000
/s/ DANIEL J. KINSELLA Daniel J. Kinsella	Chief Financial Officer (Principal Financial and Accounting Officer)	October 6, 2000
/s/ PAUL F. LIDSKY Paul F. Lidsky	Director	October 6, 2000
/s/ MARGARET A. LOFTUS Margaret A. Loftus	Director	October 6, 2000
/s/ JAMES E. OUSLEY James E. Ousley	Director	October 6, 2000
/s/ ROBERT M. PRICE Robert M. Price	Director	October 6, 2000

QuickLinks

NOTE REGARDING AMENDED 10-K
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
MANAGEMENT
PART II
PART III
PART IV
SIGNATURES