Form 10-Q/A
period 2000-03-31
DATALINK CORP
filed 2000-10-06
CIK 1056923

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

NOTE REGARDING AMENDED 10-Q/A

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

    As a result of this revision, we have restated our condensed consolidated financial statements for each of the three months ended March 31, 2000 and 1999 to retroactively reflect this change. To give effect to the above restatement, we have amended only the relevant sections of this Report on Form 10-Q/A.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Datalink Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2000	December 31, 1999
	(Unaudited)
Current assets
Cash and cash equivalents	$7,671	$6,515
Accounts receivable, net	8,552	19,272
Inventories	7,771	9,528
Inventories shipped but not installed	7,914	—
Other current assets	581	361
Deferred income taxes	1,505	784

Total current assets	33,994	36,460

Property and equipment, net	2,375	2,496
Intangibles, net	3,207	3,412
Other assets	104	47

Total assets	$39,680	$42,415

Current liabilities
Accounts payable	$11,745	$13,695
Accrued expenses	2,510	2,809
Income taxes payable	704	257
Note payable to former stockholder, current portion	705	705
Capital lease obligation, current portion	9	13
Deferred compensation, current portion	54	73
Distribution payable to S corporation stockholders	262	744
Unearned revenue	1,199	931

Total current liabilities	17,188	19,227
Note payable to former stockholder, less current portion	704	1,409
Deferred income taxes	631	648

Total liabilities	18,523	21,284

Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,772,537 shares issued and outstanding as of March 31, 2000 and December 31, 1999	9	9
Additional paid in capital	18,213	18,213
Retained earnings	2,935	2,909

Total stockholders' equity	21,157	21,131

Total liabilities and stockholders' equity	$39,680	$42,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2000	1999
	(Unaudited)
Net sales:
Product sales	$24,329	$23,399
Service sales	3,669	2,035

Total net sales	27,998	25,434

Cost of sales:
Product cost of sales	17,664	17,448
Service cost of sales	2,648	1,478

Total cost of sales	20,312	18,926

Gross profit	7,686	6,508

Sales and marketing	3,475	2,516
General and administrative	2,135	1,690
Engineering	595	776
Offering costs	—	173

Total operating expenses	6,205	5,155

Income from operations	1,481	1,353
Interest income (expense), net	76	(74)

Income before income taxes	1,557	1,279
Income taxes	638	(556)

Income before cumulative effect of a change in accounting principle	919	1,835
Cumulative impact of change in accounting principle, net of income taxes	(753)	—

Net income	$166	$1,835

Net income (loss) per share:
Basic:
Income per share before cumulative effect of a change in accounting principle	$0.10	$0.27
Loss per share from the cumulative effect of a change in accounting principle	(0.08)	—

Net income per share	$0.02	$0.27

Fully diluted:
Income per share before cumulative effect of a change in accounting principle	$0.10	$0.27
Loss per share from the cumulative effect of a change in accounting principle	(0.08)	—

Net income per share	$0.02	$0.27

Weighted average shares outstanding:
Basic	8,773	6,710
Fully diluted	9,261	6,710
Pro forma data:
Pro forma income before cumulative effect of a change in accounting principle	$919	$748
Cumulative effect per share, of a change in accounting principle, net of income taxes	(753)	—

Pro forma net income	$166	$748

Pro forma income per share before cumulative effect of a change in accounting principle	$0.10	$0.09
Cumulative effect per share, of a change in accounting principle, net of income taxes	(0.08)	—

Pro forma net income	$0.02	$0.09

Weighted average shares used in calculating pro forma net income per share:	9,261	8,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended, March 31, (Unaudited)
	2000	1999
Cash flows from operating activities:
Net income	$166	$1,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	—	150
Depreciation and amortization	267	209
Amortization of intangibles	205	192
Deferred income taxes	(738)	(580)
Cumulative effect of a change in accounting principle	753	—
Changes in operating assets and liabilities:
Accounts receivable	4,967	(1,338)
Inventories	1,757	(127)
Inventories shipped but not installed	(3,930)	—
Other current assets	(220)	(106)
Other assets	(57)	2
Accounts payable	(1,950)	(5,229)
Accrued expenses	193	(214)
Income taxes payable	971	—
Deferred compensation	(19)	(17)
Unearned revenue	268	90

Net cash provided by (used in) operating activities	2,633	(5,133)

Cash flows from investing activities:
Purchase of property and equipment	(146)	(160)

Net cash used in investing activities	(146)	(160)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	29,034
Principal payments on line of credit	—	(26,595)
Distributions paid	(622)	(998)
Payments on note payable to former stockholder	(705)	—
Principal payments on capital lease obligations	(4)	—
Book cash overdraft	—	1,642

Net cash provided by (used in) financing activities	(1,331)	3,083

Increase (decrease) in cash and cash equivalents	1,156	(2,210)
Cash and cash equivalents, beginning of period	6,515	2,798

Cash and cash equivalents, end of period	$7,671	$588

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

Revenue Recognition

    In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company will recognize revenue from hardware and software product sales when it completes its installation and configuration services. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings of $753 representing the cumulative effect, net of income taxes, of this change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

    The Company also revised its revenue recognition policy related to service contracts to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months. The Company arranges for fulfillment of these service contracts (usually maintenance service agreements) primarily by purchasing maintenance service agreements for its customers from its hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, the Company recognized revenues and expenses related to sales of service agreements upon execution of the contract. The condensed consolidated financial statements for the three-month periods ended March 31, 2000 and 1999 have been revised to retroactively reflect the adoption of this change (See Note 2).

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

    As a result of this revision, the Company has restated its condensed consolidated financial statements for the three month periods ended March 31, 2000 and 1999 to retroactively reflect this change. The change in accounting policy did not have any impact on the previously reported consolidated balance sheet at March 31, 2000. The impact of the restatement on these condensed consolidated financial statements is reflected below.

	Three months ended March 31, 2000		Three months ended March 31, 1999
	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Operations Data:
Total sales			$25,682	$25,434
Total cost of sales			19,071	18,926
Sales and marketing expense			2,529	2,516
Cumulative impact of change in accounting principle, net of income taxes	$(1,327)	$(753)
Net income	$(408)	$166	$1,925	$1,835
Net income per share, basic	$(0.05)	$0.02	$0.29	$0.27
Net income per share, diluted	$(0.04)	$0.02	$0.29	$0.27
	As of December 31, 1999
	As previously reported	As restated
Balance Sheet Data:
Deferred income tax assets	$427	$784
Unearned revenue		931
Retained earnings	$3,483	$2,909

    In addition, the Company has modified its financial statements for each of the three-month periods ended March 31, 2000 and 1999 to separately present its net sales of products and services and the related costs of sales.

3.  Additional Public Offering

    On March 7, 2000, the Company filed a registration statement with the SEC for a second public offering of 2,500,000 of its common stock to the public, 2,200,000 of which are to be sold by the Company and 300,000 of which are to be sold by particular selling shareholders. As of the date of this report, the offering has been delayed due to market conditions.

4.  Inventories

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

5.  Net Income Per Share

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

6.  Income Taxes

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

7.  Comprehensive Income

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

    We also sell service contracts (usually maintenance service agreements) to most of our customers. We arrange for fulfillment of these service contracts primarily by purchasing maintenance service agreements or our customers from our hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, we recognized revenues and expenses related to sales of these agreements upon execution of the contract. Following discussion with the staff of the Securities and Exchange Commission, we revised our revenue recognition policy related to these agreements to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months.

    As a result of this revision, we have restated our condensed consolidated financial statements for the three month periods ended March 31, 2000 and 1999 to retroactively reflect this change. The restatement did not have any impact on the previously reported balance sheet at March 31, 2000. The restatement increased net income for the three month period ended March 31, 2000 by $574,000, or $0.06 per diluted share, and reduced net income for the three month period ended March 31, 1999 by $90,000, or $0.02 per diluted share, from the previously published amounts.

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

RESULTS OF OPERATIONS

    Net Sales.  Our total net sales increased $2.6 million, or 10.0%, to $28.0 million for the first quarter ended March 31, 2000, from $25.4 million for the comparable quarter in 1999. As described above, we changed our revenue recognition policies in response to a recent SEC staff accounting bulletin. As a result, our 2000 operating results are not directly comparable with 1999 results. Our service sales increased $1.6 million to $3.7 million for the first quarter ended March 31, 2000, from $2.1 million for the comparable quarter in 1999. The increase in service sales is due to an increase in sales of maintenance contracts and product installation services. The increases in total sales represent more data storage solution installations for our customers and the increasing complexity of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for networked data storage has increased customer demand for our solutions. We have continued to hire additional sales and engineering personnel and opened sales offices in new geographic locations. In the first quarter of 2000, we derived 26% of our revenues from one customer.

    Gross Profit.  Our gross profit as a percentage of net sales increased to 27.5% for the first quarter ended March 31, 2000, from 25.6% for the comparable quarter in 1999. This increase was primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end-user customers. We typically generate higher margins on solutions we provide directly to end-user customers than sales we make through value-added resellers and original equipment manufacturers. Also, as the complexity of our data storage solutions has increased, we have been able to generate higher gross margins.

    Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion and hiring expenses. Sales and marketing expenses totaled $3.5 million, or 12.4% of net sales for the first quarter ended March 31, 2000, compared to $2.5 million, or 9.9% of net sales for the first quarter in 1999. The increase in 2000 of our sales and marketing expenses as a percentage of our net sales and in absolute dollars over the 1999 period was principally attributable to an increase in commissions paid to our sales representatives on sales to end-user customers and to the hiring of new sales representatives. New sales representatives are usually less productive during their first two years than more seasoned sales personnel.

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

    Cumulative Impact of Changes in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting change we made effective as of January 1, 2000 to our revenue recognition policy related to the installation of products.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 6, 2000	DATALINK CORPORATION
	By:	/s/ DANIEL J. KINSELLA Daniel J. Kinsella Chief Financial Officer

QuickLinks

NOTE REGARDING AMENDED 10-Q/A
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