Form 10-Q/A
period 2000-06-30
DATALINK CORP
filed 2000-10-06
CIK 1056923

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

    As a result of this revision, we have restated our condensed consolidated financial statements for the six months ended June 30, 2000 and for the three and six months ended June 30, 1999 to retroactively reflect this change in accounting policy. To give effect to the above restatement, we have amended only the relevant sections of this Report on Form 10-Q/A.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Datalink Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2000	December 31, 1999
	(Unaudited)
Current assets
Cash and cash equivalents	$9,551	$6,515
Accounts receivable, net	13,146	19,272
Inventories	6,312	9,528
Inventories shipped but not installed	4,138	—
Other current assets	349	361
Deferred income taxes	1,884	784

Total current assets	35,380	36,460

Property and equipment, net	3,331	2,496
Intangibles, net	3,003	3,412
Other assets	66	47

Total assets	$41,780	$42,415

Current liabilities
Accounts payable	$12,424	$13,695
Accrued expenses	2,713	2,809
Income taxes payable	480	257
Note payable to former stockholder, current portion	705	705
Capital lease obligation, current portion	—	13
Deferred compensation, current portion	34	73
Distribution payable to S corporation stockholders	—	744
Deferred revenue	1,385	931

Total current liabilities	17,741	19,227

Note payable to former stockholder, less current portion	704	1,409
Deferred income taxes	626	648

Total liabilities	19,071	21,284

Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,792,043 and 8,772,537 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively	9	9
Additional paid in capital	18,359	18,213
Retained earnings	4,341	2,909

Total stockholders' equity	22,709	21,131

Total liabilities and stockholders' equity	$41,780	$42,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2000	1999	2000	1999
Net sales:
Product sales	$30,167	$26,641	$54,496	$50,040
Service sales	4,744	2,681	8,413	4,716

Total net sales	34,911	29,322	62,909	54,756

Cost of sales:
Cost of product sales	21,664	19,739	39,328	37,187
Cost of services	3,407	1,968	6,055	3,446

Total cost of sales	25,071	21,707	45,383	40,633

Gross profit	9,840	7,615	17,526	14,123

Sales and marketing	3,958	2,976	7,433	5,492
General and administrative	2,387	1,920	4,524	3,610
Engineering	853	614	1,446	1,390
Offering costs	381	—	381	173

Total operating expenses	7,579	5,510	13,784	10,665

Income from operations	2,261	2,105	3,742	3,458
Interest income (expense), net	123	(109)	199	(183)

Income before income taxes	2,384	1,996	3,941	3,275
Income taxes	978	39	1,616	(517)

Income before cumulative effect of a change in accounting principle	1,406	1,957	2,325	3,792
Cumulative impact of change in accounting principle, net of income taxes	—	—	(753)	—

Net income	$1,406	$1,957	$1,572	$3,792

Net income per share:
Basic:
Income per share before cumulative effect of a change in accounting principle	$0.16	$0.33	$0.26	$0.60
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income per share	$0.16	$0.33	$0.18	$0.60

Fully diluted:
Income per share before cumulative effect of a change in accounting principle	$0.15	$0.33	$0.25	$0.60
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income per share	$0.15	$0.33	$0.17	$0.60

Weighted average shares outstanding:
Basic	8,776	6,004	8,774	6,355
Fully diluted	9,192	6,004	9,182	6,355
Pro forma data:
Pro forma income before cumulative effect of a change in accounting principle	$1,406	$1,168	$2,325	$1,916
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(753)	—

Pro forma net income	$1,406	$1,168	$1,572	$1,916

Pro forma income per share before cumulative effect of a change in accounting principle	$0.15	$0.16	$0.25	$0.25
Cumulative effect per share, of a change in accounting principle, net of income taxes	—	—	(0.08)	—

Pro forma net income per share	$0.15	$0.16	$0.17	$0.25

Weighted average shares used in calculating pro forma net income per share:	9,192	7,313	9,182	7,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended, June 30, (Unaudited)
	2000	1999
Cash flows from operating activities:
Net income	$1,572	$3,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	640	404
Amortization of intangibles	409	398
Deferred income taxes	(1,122)	(580)
Cumulative effect of a change in accounting principle	753	—
Changes in operating assets and liabilities:
Accounts receivable	373	(448)
Inventories	3,216	(317)
Inventories shipped but not installed	(154)	—
Other current assets	12	(274)
Other assets	(19)	(6)
Accounts payable	(1,271)	(5,198)
Accrued expenses	396	301
Income taxes payable	747	—
Deferred compensation	(39)	(35)
Deferred revenue	454	99

Net cash provided by (used in) operating activities	5,967	(1,864)

Cash flows from investing activities:
Purchase of property and equipment	(1,475)	(397)

Net cash used in investing activities	(1,475)	(397)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	60,182
Principal payments on line of credit	—	(57,212)
Proceeds from issuance of common stock	146	—
Distributions paid	(884)	(3,646)
Payments on note payable to former stockholder	(705)	—
Principal payments on capital lease obligations	(13)	(7)
Book cash overdraft	—	146

Net cash used in financing activities	(1,456)	(537)

Increase (decrease) in cash and cash equivalents	3,036	(2,798)
Cash and cash equivalents, beginning of period	6,515	2,798

Cash and cash equivalents, end of period	$9,551	$—

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

    The Company also revised its revenue recognition policy related to service contracts to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months. The Company arranges for fulfillment of these service contracts (usually maintenance service agreements) primarily by purchasing maintenance service contracts for its customers from its hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, the Company recognized revenues and expenses related to sales of service agreements upon execution of the contract. The condensed financial statements for the three and six-month periods ended June 30, 2000 and 1999 have been revised to retroactively reflect the adoption of this change in accounting policy (see Note 2).

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

    As a result of this revision, the condensed consolidated financial statements for the six month period ended June 30, 2000 and for the three and six month periods ended June 30, 1999 have been restated to retroactively reflect this change. The restatement did not have any impact on the Company's condensed consolidated financial position as of June 30, 2000 or the results of its operations for the three months then ended. The impact of the restatement on these condensed consolidated financial statements is reflected below.

	Six months ended June 30, 2000		Six months ended June 30, 1999
	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Operations Data:
Total sales			$55,525	$54,756
Total cost of sales			41,262	40,633
Sales and marketing expense			5,533	5,492
Cumulative impact of change in accounting principle, net of income taxes	$(1,327)	$(753)
Net income	$998	$1,572	$3,891	$3,792
Net income per share, basic	$0.11	$0.18	$0.61	$0.60
Net income per share, diluted	$0.11	$0.17	$0.61	$0.60
	Three months ended June 30, 1999
	As previously reported	As restated
Consolidated Statement of Operations Data:
Total sales	$29,843	$29,322
Total cost of sales	22,191	21,707
Sales and marketing expense	3,004	2,976
Net income	$1,966	$1,957
Net income per share, basic	$0.33	$0.33
Net income per share, diluted	$0.33	$0.33

	As of December 31, 1999
	As previously reported	As restated
Balance Sheet Data:
Deferred income tax assets	$427	$784
Deferred revenue		931
Retained earnings	$3,483	$2,909

In addition, the Company has modified its financial statements for each of the three and six six-month periods ended June 30, 2000 and 1999 to separately present its net sales of products and services and the related costs of sales.

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

8.  Lease Commitments and Contingencies

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

    We also sell service contracts (usually maintenance agreements) to some of our customers. We arrange for fulfillment of these contracts primarily by purchasing maintenance service agreements for our customers from our hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, we recognized revenues and expenses related to sales of these agreements upon execution of the contract. Following discussion with the staff of the Securities and Exchange Commission, we revised our revenue recognition policy related to these agreements to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months.

    As a result of this revision, we have restated our condensed consolidated financial statements for the six month period ended June 30, 2000 and the three and six month periods ended June 30, 1999 to retroactively reflect this change. The restatement did not have any impact on the Company's balance sheet at June 30, 2000 or the condensed consolidated statement of operations for the three-month period ended June 30, 2000. The restatement increased net income for the six month period ended June 30, 2000 by $574,000, or $0.06 per diluted share, and reduced net income for the three and six month periods ended June 30, 1999 by $90,000, or $0.02 per diluted share, and $99,000 or $0.02 per diluted share, respectively, from the previously published amounts. See Note 2 to the Notes to our Condensed Consolidated Financial Statements for a more complete summary of the effects of the restatement.

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

RESULTS OF OPERATIONS

    Net Sales.  Our total net sales increased $5.6 million, or 19.1%, to $34.9 million for the second quarter ended June 30, 2000, from $29.3 million for the comparable quarter in 1999. Our total net sales increased $8.2 million, or 14.9%, to $62.9 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As described above, we changed our revenue recognition policy in response to an SEC staff accounting bulletin. As a result, our 2000 operating results are not directly comparable with 1999 results. Our service sales increased $2.0 million, or 77% to $4.7 million for the second quarter ended June 30, 2000, from $2.7 million for the comparable quarter in 1999. Our service sales increased $3.7 million, or 78.4%, to $8.4 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.The increase in service sales is due to an increase in sales of maintenance contracts and product installation services. The increase in total sales represents our larger volume of data storage solution installations for our customers as well as the increasing complexity (and related increasing prices) of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for networked data storage has increased customer demand for our solutions. We have continued to hire additional sales and engineering personnel and open sales offices in new geographic locations. Approximately 26% and 18% of our sales were derived from one customer during the three and six months ended June 30, 2000, respectively. We cannot assure that this customer will account for any substantial portion of our future sales.

    Gross Profit.  Our gross profit as a percentage of net sales increased to 28.2% for the second quarter ended June 30, 2000, from 26.0% for the comparable quarter in 1999. Our gross profit percentage for the six months ended June 30, 2000 increased to 27.9% as compared to 25.8% for the six months ended June 30, 1999. These increases were primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end-user customers. We typically generate higher margins on solutions we provide directly to end-user customers than sales we make through value-added resellers and original equipment manufacturers. Also, as the complexity of our data storage solutions has increased, we have been able to generate higher gross margins.

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

    General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation and amortization, communication expenses and rent and related facility expenses. General and administrative expenses were $2.4 million, or 6.8% of net sales for the second quarter ended June 30, 2000, as compared to $1.9 million, or 6.5% of net sales for the second quarter in 1999. For the six months ended June 30, 2000, general and administrative expenses were $4.5 million or 7.2% of net sales as compared to $3.6 million or 6.6% of sales for the six months ended June 30, 1999. The increase in general and administrative expenses was primarily due to additions to our administrative staff to support our planned growth. We have also incurred significant public company reporting and insurance costs that we did not have in the first six months of 1999. Our rent and communication expenses also have increased as we have expanded and added sales offices.

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

    Offering Costs.  During the second quarter ended June 30, 2000, we expensed approximately $381,000 of costs associated with a proposed secondary public offering of our common stock. The offering was delayed due to market conditions. We incurred approximately $173,000 of expenses during the first quarter ended March 31, 1999, in conjunction with our initial public offering. Our initial public offering was twice delayed by market conditions. As required, we expensed these previously deferred costs each time we determined that the offerings would be delayed more than 90 days.

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

    Cumulative Impact of Change in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000 to our revenue recognition policies related to the installation of products.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $6.0 million for the six months ended June 30, 2000. The cash provided in 2000 resulted primarily from our net income and a reduction in inventories. Operating activities used $1.9 million of cash during the six months ended June 30, 1999. We used this cash primarily to reduce our accounts payable by $5.2 million, partially offset by $3.8 million of net income.

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

Item 3. Defaults Upon Senior Securities.

    None

Item 4. Submission of Matters to a vote of Security Holders.

    We held our annual meeting of stockholders on May 15, 2000 in Minneapolis, Minnesota. Of the 8,772,537 shares outstanding as of the record date, 6,088,080 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

    1.  To elect five directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Name	For	Withheld
Robert M. Price	6,087,755	325
Paul F. Lidsky	6,087,755	325
Margaret A. Loftus	6,087,755	325
Greg R. Meland	6,087,755	325
James E. Ousley	6,087,755	325

    2.  Appointment of PricewaterhouseCoopers, LLP as independent auditors of Datalink Corporation, for the fiscal year ending December 31, 2000.

Votes for:	6,084,850
Votes against:	1,910
Votes abstaining:	1,320

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
	10.1*	Lease agreement with Hoyt/DTLK LLC
	10.2*	Credit Agreement with Wells Fargo Bank Minnesota, N.A.
	27.1	Financial Data Schedule
*	Incorporated by reference to the exhibit of the same number in the Company's June 30, 2000 10-Q.
(b)	Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the second quarter of the Company's 2000 fiscal year.

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