Form 10-Q
period 2000-09-30
DATALINK CORP
filed 2000-11-14
CIK 1056923

 QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 9, 2000, 8,813,893 shares of issuer's common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report on Form 10-Q contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: our ability to hire and retain key technical and other personnel; competition and pricing pressures that may adversely affect our revenues and profits; the level of continuing demand for data storage; our dependence on key suppliers; the strain placed on our resources by growth and expansion; our ability to adapt to rapid technological change; risks associated with recent and possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Datalink Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
Current assets
Cash and cash equivalents	$4,009	$6,515
Accounts receivable, net	22,925	19,272
Inventories	5,991	9,528
Inventories shipped but not installed	5,911	—
Other current assets	330	361
Deferred income taxes	1,884	784

Total current assets	41,050	36,460

Property and equipment, net	3,913	2,496
Intangibles, net	2,797	3,412
Other assets	77	47

Total assets	$47,837	$42,415

Current liabilities
Accounts payable	$16,188	$13,695
Accrued expenses	2,897	2,809
Income taxes payable	499	257
Note payable to former stockholder, current portion	705	705
Capital lease obligation, current portion	—	13
Deferred compensation, current portion	34	73
Distribution payable to S corporation stockholders	—	744
Deferred revenue	1,658	931

Total current liabilities	21,981	19,227
Note payable to former stockholder, less current portion	704	1,409
Deferred income taxes	646	648

Total liabilities	23,331	21,284

Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,792,043 and 8,772,537 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively	9	9
Additional paid in capital	18,594	18,213
Retained earnings	5,903	2,909

Total stockholders' equity	24,506	21,131

Total liabilities and stockholders' equity	$47,837	$42,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2000	1999	2000	1999
Net sales
Product sales	$31,136	$27,459	$85,632	$77,499
Service sales	5,156	2,823	13,569	7,539

Total net sales	36,292	30,282	99,201	85,038

Cost of sales
Cost of product sales	23,846	20,110	63,174	57,297
Cost of services	3,807	2,148	9,862	5,594

Total cost of sales	27,653	22,258	73,036	62,891

Gross profit	8,639	8,024	26,165	22,147

Sales and marketing	2,825	3,080	10,258	8,572
General and administrative	2,270	1,792	6,794	5,402
Engineering	978	767	2,424	2,157
Offering costs	—	—	381	173

Total operating expenses	6,073	5,639	19,857	16,304

Income from operations	2,566	2,385	6,308	5,843
Interest income (expense), net	80	3	279	(180)

Income before income taxes	2,646	2,388	6,587	5,663
Income taxes	1,085	668	2,701	151

Income before cumulative effect of a change in accounting principle	1,561	1,720	3,886	5,512
Cumulative effect of change in accounting principle, net of income taxes	—	—	(753)	—

Net income	$1,561	$1,720	$3,133	$5,512

Net income per share:
Basic:
Income per share before cumulative effect of a change in accounting principle	$0.18	$0.22	$0.44	$0.81
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income per share	$0.18	$0.22	$0.36	$0.81

Fully diluted:
Income per share before cumulative effect of a change in accounting principle	$0.17	$0.22	$0.42	$0.80
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.08)	—

Net income per share	$0.17	$0.22	$0.34	$0.80

Weighted average shares outstanding:
Basic	8,800	7,653	8,783	6,797
Fully diluted	9,178	7,821	9,157	6,853
Pro forma data:
Pro forma income before cumulative effect of a change in accounting principle	$1,561	$1,015	$3,886	$3,341
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(753)	—

Pro forma net income	$1,561	$1,015	$3,133	$3,341

Pro forma income per share before cumulative effect of a change in accounting principle	$0.17	$0.11	$0.42	$0.41
Cumulative effect per share, of a change in accounting principle, net of income taxes	—	—	(0.08)	—

Pro forma net income per share	$0.17	$0.11	$0.34	$0.41

Weighted average shares used in calculating pro forma net income per share:	9,178	9,130	9,157	8,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended, September 30, (Unaudited)
	2000	1999
Cash flows from operating activities:
Net income	$3,133	$5,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	—	34
Provision for losses on inventories	(317)	(443)
Depreciation	1,050	632
Amortization of intangibles	537	600
Stock compensation expense	77	—
Deferred income taxes	(1,122)	(700)
Cumulative effect of a change in accounting principle	753	—
Changes in operating assets and liabilities:
Accounts receivable	(9,407)	(2,602)
Inventories	3,854	(496)
Inventories shipped but not installed	(1,926)	—
Other current assets	31	(170)
Other assets	(23)	—
Accounts payable	2,492	(3,445)
Accrued expenses	610	760
Income taxes payable	766	385
Deferred compensation	(52)	(54)
Deferred revenue	727	103

Net cash provided by (used in) operating activities	1,183	116

Cash flows from investing activities:
Purchase of property and equipment	(2,468)	(620)

Net cash used in investing activities	(2,468)	(620)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	72,855
Principal payments on line of credit	—	(76,065)
Proceeds from issuance of common stock	381	17,835
Distributions paid	(884)	(11,706)
Payments on note payable to former stockholder	(705)	(906)
Principal payments on capital lease obligations	(13)	(11)

Net cash used in financing activities	(1,221)	2,002

Increase (decrease) in cash and cash equivalents	(2,506)	1,498
Cash and cash equivalents, beginning of period	6,515	2,798

Cash and cash equivalents, end of period	$4,009	$4,296

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Notes To Condensed Consolidated Financial Statements

(In thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation

Company

    Datalink is an independent architect of enterprise-class information storage infrastructures. As an independent, Datalink designs, builds and supports information storage architectures using the best possible technologies.

Accounting

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

    The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Form 10-K for the year ended December 31, 1999.

Revenue Recognition

    In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company now recognizes revenue from hardware and software product sales when it completes its installation and configuration services. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings of $753,000 representing the cumulative effect, net of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

    The Company also revised its revenue recognition policy related to service contracts to defer revenues and direct costs resulting from these contracts, and to amortize such revenues and expenses into operations over the term of the contracts, which are generally twelve months. The Company arranges for fulfillment of these service contracts (usually maintenance service agreements) primarily by purchasing maintenance service contracts for its customers from its hardware and software vendors or their designated third-party service providers. Prior to January 1, 2000, the Company recognized revenues and expenses related to sales of service agreements upon execution of the contract. The condensed financial statements for the three and nine month periods ended September 30, 1999 have been revised to retroactively reflect the adoption of this change in accounting policy (see Note 2).

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

    As a result of this revision, the condensed consolidated financial statements for the three and nine month periods ended September 30, 1999 and as of December 31, 1999 have been restated to retroactively reflect this change. The impact of the restatement on these condensed consolidated financial statements is reflected below.

	Three months ended September 30, 1999		Nine months ended September 30, 1999
	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Operations Data:
Total sales	$30,578	$30,282	$86,104	$85,038
Total cost of sales	22,534	22,258	63,797	62,891
Sales and marketing expense	3,096	3,080	8,629	8,572
Income before income taxes	2,392	2,388	5,766	5,663
Income tax expense	909	668	392	151
Net income	$1,483	$1,720	$5,374	$5,512
Net income per share, basic	$0.19	$0.22	$0.79	$0.81
Net income per share, diluted	$0.19	$0.22	$0.78	$0.80
	As of December 31, 1999
	As previously reported	As restated
Balance Sheet Data:
Deferred income tax assets	$427	$784
Deferred revenue		931
Retained earnings	$3,483	$2,909

3.  Additional Public Offering

    On March 7, 2000, the Company filed a registration statement with the SEC for a second public offering of 2,500,000 shares of its common stock to the public. On May 15, 2000, the Company withdrew this registration statement due to market conditions. As required, the Company expensed the previously deferred costs of $381,000 related to the offering.

4.  Inventories

    Inventories, principally consisting of data storage products and components (finished goods), are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. Inventories shipped but not installed category reflect inventories that have been shipped to customer locations but have not yet been fully installed.

5.  Net Income Per Share

  Basic and diluted

    Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents (consisting only of stock options) for each period. The number of shares utilized in the denominator of the diluted net income per share computation, as compared to the basic net income per share computation, has been increased by 378,000 equivalent shares for the three month period ended September 30, 2000 and 374,000 equivalent shares for the nine month period ended September 30, 2000.

  Pro forma

    Concurrent with the initial public offering ("IPO") on August 6, 1999, the Company terminated its status as an S corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three and nine months ended September 30, 1999, include a pro forma adjustment for the estimated income taxes that would been recorded had the Company been a C corporation during the first and second quarter of 1999, based on then applicable tax laws.

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

    Prior to January 4, 1999, Direct Connect Systems, Inc. ("DCSI") was a C corporation and accordingly, was subject to corporate income taxes. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, from January 4 to August 6, 1999, none of the consolidated income of the Company was subject to federal corporate income taxes and, as of January 4, 1999, all of the deferred tax assets and liabilities related to DCSI were eliminated. This resulted in a one-time tax benefit of $580,000 that is included in the Company's results of operations for the three and nine month periods ended September 30, 1999.

7.  Comprehensive Income

    The Company's comprehensive income is equal to its net income for all periods presented.

8.  Lease Commitments and Contingencies

    The Company has signed a 15-year lease, commencing on April 1, 2001, for a 102,000 square foot mixed office and warehouse facility in Chanhassen, Minnesota, which will function as its corporate headquarters. The lease provides for base rental payments of $1.0 million for the first twelve months and a 2% increase for each subsequent 12-month period plus a management fee equal to 2% of base rent. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility.

9.  Subsequent Event

    On November 10, 2000, Datalink acquired the data storage and services business of OpenSystems.com, Inc. for $7.0 million in cash and $1.0 million in Datalink common stock. Additionally, Datalink will pay if an additional $2.5 million in cash if the acquired business meets targeted operating results in calendar year 2001.

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

    We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. Prior to January 1, 2000, we recognized revenues for product and software sales when we shipped the products and software to our customers or after they accepted products under evaluation. However, in December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's view regarding the recognition and reporting of revenues in particular transactions. In light of SAB No. 101, we modified our revenue recognition policy related to hardware and software products when we provide any installation or configuration services in connection with the sale. We now recognize revenue from hardware and software product sales when we complete our installation and configuration services. This change was effective as of January 1, 2000. Under the SAB No. 101 transition provisions, we accounted for this change in accounting policy prospectively. As of January 1, 2000, we recorded a charge to earnings of $753,000, representing the cumulative effect, net of income taxes, of this change in our accounting policy.

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

    As a result of this revision, we have restated our condensed consolidated financial statements for the three and nine month periods ended September 30, 1999 to retroactively reflect this change. The restatement increased net income for the three month period ended September 30, 1999 by $237,000, or $0.03 per diluted share and increased net income for the nine month period ending September 30, 1999 by $138,000, or $0.02 per diluted share, from the previously published amounts. See Note 2 of the Notes to our Condensed Consolidated Financial Statements for a more complete summary of the effects of the restatement.

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

RESULTS OF OPERATIONS

    Net Sales.  Our net sales increased $6.0 million, or 20%, to $36.3 million for the third quarter ended September 30, 2000, from $30.3 million for the comparable quarter in 1999. Our net sales increased $14.2 million, or 17%, to $99.2 million for the nine months ended September 30, 2000 as compared to the revenue for the nine months ended September 30, 1999. As described above, we changed our revenue recognition policies in response to an SEC staff accounting bulletin. As a result, our 2000 operating results are not directly comparable with 1999 results. Our increased sales represent our larger volume of data storage solution installations for our customers as well as the increasing complexity (and related increasing prices) of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for networked data storage has increased customer demand for our solutions. The strong growth rate in service revenues for the three and nine months ended September 30, 2000 are due to increased maintenance contract sales. We have continued to hire additional sales and engineering personnel and open sales offices in new geographic locations. Approximately 13% and 16% of our sales were derived from one customer during the three and nine months ended September 30, 2000, respectively. We cannot assure that this customer will account for any substantial portion of our future sales.

    Gross Profit.  Our gross profit as a percentage of net sales declined to 23.8% for the third quarter ended September 30, 2000, from 26.5% for the comparable quarter in 1999. Our gross profit percentage for the nine months ended September 30, 2000 increased to 26.4% as compared to 26.0% for the nine months ended September 30, 1999. The decrease in gross profit for the third quarter ended September 30, 2000 was primarily related to $325,000 in charges related to a decline in value of excess and obsolete inventory and several large transactions with lower gross profit. The increase for the nine months ended September 30, 2000 is primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end-user customers. We typically generate higher margins on solutions we provide directly to end-user customers than sales we make through value-added resellers and original equipment manufacturers.

    Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion, and hiring expenses. Sales and marketing expenses totaled $2.8 million, or 7.8% of net sales for the third quarter ended September 30, 2000, compared to $3.1 million, or 10.2% of net sales for the third quarter in 1999. The decline in sales and marketing expense as a percentage of sales for the three months ended September 30, 2000 was primarily due to lower commission expense due in part to lower gross margins. Sales and marketing expenses totaled $10.3 million, or 10.3% of net sales for the nine months ended September 30, 2000 and were $8.6 million or 10.1% of net sales for the nine months ended September 30, 1999. The increase in sales and marketing expense for the nine months ended September 30, 2000 resulted primarily from the hiring of additional sales representatives as we continue to open new sales offices and expand our business and the increase in commissions commensurate with the increase in sales.

    General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation and amortization, communication expenses and rent and related facility expenses. General and administrative expenses were $2.3 million, or 6.3% of net sales for the third quarter ended September 30, 2000, as compared to $1.8 million, or 5.9% of net sales for the third quarter in 1999. For the nine months ended September 30, 2000, general and administrative expenses were $6.8 million or 6.8% of net sales as compared to $5.4 million or 6.4% of sales for the nine months ended September 30, 1999. The increase in general and administrative expenses reflects the business growth and sales office expansion during the last nine months. These increases include higher administrative salaries and benefits due to headcount additions, increased rents, communication expense and related facility charges for our new sales offices. We have also incurred significant public company reporting and insurance costs that we did not have in the first nine months of 1999.

    Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. Engineering expenses were $978,000, or 2.7% of net sales for the third quarter ended September 30, 2000, as compared to $767,000, or 2.5% of net sales for the third quarter in 1999. Engineering expenses were $2.4 million, or 2.4% of net sales for the nine months ended September 30, 2000, as compared to $2.2 million, or 2.5% of net sales for the nine months ended September 30, 1999. The increase in expenses during the three and nine month periods ended September 30, 2000 are primarily due to travel expenses we incurred as we geographically expanded our business and due to hiring of new engineers. We have also increased compensation for our existing engineering staff in response to increasing competition for qualified personnel.

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

    Income Taxes.  Our income tax expense for the third quarter of 2000 and for the nine months ended September 30, 2000 was $1.1 million and $2.7 million, respectively, representing an effective tax rate of 41%. Until August 1999, when we became a public company, we were an S corporation and were not taxed on our income with the minor exception of a few states that do not recognize S corporations. See Note 5 of the Notes to our condensed consolidated financial statements.

    Cumulative Impact of Change in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000, to our revenue recognition policies.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2000. The cash provided in 2000 resulted primarily from our net income and a reduction in inventories partially offset by an increase in accounts receivable. Operating activities provided $116,000 of cash during the nine months ended September 30, 1999. The cash was provided by net income partially offset by increases in inventory levels and a reduction of accounts payable.

    Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2000. The use resulted primarily from expenditures for engineering laboratory equipment and the purchase of land adjacent to our new corporate headquarters facility we will begin leasing in April 2001 in Chanhassen, Minnesota. We used $620,000 of cash in investing activities due primarily to expenditures for property and equipment during the nine months ended September 30, 1999.

    Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2000. We used this cash to make final dividend distributions of $884,000 to the ten pre-initial public offering stockholders. We also made a scheduled payment of $705,000 on a note due to a former S corporation stockholder. These payments were partially offset by $381,000 of proceeds from stock option exercises. For the nine months ended September 30, 1999, net cash generated by financing activities was $2.0 million this included net proceeds of $18.2 million from the issuance of common stock related to our public offering, offset by net repayments of borrowings of $3.2 million and $12.8 million of dividend distributions paid to our 10 pre-initial public offering stockholders.

    We have signed a 15-year lease for new corporate headquarters expected to commence approximately April 1, 2001. We have purchased the land adjacent to the new headquarters for future expansion. See footnote 7 of the Notes to Condensed Consolidated Financial Statements.

    Effective June 30, 2000, we entered into a one year credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential business acquisitions and a $5 million revolving line of credit for financing our working capital needs. The agreement allows us to borrow at a rate equal to prime minus one percent. Borrowings under the lines of credit are subject to certain financial and operating covenants, including covenants that require us to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability. The term of the agreement is for one year.

    On November 10, 2000 we acquired the data storage and services business of OpenSystems.com, Inc. for $7.0 million in cash and $1.0 million of our common stock. Additionally, we agreed to pay an additional $2.5 million in cash if the acquired business meets targeted operating results in calendar year 2001. We obtained the funds to close on the acquisition from funds remaining from our initial public offering, cash flows generated from our operations, and $2.5 million drawn from our line of credit.

    We believe that the funds currently generated from operations together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

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

    Interest rate risk.  As of September 30, 2000, we had $4.0 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our financial results.

    Foreign currency exchange rate risk.  We develop and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

    Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2000.

Item 2.  Changes in Securities and Use of Proceeds.

    On November 10, 2000, we acquired the data storage and services business of OpenSystems.com, Inc. for a combination of cash and our common stock. We used the remaining $2.0 million of the net proceeds from our August 1999 initial public offering to consummate the acquisition. We did not pay any of these proceeds to a director, officer or 10% stockholder of Datalink, nor to any affiliates of Datalink.

    As part of the transaction, we issued 79,177 shares of our common stock to OpenSystems valued at $1.0 million (63,342 of which are escrowed pending future performance). We believe the issuance of these shares was exempt under Section 4(2) of the Securities Act of 1933, as amended, because, among other matters, OpenSystems represented that it was an "accredited investor" under the Securities Act and the share certificates contain a restrictive legend barring resale of the shares under the Securities Act without registration or an exemption from registration.

Item 3.  Defaults Upon Senior Securities.

    None

Item 4.  Submission of Matters to a vote of Security Holders.

    None

Item 5.  Other Information.

    On November 10, 2000, we acquired the data storage and service business of OpenSystems.com, Inc. for $7.0 million in cash and $1.0 million of our common stock. Additionally, we agreed to pay an additional $2.5 million in cash if the acquired business meets targeted operating results in calendar year 2001.

    The assets we acquired consist primarily of intangibles, including assembled workforce and customer relationships. We did not acquire any plant, equipment or physical property except for some data storage product inventory, which we intend to hold for resale. In determining the number of shares of our common stock issued in the transaction, we used the average of the closing prices of our common stock as reported by the Nasdaq Stock Market for the ten trading days preceding the acquisition date. Neither OpenSystems, nor its sole stockholder, are officers or directors of Datalink, or affiliates of any of them.

    We obtained the $7.0 million cash from a combination of the remaining net proceeds from our initial public offering, cash flows generated from our operations, and funds drawn from our bank line of credit.

    Within 75 days after the acquisition, we intend to file any required audited financial statements of the acquired business and any required pro forma financial statements under cover of a report on Form 8-K. In accordance with General Instruction B(3) of Form 8-K, the disclosure in this Item 5 is in lieu of a like disclosure of our business acquisition that we otherwise would include under Item 2 of a separate report on Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits.
10.1	Asset Purchase Agreement dated November 10, 2000, by and among Datalink Corporation, OpenSystems.com, Inc. and Lynn Mormann.
27.1	Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000	DATALINK CORPORATION
/s/ DANIEL J. KINSELLA Daniel J. Kinsella, Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES