Form 10-K
period 2000-12-31
DATALINK CORP
filed 2001-04-02
CIK 1056923

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10–K

(Mark one)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

For The Transition Period From              To

Commission file number: 00029758
___________

DATALINK CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41–0856543
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

7423 WASHINGTON AVENUE SOUTH
MINNEAPOLIS, MINNESOTA 55439
(Address of Principal Executive Offices)

(952) 944–3462
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. / /

          At March 26, 2001, the latest practicable date, the aggregate market value of the voting and non–voting common equity held by non–affiliates of the registrant was: $23,333,742

          At March 26, 2001, the number of shares outstanding of each of the registrant's classes of common stock was: 8,903,788

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10–K.

NOTE REGARDING FORWARD–LOOKING STATEMENTS

          This Annual Report contains forward–looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the current state of our markets and strategy, our hiring and retention plans, our projected capital expenditures and liquidity, our potential acquisitions, competition in our markets and our technological capabilities. You may find these statements throughout this Annual Report and specifically in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Our actual results may differ materially from those anticipated in these forward–looking statements as a result of various factors, including all the risks discussed in "Risk Factors" and elsewhere in this Annual Report.

          We use the terms "believe," "expect," "plan," "intend," "estimate" and "anticipate" and similar expressions to identify forward–looking statements. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward–looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

Overview

          We are the nation’s leading independent architect of enterprise-class information storage infrastructures. As an independent, we design, build and support information data storage architectures using best-of-breed technologies. Our highly skilled engineering and product management staff tests and compares all the data storage technologies available from the leading manufacturers and software developers. Our engineers then have the flexibility to choose from the best of these storage technologies and products to solve our customers' growing data storage needs. In addition, we maintain a superior sales and support staff that ensures the continued success of our data storage solutions for each customer. We believe these value–added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

Growth of Enterprise Data

          In the last decade, there has been a dramatic increase in the volume of data created, processed and accessed through computer systems. Data–intensive applications such as on–line transaction processing, multimedia products, e–mail, e–commerce, web hosting, data warehousing, data mining and enterprise resource management have fueled demand for additional storage capacity. According to Dataquest, Inc., an independent market research firm, the data storage market is expected to grow from $40 billion in 2000 to over $60 billion in 2003.  This overall storage market includes redundant arrays of independent disks, tape storage, storage management software and components for storage area networks and network attached storage.

          The significance of this data has changed as well. Organizations have recognized the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission–critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, protect and provide access to this data is fast becoming one of the most important aspects of business–critical decision-making, increasing the need for high–performance, scalable and reliable storage devices and systems.

          To meet the needs for high–end data storage and retrieval, organizations are demanding increasingly sophisticated data storage solutions. Consequently, we believe that will expected to dedicate an increasing percentage of their information technology budgets to data storage.

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

Manageability. Directly attached data storage isolates data. It is difficult to utilize data efficiently and effectively if it is scattered throughout an organization in isolated pockets. International Data Corporation (IDC), an independent research company, estimates that approximately 55% of total data storage budgets are attributable to decentralized management of data.  At the same time, Meta Group, an independent research company, estimates that by 2004, companies will have to manage ten times as much data as they do today. With the tremendous growth in the volume of data, the high cost of data management is leading organizations to demand more efficient and effective data management systems. In addition, as organizations realize the value of their data, they are seeking ways to provide enterprise–wide data access.

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

Reliability. As organizations increasingly recognize the value of data, they seek to protect it from loss. Backing–up and archiving data under directly attached storage systems is, however, very expensive and difficult. Installing and operating back–up devices, such as tape drives, on each separate local network is both costly and difficult to administer consistently across the enterprise. Even where organizations have installed completely redundant storage devices for each separate server, directly attached storage systems require the back–up storage devices to be located near the primary storage devices, leaving organizations vulnerable to site–specific disasters such as fire or flood.

Performance. Directly attached data storage systems are connected to local network servers and use those servers to perform data management tasks. However, large amounts of data moving through servers and across the local networks to reach backup storage devices impede the ability of the network to perform other mission–critical user applications.

The Evolution of Storage Area Networks

          To solve the inherent problems of traditional directly attached storage solutions, new technologies have emerged such as the "storage area network," commonly referred to in the industry as a SAN. A SAN is a high–speed computer network dedicated to data storage that allows RAID, tape backup and other storage devices to be shared enterprise–wide and to be administered centrally through common software. Similar to the way in which traditional computer networks permit any end user on the network to access any network server, a SAN creates a "pool" of data storage that can be shared by multiple servers. Through various configurations similar to those used in traditional computer networks, SANs can connect any server with any storage system, and storage systems with each other. We believe this "any–to–any" connectivity will enable large amounts of data to be shared, managed and accessed among servers and storage systems running different computer operating systems or software applications.

          Use of the SAN architecture is growing rapidly because it is designed to meet the growing need to manage data effectively and efficiently. According to Dataquest, Inc., 80% of storage revenue from external RAID systems will be based on SAN architecture by the end of 2002. IDC has estimated that worldwide revenue from SAN products will grow to $14 billion in 2003.

The Datalink Opportunity

          The increased need for data storage and the development of sophisticated enterprise-class information data storage systems have created a demand for independent data storage solution providers such as Datalink. Both potential customers and data storage device manufacturers are looking to independent storage solutions providers such as Datalink primarily for the following reasons:

Pressures on Customers. We believe organizations will increasingly look outside their in–house technical staff to independent data storage solution providers such as Datalink for specialized expertise. Networked storage architecture design is complex. Although organization–wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In–house information technology departments prefer to focus their efforts on mission–critical applications. Accordingly, they do not want to research, design, implement and support their own networked storage solutions.

Pressures on Manufacturers. We believe manufacturers increasingly rely on independent data storage solutions providers such as us for two principal reasons:

·	Sophisticated data storage solutions require the integration of highly specialized products made by a variety of manufacturers. A typical SAN, for instance, can utilize components such as routers, hubs, switches, host bus adaptors, storage and backup devices and storage management software, each from a different manufacturer. High–end data storage manufacturers generally focus on their particular piece of the overall SAN system, leaving companies like us to integrate comprehensive networked data storage solutions from the best available components.

·	Because of the high cost of maintaining a national sales and marketing organization and reduced profit margins, high–end data storage manufacturers increasingly are focusing their resources on their research and development functions. This strategy requires them to outsource much of their sales and marketing functions to companies such as Datalink.

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

Design

          Once we have completed our initial analysis, we begin the design phase of the project. Our team of engineers and technical sales consultants works together to design a system that meets the customer's data storage needs and its budget. Our independence permits us to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project. Our engineers continually evaluate and test all available emerging and existing data storage technologies. The engineers then have the ability to consistently select the best available hardware and software products for our customers. Because of our established, strong relationships with the major enterprise-class information storage hardware and software suppliers, we often participate in their new product development, evaluation, introduction, marketing and quality control programs. This collaboration with suppliers enables us to identify innovative new hardware and software products and incorporate them into our system designs.

Integration

          We integrate our data storage solutions using ISO 9001 quality standards to ensure that all components work together consistently without quality degradation. We test data storage solutions and their components for interoperability and compatibility, primarily at our own testing laboratories. This allows us to simulate the customer's operating environment without jeopardizing the customer's data and enables us to demonstrate our proposed solution before implementing it.

Implementation

          Once we design and test a system, we formulate a detailed project management plan with our customers to meet their financial and operating objectives and minimize disruption to their operations. We oversee the timely delivery of hardware and software products to the customer's location. We then coordinate the installation with our engineering staff, or personnel from the equipment manufacturer, and complete the installation at the customer's site.

Training

          While our systems are complex, we strive to ensure that our customers understand them before we complete our project. In addition, we offer manufacturer–certified courses at our regional technology centers. We are a preferred partner, certified to conduct training courses in the systems of each of the two major data storage system software developers–Legato Systems, Inc. and VERITAS Software Corporation.

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

Maintenance

          We offer maintenance and repair service options under our service program. We offer a variety of on–site service options, including four hour guaranteed response time service seven days per week, 24 hours per day. Our technical staff first assists customers in identifying the source of system problems and in determining whether there is defective hardware or software. We contract with a number of our suppliers and other independent service organizations to provide any required on–site maintenance and repair services.

One Integrated Solution

          Our expert ability to synthesize data storage components into unique, state–of–the–art enterprise-class information storage solutions allows us to address a wide variety of customer needs.  Our solutions have ranged from relatively simple RAID installations to very complex SAN configurations.

          An example of a very complex solution is illustrated by our recent work for a large international personal and business insurance carrier.  The customer’s home office had an inefficient data storage architecture using 34 RAID storage devices to link over 250 disparate servers.  The customer separately connected each storage device to a group of the servers.  This design prevented the customer from balancing the enterprise’s storage requirements across the various storage devices and servers.  As a result, the system underutilized the storage devices.  The customer needed to add new storage devices even though it had additional storage capacity on other existing storage devices.  The system design also made it impractical for the customer to centrally manage the enterprise’s storage policies.

          To solve our customer’s problems, we designed a SAN storage solution that replaced the 34 RAID servers with a single terabyte class RAID system.  By using Fibre Channel technology, we enabled the customer’s servers to share storage across the enterprise.  This dramatically increased the performance and scalability of the customer’s information storage system.  It also simplified the customer’s data storage management by consolidating the system’s administration.

          We are currently preparing to further enhance this customer’s information data storage system.  We plan to create a fully redundant storage infrastructure by the addition of a second terabyte class RAID system that will function in the event the primary RAID system fails.  Our solution design also will enable the customer to eliminate future use of its local area network, or LAN, as the network through which the customer backs up its data to magnetic tape libraries.  By eliminating the flow of backup data through the LAN, the customer will increase the LAN’s availability for mission-critical business applications.

Our Strategy

          Our strategy is to maintain our position as a premier independent provider of high–end networked data storage solutions and to capture an increasing share of the growing data storage market. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving enterprise-class information storage management needs of our customers. Key elements of our strategy include:

Leveraging Market Presence

          We intend to expand our business by broadening our relationships with existing customers and by utilizing our market presence and technical expertise to attract new customers. We believe that the longevity of service of our sales representatives and engineering staff will continue to be critical to building and maintaining long–term, trusting relationships with our existing and prospective customers. In addition, our broad experience in a diverse group of data intensive industries enables us to understand application and business issues specific to customers operating within a given industry and to design and implement the appropriate networked storage solution.

Making Selective Acquisitions

          We intend to seek and consummate additional strategic acquisitions. We believe that appropriate acquisitions will enable us to access a larger group of high–quality engineers and to help us broaden our coverage and geographic reach.  For example, in November 2000, we acquired the data storage and service business of OpenSystems.com, Inc.

Expanding Our Presence

          We intend to expand geographically by opening new regional sales and technical centers. During 2000, we increased the number of our offices from 19 to 24.  To further serve our growing customer base, we also intend to expand our existing offices to add sales and engineering talent.

Maintaining Technological Leadership

          We intend to continue to develop leading–edge enterprise-class information storage solutions for our customers. We intend to continually develop and add expertise to our engineering staff and to continue our close working relationships with our suppliers in order to maintain expertise in enterprise-class information storage solution design and implementation.

Providing Professional Consulting and Project Management Services

          We intend to continue expanding our ability to provide our customers with comprehensive professional consulting and project management services. Utilizing the expertise of our professional engineers, we assist our customers in the total assessment, planning, design, implementation and ongoing management of enterprise-class information storage solutions.

Hiring Additional Engineering and Sales Personnel

          We intend to continue aggressively recruiting high–quality engineering and sales personnel. We also intend to continue to maximize job satisfaction and retain our existing workforce. Our goal is to remain one of the most rewarding places to work in our industry.

Maintaining Superior Service and Support

          We intend to maintain and continually improve our high standards for superior technical and sales service and support. We intend to continue use of our ISO 9001 quality system and procedures and to continue recruiting and retaining experienced sales and technical team members.

Suppliers and Products

          As an independent solutions provider, we do not manufacture any of the data storage components we use. Instead, we continually evaluate and test new and emerging technologies from other companies to ensure that our solutions incorporate state–of–the–art, high–end, cost–effective networked technologies. This enables us to maintain our technological leadership in enterprise-class storage solutions, to identify new and innovative products and applications and to maintain confidence among our customers and suppliers in our expertise.

          We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Windows NT, Linux and Novell NetWare and in–depth knowledge of all major hardware platforms, including Hewlett–Packard Company, International Business Machines Corp., Silicon Graphics, Inc. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to often participate in our suppliers' new product development, evaluation, introduction, marketing and quality control programs. These collaborations enable us to identify and market innovative new hardware and software products, exchange critical information and implement joint corrective action programs in order to maximize quality. In addition, our close working relationships with our principal suppliers foster substantial cross–marketing opportunities.

          Some of our major suppliers and the products they provide are listed below:

Products	Suppliers

RAID	CLARiiON, a division of EMC Corp. Hitachi Data Systems Corporation LSI Logic Corporation Network Appliance Inc.
Magnetic Tape	ATL Products, Inc. a division of Quantum Corporation Spectra Logic Corporation Storage Technology Corporation
Software	Legato Systems, Inc. LSC, Incorporated OTG Software, Inc. VERITAS Software Corporation
Switches	Brocade Communications Systems, Inc. QLogic Corporation
Routers	Crossroads Systems, Inc.
Fibre Channel Host Bus Adaptors	Emulex Corporation JNI Corporation QLogic Corporation
Hubs	Gadzoox Networks, Inc. Storage Technology Corporation
Network Attached Storage	Network Appliance Inc.
SCSI Host Bus Adaptors	Adaptec, Inc.
Optical	Plasmon IDE, Inc.

Customers

          Our customers trust us with their most demanding data storage projects. Our high–end solutions range from discrete storage device installations to extremely complex organization–wide SAN implementations costing over $5,000,000. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which is reflected in significant repeat business. We derived approximately 77% of our 2000 revenues from customers that previously did business with us. No single customer generated more than 5% of our net sales in 1998. In 1999 and 2000, Gateway 2000, Inc. represented 13% and 15% of our revenues, respectively. Our other customers also include Anheuser-Busch Companies, Inc., BellSouth Telecommunications, Inc., GE Medical Systems, Guidant Corporation, Kemper Insurance Companies, MasterCard International, Michelin North America, Inc., Motorola, Inc., Northwest Airlines, Inc., Siemens Westinghouse, Sprint PCS, Washington University, West Group and XO Communications, Inc.

Sales and Marketing

          We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, we have 23 field sales offices in order to serve our customers' needs more efficiently.

          Our field account executives and inside sales representatives work closely with our engineering team in evaluating the enterprise-class information storage needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and inside sales representative. Our inside sales representatives proactively share responsibility with our field account executives in soliciting new and repeat business and in maintaining consistent customer contact. We believe that the longevity of service of our sales force is a key factor to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other storage solution providers that have greater sales force turnover.

          In addition to the efforts of our field account executives and inside sales representatives, we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly attend major trade shows, conduct in–house and out service training and informational seminars, publish a quarterly newsletter and advertise our services in several targeted national business publications.

Original Equipment Manufacturer Services

          We have original equipment manufacturer customers for whom we assemble and integrate hardware and software products and subassemblies acquired from our various suppliers. We design customized enclosures for most of these OEM products. When requested by the customer, we obtain the necessary agency and governmental approvals for the subassemblies we design. These approvals may include those relating to safety and radio frequency emissions and immunity, such as Underwriter's Laboratory and European "CE" certifications. We fully document all custom subassemblies for ease of replication and service. We subject the assembled units to a system level test to ensure performance to specifications in the anticipated end–user computing environment. Our integration and assembly operations are also ISO 9001 registered. In accordance with these standards, we have designed our integration and assembly operations with similar quality procedures to those of our hardware suppliers. Our close working relationship with our suppliers generally enables us to:

•	exchange critical information and implement joint corrective action programs to ensure the quality of our finished products;

•	reduce costs and the investment in inventory; and

•	access critical products and subassemblies for large or unanticipated orders when required.

ISO 9001 Quality System

          In May 1996, we completed an approximately three–year process of obtaining an ISO 9001 Certificate of Registration from KPMG Quality Registrar for its quality system described under the American National Standards Institute. This internationally recognized endorsement of ongoing quality management is designed to assure consistent quality products and services. In 1999, we completed the ISO 9001 re–registration and audit process. We believe our ISO 9001 registration represents a substantial competitive advantage to us in attracting and retaining business. We employ ISO 9001 standards of operation throughout our organization. These quality initiatives streamline the quality assurance programs and implementation procedures for our customers. Our quality assurance team constantly monitors our processes and procedures, identifies areas for improvement and efficiently implements corrective and preventive actions. We require our suppliers to be ISO 9001 registered or otherwise meet our rigid supplier qualification standards.

Competition

          The enterprise-class information storage market is rapidly evolving and highly competitive. We compete with independent storage system suppliers to the high–end networked market, including EMC Corporation, MTI Technology Corporation, Dot Hill Systems Corp., and numerous value–added resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer suppliers, including Compaq Computer Corporation, Dell Computer Corporation, Hewlett–Packard Company, International Business Machines Corp., Silicon Graphics, Inc. and Sun Microsystems, Inc. Further, we compete with storage service providers, such as Storage Networks, Inc., who manage, store and backup their customers' data at off–site networked data storage locations. In addition, our customers and prospects may develop in–house storage systems expertise.

          Some of our competitors include our suppliers. They may dedicate or acquire greater sales and marketing resources in the future to provide enterprise-class information storage solutions than at present and could terminate their relationships with us. Other suppliers may also enter the market and compete with us. We also expect competition will increase as a result of industry consolidation. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Employees

          As of December 31, 2000, we had a total of 193 full–time employees. We have no employment agreements with any of our employees. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

          We configure products to customer specifications and generally ship them shortly after we receive our customer’s order.  Customers may change their orders with little or no penalty.  As a result of the modification in 2000 of our revenue recognition policy, we do not recognize revenue on hardware or software products until we have completed the installation or related configuration services in connection with the sale.  Customer constraints and the availability of engineering resources can have a significant impact on when we can complete an installation and configuration service.  These factors prevent us from relying on backlog as a predictor of our future sales levels.

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

          We recently signed a 15-year lease for a 102,000 square foot office and warehouse facility in Chanhassen, Minnesota.  Beginning in May 2001, this new facility will function as our corporate headquarters.

Item 3.  Legal Proceedings.

          We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

          We submitted no matters during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

MANAGEMENT

          The following table lists our current directors and executive officers:

Name	Age	Position

Greg R. Meland	47	President, Chief Executive Officer and Director
Stephen M. Howe	42	Vice President–Sales and Marketing
Michael J. Jaeb	51	Vice President–Operations and Administration
Daniel J. Kinsella	42	Chief Financial Officer
Scott D. Robinson	41	Chief Technical Officer
Helen J. Torgerson	50	Vice President – Technical Services
Robert M. Price	70	Chairman of the Board and Director
Paul F. Lidsky*	47	Director
Margaret A. Loftus*	56	Director
James E. Ousley*	55	Director

___________

*Member of Audit and Compensation Committees.

          Greg R. Meland joined us in 1991 as our Vice President of Sales and Engineering. He became President and Chief Executive Officer in 1993. Between 1979 and 1991, Mr. Meland served in various sales and marketing positions with the Imprimis disk drive subsidiary of Control Data Corporation (which was sold to Seagate in 1989), most recently as the North Central U.S. Director of Sales.

          Stephen M. Howe joined us in 1989 as a field account executive and became Vice President–Sales in 1997. In 1999, Mr. Howe became our Vice President–Sales and Marketing. Between 1982 and 1989, he was employed by Teltrend Inc., a telecommunications equipment manufacturer, most recently as Assistant Vice President of Operations. Mr. Howe was a sales representative for Hamilton Avnet Corp., an electronics distributor, between 1980 and 1982.

          Michael J. Jaeb joined us in 1999 as Vice President–Operations and Administration. Between 1987 and 1999, Mr. Jaeb was employed with Aetrium Incorporated, a manufacturer of semiconductor test handling and reliability test equipment, most recently as Corporate Vice President of Human Resources and Administration. From 1979 to 1987, he held various professional and management positions with Control Data Corporation, Micro Component Technology, Inc. and Varitronics, Inc.

          Daniel J. Kinsella joined us in 1999 as Chief Financial Officer. Between 1998 and 1999, he was Chief Financial Officer of Lloyd's Barbeque Company. Mr. Kinsella served in various finance roles for Grist Mill Company between 1989 and 1998, most recently as its Chief Financial Officer, Treasurer and Secretary. From 1984 to 1989, Mr. Kinsella was the Director of Financial Reporting for Inter–Regional Financial Group, Inc. Between 1980 and 1984, he was employed by Touche Ross & Company, most recently as an audit manager. Mr. Kinsella is a Certified Public Accountant.

          Scott D. Robinson joined us in 1989 as Chief Engineer and became Vice President–Engineering in 1993. In 1999, Mr. Robinson became our Chief Technical Officer. Between 1983 and 1989, he was employed by Minnesota Mining and Manufacturing Company, most recently as an Advanced Electrical Engineer in the Digital Imaging Applications Center. Mr. Robinson received his B.S. in Electrical Engineering in 1982 from Marquette University and his M.S. in Electrical Engineering in 1989 from the University of Minnesota.

          Helen J. Torgerson joined us in 2000 as Vice President-Technical Services.  Between 1987 and 2000, she was employed by Hewlett-Packard Company and its affiliate, Agilent Technologies, in various management positions, most recently as the Americas Customer Resource Organization Manager.

          Robert M. Price was elected as our Chairman of the Board and a director in June 1998. Mr. Price has been President of PSV, Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. Between 1961 and 1990, he served in various executive positions, including as Chairman and Chief Executive Officer, with Control Data Corporation. Mr. Price also serves on the Board of Directors of International Multifoods Corporation, Tupperware Incorporated, Fourth Shift Corporation, Affinity Technology Group, Inc. and Public Service Company of New Mexico. Mr. Price is Mr. Meland's father–in–law.

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

          Margaret A. Loftus was elected as a director in June 1998. Ms. Loftus is an owner of Loftus Brown–Wescott, Inc., a business consulting firm, which she co–founded in 1989. Between 1976 and 1988, she was employed by Cray Research, Inc., most recently as Vice President of Software. Ms. Loftus is also a director of Analysts International Corporation.

          James E. Ousley was elected as a director in June 1998.  Since October 2000, he has served as Chairman of Syntegra USA, a division of British Telecommunications plc.  Between 1992 and October 2000, Mr. Ousley was President and Chief Executive Officer of Control Data Systems, Inc., a leading systems integrator and provider of electronic commerce solutions.  British Telecommunications plc acquired Control Data in September 1999 and changed Control Data’s name to Syntegra.  Between 1968 and 1992, Mr. Ousley served in various sales, marketing and operational executive positions with Control Data Corporation, most recently as President of the Computer Products Group.  Mr. Ousley is also a director of Bell Microproducts, Inc. and ActiveCard, Inc.

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

	High	Low
Year Ended December 31, 1999
Third Quarter (from August 6, 1999)	$16.31	$7.50
Fourth Quarter	24.25	11.00
Year Ended December 31, 2000
First Quarter	35.06	18.13
Second Quarter	20.75	11.75
Third Quarter	17.75	10.75
Fourth Quarter	13.75	8.50

          On March 26, 2001, the closing price per share of our common stock was $7.81. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 26, 2001, there were 61 holders of record of our common stock. Many of our shares are held by beneficial owners through a small number of holders of record.

          Except for distributions paid to our pre–initial public offering corporation stockholders related to S corporation earnings generated prior to August 6, 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are effectively restricted under our credit agreement from paying cash dividends on our common stock.

Item 6.  Selected Financial Data.

          You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. Our independent accountants, PricewaterhouseCoopers LLP, audited our 1996 through 2000 financial statements. We derived the data below at December 31, 2000 and 1999, and for 2000, 1999 and 1998, from our consolidated financial statements included in this Annual Report. We derived the data below at December 31, 1998, 1997 and 1996, and for 1997 and 1996, from our consolidated financial statements not included in this Annual Report. Our historical financial results are not necessarily indicative of our future operating results.

	Year ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$118,233	$105,373	$80,243	$67,849	$52,858
Service sales	19,536	11,230	5,849	2,570	1,237
Total net sales	137,769	116,603	86,092	70,419	54,095

Cost of sales:
Cost of product sales	87,321	77,623	60,622	53,157	41,590
Cost of services	14,148	8,411	3,740	1,914	840
Total cost of sales	101,469	86,034	64,362	55,071	42,430
Gross profit	36,300	30,569	21,730	15,348	11,665

Operating expenses:
Sales and marketing	15,230	11,702	7,655	5,146	3,577
General and administrative	8,792	6,883	5,027	3,010	2,382
Engineering	3,745	2,594	1,362	926	633
Amortization of goodwill and other intangibles	1,026	807	376	–	–
Offering costs (1)	381	173	733	–	–
Total operating expenses	29,174	22,159	15,153	9,082	6,592

Operating income	7,126	8,410	6,577	6,266	5,073
Interest income (expense), net	311	(141)	(281)	(333)	(286)
Income before income taxes and cumulative effect of a change in accounting principle	7,437	8,269	6,296	5,933	4,787
Income tax expense (2)	3,049	897	148	–	–
Income before cumulative effect of a change in accounting principle	4,388	7,372	6,148	5,933	4,787
Cumulative effect of a change in accounting principle, net of tax (3)	(753)	–	–	–	–
Net income	$3,635	$7,372	$6,148	$5,933	$4,787

Net income per share, basic:
Income per share before cumulative effect of a change in accounting principle	$0.50	$1.01	$0.88	$0.86	$0.69
Loss per share from the cumulative effect of a change in accounting principle (3)	(0.09)	–	–	–	–
Net income per share	$0.41	$1.01	$0.88	$0.86	$0.69
Net income per share, diluted:
Income per share before cumulative effect of a change in accounting principle	$0.48	$0.99	$0.88	$0.86	$0.69
Loss per share from the cumulative effect of a change in accounting principle (3)	(0.08)	–	–	–	–
Net income per share	$0.40	$0.99	$0.88	$0.86	$0.69

Weighted average shares outstanding:
Basic	8,794	7,295	6,993	6,900	6,900
Diluted	9,166	7,437	6,993	6,900	6,900

	As of December 31,
	2000	1999	1998	1997	1996
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$4,542	$6,515	$2,798	$1,163	$222
Working capital	11,695	17,233	6,039	6,506	5,217
Total assets	56,472	42,415	32,144	18,705	15,355
Note payable to former stockholder(4)	1,409	2,114	–	–	–
Common stock, subject to put option	–	–	19,059	13,874	9,339
Stockholders' equity (deficiency)	26,137	21,131	(6,979)	(5,999)	(3,408)

(1)      Reflects legal, accounting and other costs associated with our initial and a subsequent public offering, which we expensed when we postponed both offerings due to market conditions.  We successfully completed our initial public offering on August 6, 1999.  We did not complete our second public offering.

(2)      Our 1998 income tax expense resulted from the taxable income generated by Direct Connect Systems, Inc., or DCSI, from the date of our acquisition (July 15, 1998) through December 31, 1998. In January 1999 we merged DCSI into us. Our 1999 income tax expense resulted from the taxable income we generated between August 6, 1999 (when we terminated our S corporation status) and December 31, 1999, and the tax effect of our merger with DCSI. See Note 5 of the Notes to our Consolidated Financial Statements.

(3)      In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000, to our revenue recognition policies. See Note 2 of the Notes to our Consolidated Financial Statements.

(4)      Reflects a $3,020 promissory note, less payments we have made, issued to one of our former stockholders in connection with our redemption, effective February 28, 1999, of 1,096 shares of common stock. See Note 9 of the Notes to our Consolidated Financial Statements.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation.

          You should read the following discussion in conjunction with our consolidated financial statements and the related notes included in Item 8. The following information includes forward–looking statements, the realization of which may be affected by certain important factors discussed under "Risk Factors."

OVERVIEW

          We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems, interconnection components, and storage management software products. Prior to January 1, 2000, we recognized revenues for hardware and software product sales when we shipped the products and software to our customers or after they accepted products under evaluation. However, in December 1999, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition," which clarified the SEC staff's view regarding the recognition and reporting of revenues in particular transactions. In light of SAB No. 101, we modified our revenue recognition policy related to hardware and software products when we provide any installation or configuration services in connection with the sale. We now recognize revenue from hardware and software product sales when we complete our installation and configuration services.  This change was effective as of January 1, 2000.  Under the SAB No. 101 transition provisions, we accounted for this change in accounting policy prospectively. As of January 1, 2000, we recorded a charge to earnings of $753,000, representing the cumulative effect, net of income taxes, of this change in our accounting policy.

          As indicated above, our customers usually engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services. We recognize revenues for this work as we render these services.

          We also sell service contracts to most of our customers.  We arrange for fulfillment of these contracts primarily by purchasing maintenance service agreements for our customers from our hardware and software vendors or their designated third-party service providers.  We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months.

          In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future.  These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers’ network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers.  Completion of our installation and configuration services may also delay recognition of revenues.  As a result, our net sales may fluctuate from quarter to quarter.

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

          On November 10, 2000, we acquired certain assets of the data storage and services business of OpenSystems.com, Inc. This acquisition did not have a significant impact on our 2000 operating results.

Results of Operations

          The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.7	73.8	74.8
Gross profit	26.3	26.2	25.2

Operating expenses:
Sales and marketing	11.1	10.0	8.9
General and administrative	6.4	5.9	5.9
Engineering	2.7	2.2	1.6
Amortization of goodwill and other intangibles	0.7	0.7	0.4
Offering costs	0.3	0.2	0.8

Total operating expenses	21.2	19.0	17.6

Operating income	5.2%	7.2%	7.6%

Comparison of Years Ended December 31, 2000, 1999 and 1998

 Net Sales.  Our product sales increased 12.2% in 2000 over 1999 to $118.2 million and increased 31.3% in 1999 over 1998 to $105.4 million. Our product sales were $80.2 million in 1998.  Our service sales, which include customer support and installation services, increased 74.0% in 2000 over 1999 to $19.5 million and increased 92.0% in 1999 over 1998 to $11.2 million.  Our service sales in 1998 were $5.8 million.  Our increased sales represent the larger volume of data storage solution installations for our customers as well as the increasing complexity (and related increasing prices) of our data storage solutions.  We believe that growing data storage needs and the emergence of new technologies for enterprise-class information storage has increased customer demand for our solutions.  The strong growth rate in our 2000 and 1999 service revenues was due primarily to increased maintenance contract sales reflecting both new contract sales and contract renewals by existing customers.  We believe that our increased revenues relate to our hiring of additional sales and engineering personnel and opening of sales offices in new geographic locations.  Additionally, our net sales have increased due to our acquisition of DCSI in July 1998.  We derived approximately 13% and 15% of our sales from one customer during 2000 and 1999, respectively.  We cannot assure you that this customer will account for a substantial portion of our future sales.

 Gross Profit.  Our gross profit as a percentage of net sales increased to 26.3% in 2000 from 26.2% in 1999 and 25.2% in 1998. These higher margins in 1998 and 1999 were primarily due to the increasing percentage of our sales generated from large storage systems solutions sold to end–user customers. We typically generate higher margins on solutions we provide directly to end–user customers than on sales we make through value–added resellers and original equipment manufacturers.  Service gross profit as a percentage of net sales increased to 27.6% in 2000 from 25.1% in 1999. The increase in gross profit rates for services is primarily due to a large proportion of contracts covering more complex solutions, which generally carry a higher margin. Our gross profit for 2000, 1999 and 1998, was adversely affected by excess and obsolete inventory provisions of $1.2 million, $456,000 and $177,000 respectively.  These provisions were necessary primarily due to the phase out of a replacement parts program we previously offered to some customers and the decline in net realizable value on some of our inventory as vendors released new products during 2000 and 1999, which reduced customer demand for some of our existing prior generation inventories. During 2000 we disposed of these excess, old generation inventories, but at liquidation values which were significantly below our acquisition cost.

 Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion and hiring expenses. Sales and marketing expenses increased to $15.2 million in 2000 compared to $11.7 million in 1999 and $7.7 million in 1998. As a percentage of net sales, our sales and marketing expenses were 11.1% in 2000, 10.0% in 1999 and 8.9% in 1998. The increase in sales and marketing expense as a percentage of our net sales and in absolute dollars over these years resulted primarily from the hiring of additional sales representatives as we continue to open new sales offices and expand our business, and the increase in commissions commensurate with the increase in sales. New sales representatives are usually less productive during their first two years than more seasoned sales personnel. In addition, during 1998, we absorbed the incremental hiring costs for inside sales representatives to support the operations of DCSI.

 General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $8.8 million in 2000 compared to $6.9 million in 1999 and $5.0 million in 1998. As a percentage of net sales, general and administrative expenses were 6.4% in 2000, 5.9% in 1999 and 5.8% in 1998. The increase in general and administrative expenses reflects our business growth.  Increases include higher administrative salaries and benefits due to headcount additions, and increased rents, communication expense and related facility charges for our new sales offices.  In 2000, we also incurred higher outside services expense related to internal quality training programs.  We have also incurred significant public company reporting and insurance costs that we did not incur prior to becoming a publicly owned company in August 1999.

 Engineering.  Engineering expenses include employee wages, travel, hiring and training expenses for our professional engineers and technicians. Engineering expenses increased to $3.7 million in 2000 compared to $2.6 million in 1999 and  $1.4 million in 1998. Engineering expenses as a percentage of net sales were 2.7% in 2000, 2.2% in 1999 and 1.6% in 1998. The increase over these years is primarily attributable to the addition of new engineering personnel and increased compensation levels to more effectively compete for qualified engineers with enterprise-class information storage solutions experience. Competition for these engineers is intense and we expect that future compensation levels may continue to increase. In addition, our engineering travel expenses have increased due to the continued geographic expansion of our business.

Goodwill and Other Intangible Amortization.   Amortization of goodwill and other intangible assets increased to $1.0 million in 2000 compared to $807,000 in 1999 and $376,000 in 1998.  These increases are related to our acquisitions of DCSI in July 1998 and the data storage and services business of OpenSystems.com, Inc. in November 2000.

 Offering Costs.  During the second quarter of 2000, we expensed approximately $381,000 of costs for a proposed second public offering of our common stock, which was withdrawn due to market conditions. We incurred expenses of approximately $173,000 in the first quarter of 1999 and $733,000 in the third quarter of 1998 in conjunction with our initial public offering. This offering was twice delayed by market conditions. As required, we expensed these previously deferred costs each time we determined that the offerings would be delayed more than 90 days.

 Operating Income. Operating income decreased 15.3% to $7.1 million in 2000 from $8.4 million in 1999. Operating income increased 27.9% to $8.4 million in 1999 from $6.6 million in 1998. Our operating income was 5.2% of net sales in 2000, a decline from the 1999 and 1998 levels of 7.2% and 7.6%, respectively. The decrease in operating income as a percentage of net sales in 2000 was principally attributable to the increase in our operating expenses described above.  Our goal is to increase sales of complex enterprise-class information storage solutions to our customers, which we believe will increase our gross margins further. However, our improved gross margins may be offset by higher costs to develop, implement and support these high–end storage solutions.

 Income Taxes.  Until August 1999, when we became a public company, we were an S corporation and were not taxed on our income. We provided for income taxes of $3.1 million in 2000, $897,000 in 1999 and $148,000 in 1998. Our 1998 income tax expense resulted from the taxable income generated by our DCSI subsidiary from the date of our acquisition in July 1998. In January 1999, we merged DCSI into Datalink. Our 1999 income tax expense resulted from the taxable income we generated after our August 1999 initial public offering and the tax effect of DCSI's merger into Datalink. For more information, see Note 5 of the Notes to our Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000, to our revenue recognition policies to comply with the provisions of SAB No. 101. See Note 2 of the Notes to our Consolidated Financial Statements.

Quarterly Results and Seasonality

          The following table sets forth our unaudited quarterly financial data for each quarter of 2000 and 1999. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2000				1999
	Mar. 31	Jun. 30	Sep. 30	Dec.31	Mar.31	Jun.30	Sep. 30	Dec. 31
	(in thousands)

Net sales	$27,998	$34,911	$36,292	$38,568	$25,434	$29,322	$30,282	$31,565
Gross profit	7,686	9,840	8,639	10,135	6,508	7,615	8,024	8,422
Operating income	1,481	2,261	2,566	818	1,353	2,105	2,385	2,567
Net income	166	1,406	1,561	502	1,835	1,957	1,720	1,860

          We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, delays in storage system installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, our ability to integrate any acquired businesses, trends in the enterprise-class information storage industry in general, the geographic and industry specific market in which we are currently active, or may be in the future, and the opening of new field offices.

Liquidity and Capital Resources

          Historically, we have financed our operations and capital requirements through cash flows generated from operations, supplemental bank borrowings and the proceeds from our initial public offering. Our working capital was $11.7 million at December 31, 2000 as compared to $17.2 million at December 31, 1999. Our current ratio was 1.4:1 at December 31, 2000 as compared to 1.9:1 at December 31, 1999. At December 31, 2000, our cash and cash equivalents balance was $4.5 million.

          Cash provided by operating activities for 2000 was $10.6 million as compared to $3.5 million in 1999 and $11.5 million in 1998. The cash provided by operating activities in 2000 resulted primarily from our net income and a reduction in accounts receivable and increases in accounts payable, partially offset by an increase in inventories.  The inventory increase principally  reflects our adoption of SAB No. 101 as of January 1, 2000, so that we now recognize revenue from hardware and software product sales when we complete our installation and configuration services.  As a result, pending completion of our installation and configuration services, we categorize hardware and software products on our financial statements as inventory shipped but not installed.  Cash provided by operations in 1999 reflected our increasing sales and net income, partially offset by increased accounts receivable and inventories due to the increase in net revenues.  The significant amount of cash provided by operating activities in 1998 is primarily due to net income and increased levels of accounts payable, resulting from significant purchasing activity at year end and delays in payments to certain vendors of DCSI.

          Cash used in investing activities during 2000 was $11.4 million as compared to $1.1 million in 1999 and $4.2 million in 1998. Our 2000 uses reflected expenditures for engineering and lab equipment, the purchase of land adjacent to our new corporate headquarters facility and a $500,000 deposit on this facility that we will begin leasing in May 2001. The 2000 uses also included $7.5 million to acquire the data storage and services business of OpenSystems.com, Inc. 1999 uses of cash were related to the purchase of property and equipment. The 1998 uses included $3.1 million applied to acquire the net assets of DCSI and $1.1 million for the purchases of property and equipment.

          Cash used in financing activities in 2000 was $1.2 million. We used $884,000 to make a final dividend distribution to the ten pre-initial public offering stockholders related to their tax liabilities.  We also made a scheduled payment of $705,000 on a note due to a former S corporation stockholder.  These uses were partially offset by $388,000 of proceeds from stock option exercises.  Cash provided by financing activities was $1.3 million in 1999 and cash used in financing activities was $5.6 million in 1998. In 1999, net proceeds of $18.2 million from the issuance of common stock related to our public offering were offset, in part, by net repayments of borrowings of $3.2 million and $12.8 million of dividend distributions paid to our ten pre–initial public offering stockholders, $3.7 million of which enabled stockholders to pay their income tax liabilities resulting from our S corporation taxable income. The remaining $9.1 million dividend distribution to these stockholders represented all previously taxed, but undistributed, S corporation earnings. In 1998, we made $3.9 million of dividend distributions to our pre–initial public offering stockholders primarily to enable them to pay their income tax liabilities resulting from our S corporation taxable income and had net repayments of $1.6 million on our line of credit.

          Effective June 30, 2000, we entered into a one year credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential business acquisitions and a $5 million revolving line of credit for financing our working capital needs.  Borrowing under the lines of credit are subject to certain financial and operating covenants, including covenants that require us to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability.  We had no outstanding borrowings as of December 31, 2000.  For more information, see Note 4 to our Consolidated Financial Statements.

           We have signed a 15-year lease for a new corporate headquarters expected to commence in May 2001.  We have also purchased the land adjacent to the new headquarters for future expansion.  The lease provides for base rental payments of $1.0 million for the first twelve months and a 2% increase each subsequent 12-month period.  Additionally, we are responsible for all executory costs associated with operating the facility.  For more information, see Note 7 of the Notes to our Consolidated Financial Statements.

          Effective February 28, 1999, we redeemed 1,095,720 shares of common stock held by one of our former stockholders and issued him a $3.0 million note payable in four installments through February 2002. We made principal payments of $906,000 and $705,000 against this note in August 1999 and February 2000, respectively. For more information, see Note 9 of the Notes to our Consolidated Financial Statements.

          In November 2000, we purchased the data storage and service business of OpenSystems.com, Inc. for $7.0 million cash and 79,177 shares of our common stock.  We agreed to pay an additional $2.5 million in cash if particular revenue targets for the acquired business are met.  We expect to pay this contingent amount, if any, out of cash flows from our operations or by borrowing on our line of credit.

Recent Accounting Pronouncements

          In June 1999, the FASB issued Statement of Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contract, and for hedging activities.  SFAS 137 as amended by SFAS No. 138 became effective for us in the first quarter of 2001.  We do not expect adoption of SFAS 133 to have a material impact on our financial position or results of operations.

Inflation

          We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

RISK FACTORS

Our business depends on our ability to hire and retain scarce technical personnel

          Our future operating results depend upon our ability to attract, retain and motivate qualified engineers with enterprise-class information storage solutions experience. Competition to hire these engineers is intense. If we fail to recruit and retain additional engineering personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

Our growth plans depend in part on our ability to successfully complete acquisitions

          As part of our growth plan, we intend to continue to pursue strategic acquisitions of businesses that give us access to additional qualified technical personnel and either expand or complement our business. To date we have completed two such acquisitions and are not currently negotiating any acquisition transaction.  If we do not make more suitable acquisitions, we will find it more difficult to realize our growth objectives.

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

          These factors and our limited experience in negotiating, consummating and integrating acquisitions could hamper our ability to realize our growth objectives, and could adversely affect our business, earnings, financial condition and, ultimately, our stock price. Acquisitions that use stock as payment, also could result in dilution of our per share earnings, and of your voting rights.

Competition could prevent us from increasing or sustaining our revenues or profitability

          The enterprise-class information storage market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. We compete with independent storage system suppliers to the high–end market and numerous resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end–user prices.

          Some of our current and potential competitors include our suppliers. We are not the exclusive supplier of any data storage product we offer.  Instead, our suppliers market their products through other independent data storage solution providers, original equipment manufacturers and, often, through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would probably result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us.

          In addition, most of our customers already employ in–house technical staffs. To the extent a customer's in–house technical staff develops sophisticated storage systems expertise, the customer may be less likely to seek our services. Further, we compete with storage service providers who manage, store and backup their customers' data at off–site, networked data storage locations.

We derive a large percentage of our revenues from a small number of customers

          In 2000, we derived 15% of our revenues from one customer, and our top three customers collectively accounted for 23% of our revenues. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

Our revenue recognition policies unpredictably defer reporting of our revenues

          We increasingly sell complex enterprise-class information storage solutions to end-user customers.  We do not recognize revenues from our sale of hardware and software products to our customers until we complete our required installation or configuration of these products.  Installation and configuration of these solutions requires significant coordination with our customers and vendors.  Therefore, even if we have shipped all products to our customers, we may be unable to control the timing of product installation and configuration.  These delays prevent us from recognizing revenue on products we ship and may adversely affect our quarterly reported revenues.  As a result, our stock price may decline.

We rely on only a few key suppliers and would suffer materially if we could not obtain their products

          We rely on our close relationships with our suppliers to provide access to products and new technology necessary to design and implement leading–edge enterprise-class information storage solutions for our customers. We do not have long–term supply contracts with any of our suppliers. In many instances, we rely upon only one or two suppliers for each of our key products. Our reliance on these suppliers leaves us vulnerable to an inadequate supply of required products, price increases, late deliveries and poor product quality. Disruption or termination of the supply of products from our suppliers for any reason would likely prevent or delay our shipments to our customers. Our customers expect reliable and prompt service from us. If we cannot obtain necessary components, or the components we obtain are unreliable or unexpectedly expensive, we will not meet our customers' expectations. If we cannot meet our customers' expectations, our business will suffer considerably.

We have no employment agreements with our key employees

          Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many who have substantial experience in our industry and would be difficult to replace. We do not have employment, non–competition or nondisclosure agreements with our officers or employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

If the data storage industry fails to develop compelling new storage technologies, our business may suffer

          Rapid and complex technological change, frequent new product introductions and evolving industry standards increase demand for our services. Because of this, our future success depends in part on the data storage industry's ability to continue to develop leading–edge storage technology solutions. Our customers utilize our services in part because they know that newer technologies offer them significant benefits over the older technologies they are using. If the data storage industry ceases to develop compelling new storage solutions, or if a single data storage standard becomes widely accepted and implemented, it will be more difficult to sell new data storage systems to our customers.

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

Control by our existing stockholders could discourage the potential acquisition of our business

          Currently, our executive officers, directors and 5% or greater stockholders and their affiliates beneficially own approximately 74% of our outstanding common stock. Acting together, these insiders could elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Our stock price is volatile

          The market price of our common stock has fluctuated significantly since our initial public offering, and may continue to be volatile. We cannot assure you that our stock price will increase, or even that it will not decline significantly from the price you pay. Our stock price may be adversely affected by many factors, including:

          •         actual or anticipated fluctuations in our operating results;

          •         announcements of technical innovations;

          •         new products or services offered by us, our suppliers or our competitors;

          •         changes in estimates by securities analysts of our future financial performance; and

          •         general market conditions.

          In addition, the stock market has recently experienced significant downward price fluctuations, which in no relationship to operating performance, have adversely affected the market prices of securities of some companies. Recently, companies in the technology sector, such as Datalink, have experienced more stock price volatility than companies in other sectors of the market and may be more vulnerable to price declines in the event of a general market decline.

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

Our governing documents and Minnesota law may discourage the potential acquisitions of our business

          Our Board of Directors may issue up additional shares of capital stock and establish their rights, preferences and classes, in some cases without stockholder approval. In addition, we are subject to anti–takeover provisions of Minnesota law. These provisions may deter or discourage takeover attempts and other changes in control of us not approved by our Board of Directors. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short–term instruments. Due to the nature of our short–term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

Interest rate risk.  As of December 31, 2000, we had $4.5 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long–term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our financial results.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Datalink Corporation:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Datalink Corporation and its subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 relating to revenue recognition.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 13, 2001

DATALINK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$4,542	$6,515
Accounts receivable, net	16,255	19,272
Inventories	8,162	9,528
Inventories shipped but not installed	6,790	-
Other current assets	744	361
Deferred income taxes	2,401	784
Total current assets	38,894	36,460
Property and equipment, net	6,434	2,496
Intangibles, net	10,811	3,412
Other	333	47
Total assets	$56,472	$42,415

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,664	$13,695
Accrued expenses	4,021	2,809
Income taxes payable	518	257
Note payable to former stockholder, current portion	705	705
Capital lease obligation, current portion	-	13
Deferred compensation, current portion	-	73
Distribution payable to S corporation stockholders	-	744
Deferred revenue	2,291	931
Total current liabilities	27,199	19,227
Note payable to former stockholder, less current portion	704	1,409
Obligation for construction in progress	1,968	-
Deferred income taxes	464	648
Total liabilities	30,335	21,284

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,895,850 and 8,772,537 shares issued and outstanding as of December 31, 2000 and December 31, 1999, respectively	9	9
Additional paid–in capital	19,723	18,213
Retained earnings	6,405	2,909
Total stockholders' equity	26,137	21,131
Total liabilities and stockholders' equity	$56,472	$42,415

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998
Net Sales:
Product sales	$118,233	$105,373	$80,243
Service sales	19,536	11,230	5,849
Total net sales	137,769	116,603	86,092

Cost of sales:
Cost of product sales	87,321	77,623	60,622
Cost of services	14,148	8,411	3,740
Total cost of sales	101,469	86,034	64,362
Gross profit	36,300	30,569	21,730
Operating expenses:
Sales and marketing	15,230	11,702	7,655
General and administrative	8,792	6,883	5,027
Engineering	3,745	2,594	1,362
Amortization of goodwill and other intangibles	1,026	807	376
Offering costs	381	173	733

Operating income	7,126	8,410	6,577
Interest income (expense), net	311	(141)	(281)

Income before income taxes and cumulative effect of a change in accounting principle	7,437	8,269	6,296
Income tax expense	3,049	897	148

Income before cumulative effect of a change in accounting principle	4,388	7,372	6,148
Cumulative impact of change in accounting principle, net of income taxes	(753)	-	-
Net income	$3,635	$7,372	$6,148

Net income per share, basic:
Income per share before cumulative effect of a change in accounting principle	$0.50	$1.01	$0.88
Loss per share from the cumulative effect of a change in accounting principle	(0.09)	-	-
Net income per share	$0.41	$1.01	$0.88

Net income per share, diluted:
Income per share before cumulative effect of a change in accounting principle	$0.48	$0.99	$0.88
Loss per share from the cumulative effect of a change in accounting principle	(0.08)	-	-
Net income per share	$0.40	$0.99	$0.88

Weighted average shares outstanding:

Basic	8,794	7,295	6,993
Diluted	9,166	7,437	6,993

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(In thousands, except per share data)

	Common Stock			Retained
	Shares	Amount	Additional Paid–in Capital	Earnings (Accumulated Deficit)	Total
Balances, December 31, 1997	6,900			($5,999)	($5,999)
Net income				6,148	6,148
Cash dividends of $0.39 per share				(2,679)	(2,679)
Issuance of shares in acquisition (Note 11)	200	-	$2,000		2,000
Cash dividends of $0.18 per share				(1,264)	(1,264)
Accretion of common stock value		–	(2,000)	(3,185)	(5,185)
Balances, December 31, 1998	7,100	–	–	(6,979)	(6,979)
Net income				7,372	7,372
Cash dividends of $0.14 per share				(998)	(998)
Repurchase of common stock	(1,096)			(3,020)	(3,020)
Cash dividends of $0.44 per share				(2,648)	(2,648)
Accretion of common stock value				(3,456)	(3,456)
Termination of put options		$6		22,510	22,516
Common shares issued for cash less $2,321 offering costs	2,702	3	18,213		18,216
Issuance of additional shares in acquisition (Note 11)	67
Distribution of previously taxed, but undistributed S corporation earnings				(9,128)	(9,128)
Cash dividend payable to S corporation stockholders				(744)	(744)
Balances, December 31, 1999	8,773	9	18,213	2,909	21,131
Net income				3,635	3,635
Compensation expense related to stock options			122		122
Common shares issued under employee stock purchase plan	44		388		388
Issuance of shares in acquisition (Note 11)	79		1,000		1,000
Cash dividend paid to S corporation stockholders				(139)	(139)
Balances, December 31, 2000	8,896	$9	$19,723	$6,405	$26,137

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$3,635	$7,372	$6,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	89	202	24
Provision for losses on inventories	1,176	456	-
Cumulative effect of change in accounting principle	754	-	-
Depreciation and amortization	1,471	1,040	393
Amortization of intangibles	1,026	807	376
Stock compensation expense	122	-	-
Loss on disposal of property and equipment		19	5
Deferred income taxes	(1,563)	(716)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(2,825)	(3,844)	(1,154)
Inventories	(2,616)	(3,289)	(413)
Other current assets	117	(97)	(143)
Other assets	(35)	3	3
Accounts payable	5,969	442	6,023
Accrued expenses	1,704	622	301
Income taxes payable	295	257	(353)
Deferred compensation	(73)	(73)	(71)
Deferred revenue	1,360	293	383
Net cash provided by operating activities	10,606	3,494	11,470
Cash flows from investing activities:
Purchase of property and equipment	(3,371)	(1,088)	(1,141)
Deposit on lease arrangement	(500)	-	-
Net assets acquired, net of cash acquired	(7,495)	-	(3,096)
Net cash used in investing activities	(11,366)	(1,088)	(4,237)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	5,335	74,064	79,119
Principal payments on line of credit	(5,335)	(77,274)	(80,762)
Proceeds from issuance of common stock, net	388	18,215	-
Distributions paid	(883)	(12,774)	(3,943)
Payments of notes payable to former stockholder	(705)	(906)	-
Principal payments on capital lease obligations	(13)	(14)	(12)
Net cash (used in) provided by financing activities	(1,213)	1,311	(5,598)
Increase (decrease) in cash and cash equivalents	(1,973)	3,717	1,635
Cash and cash equivalents, beginning of period	6,515	2,798	1,163
Cash and cash equivalents, end of period	$4,542	$6,515	$2,798

The accompanying notes are an integral part of the consolidated financial statements.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Description of Business:

          Datalink Corporation (the "Company") is an independent architect of enterprise-class information storage infrastructures. The Company derives its revenues principally from designing and installing data storage systems. The Company’s solutions can include hardware products, such as disk arrays, tape systems, interconnection components, and storage management software products.

2. Summary of Significant Accounting Policies:

          Basis of Presentation:

          The consolidated financial statements include the accounts of the Company and, from July 15, 1998 through January 3, 1999, its wholly–owned subsidiary, Direct Connect Systems, Inc. ("DCSI") (see Notes 5 and 11). All significant inter-company accounts and transactions have been eliminated in consolidation.

          Cash Equivalents:

          Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value.

          Inventories:

          Inventories, including inventories shipped but not installed, principally consist of data storage products and components, that are valued at the lower of cost or market with cost determined on a first–in, first–out (FIFO) method.

          Property and Equipment:

          Property and equipment, including purchased software, are stated at cost. Depreciation and amortization are provided by charges to operations using the straight–line method over the estimated useful lives of the assets (ranging from 3 to 10 years). Leasehold improvements are amortized on a straight–line basis over the shorter of their estimated useful lives or the underlying lease term. The costs and related accumulated depreciation and amortization on asset disposals are removed from the accounts and any gain or loss is included in operations. Major renewals and betterments are capitalized, while maintenance and repairs are charged to current operations when incurred.

          Intangibles:

          Identifiable intangible assets and goodwill are amortized on a straight–line basis over their estimated useful lives of 3 to 7 years.

          Valuation of Long–Lived Assets:

          The Company periodically, at least quarterly, analyzes its long–lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles.

          Income Taxes:

          Concurrent with the closing of its initial public offering on August 6, 1999, the Company terminated its status as an S corporation. Accordingly, the Company's income is subject to state and federal income taxes. The Company calculates income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount the Company expects to realize. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

          Revenue Recognition:

          In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company now recognizes revenue from hardware and software product sales when it completes its installation and configuration services or after the customer has accepted products under evaluation. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings on that date of $753,000 representing the cumulative effect, net of $523,000 of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

          The Company recognizes installation and consulting service revenue as it renders these services.

          The Company also sells service contracts to most of its customers. These contracts are maintenance service agreements, which are fulfilled by the Company primarily through underlying maintenance and service contracts with hardware and software vendors or their designated third-party service providers. Revenues and direct costs resulting from these contracts are deferred and amortized into operations over the term of the contracts, which are generally twelve months. The Company is contractually obligated to provide or arrange to provide these underlying maintenance services to its customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contract.

          The following table presents the estimated consolidated results of operations of the Company on an unaudited proforma basis as if SAB No. 101 guidance had been effective in 1999 and 1998:

	1999	1998
	(In thousands, except per share data)
Net sales	$117,770	$79,172
Net income	$7,628	$4,626
Net income per share, basic	$1.04	$0.66
Net income per share, diluted	$1.03	$0.66

          Net sales, gross profit, net income and net income per share for the fourth quarter of 1999 would have been approximately $33.3 million, $8.8 million, $2.2 million and $0.31, respectively on an unaudited proforma basis if SAB No. 101 had been effective in that period.

          Offering Costs:

          The Company initially deferred costs related to its initial public offering incurred during 1998 and the first quarter of 1999 totaling $733,000 and $173,000, respectively.  The Company expensed these costs during the third quarter of 1998 and the first quarter of 1999, respectively, when the offering was delayed due to market conditions.

          On March 7, 2000, the Company filed a registration statement with the SEC for a second public offering of 2,500,000 shares of its common stock. On May 15, 2000, the Company withdrew this registration statement due to market conditions. As required, the Company expensed the previously deferred costs of $381,000 related to the offering.

          Net Income Per Share:

          Basic net income per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. There were no common stock equivalents outstanding in 1998. In 1999 and 2000, the Company granted stock options, which have been included in the computation of diluted earnings per share, increasing the weighted average number of shares outstanding by 141,847 and 371,880 shares, respectively.

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

          Business Segments and Major Customer:

          The Company views its operations and manages its business as one segment, the design and installation of high–end enterprise-class information storage solutions. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. During 1999 and 2000, net sales to one customer totaled 13% and 15% of total net sales, respectively.

          Comprehensive Income:

          The Company's comprehensive income is equal to its net income for all periods presented.

          Other Recently Issued Accounting Standards:

          In June 1999, the FASB issued Statement of Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contract, and for hedging activities.  SFAS 137 as amended by SFAS No. 138 is effective for the Company in the first quarter of the year beginning January 1, 2001.  The Company does not expect adoption of SFAS 133 to have a material impact on the Company’s consolidated financial position or results of operations.

3. Selected Balance Sheet Information:

          The following provides additional balance sheet information as of the years ended December 31 2000, and 1999:

	December 31,
	2000	1999
	(In thousands)
Accounts receivable:
Accounts receivable	$16,180	$19,347
Less allowance for doubtful accounts	75	75
	$16,255	$19,272

Property and equipment:
Land	$384	-
Construction in progress	1,968	-
Leasehold improvements	442	$417
Equipment	2,950	1,409
Computers and software	4,404	2,913
	10,148	4,739
Less accumulated depreciation and amortization	3,714	2,243
	$6,434	$2,496

          In August 2000, the Company purchased the land adjacent to its new corporate headquarters for $384,000.  The construction in progress of $1,968,000 represents payments made by the developer for the construction of the Company’s new corporate headquarters as of December 31, 2000 to be leased by the Company beginning in May 2001.  A corresponding obligation for construction in progress of $1,968,000 was recorded as a liability as of December 31, 2000.  See Note 7 of the Notes to our Consolidated Financial Statements.

	December 31,

	2000	1999
	(In thousands)
Intangibles:
Customer lists	$4,300	$700
Noncompetition agreements	500	500
Assembled workforce	1,190	490
Trademark and tradename	450	450
Goodwill	6,580	2,455
	13,020	4,595
Less accumulated amortization	2,209	1,183
	$10,811	$3,412
Accrued expenses:
Commissions	$1,781	$1,852
Sales and use tax payable	1,166	90
Other	1,074	867
	$4,021	$2,809

4. Borrowing Arrangements:

          Effective June 30, 2000, the Company entered into a  revolving credit agreement (the “Credit Agreement”) with a bank for one year.  Under the terms of the Credit Agreement, the Company may borrow up to $10 million to be used for financing potential acquisitions, and $5 million for financing working capital needs. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company and generally bear interest at the LIBOR rate minus one percent (LIBOR rate was 6.5% at December 31, 2000). The Credit Agreement includes various covenants, including requirements to maintain certain levels of net income, tangible net worth, net working capital, funded debt to EBITDA, and limitations on property and equipment acquisitions.  Prior to June 30, 2000, the Company's bank revolving credit agreement, with the same bank, provided for borrowings of up to $10.0 million.  There were no borrowings under the credit agreement as of December 31, 1999 and 2000.

          The Company's capital lease obligations consisted of capital leases for office equipment with an outstanding balance at December 31, 1999 totaling $13,000, all of which was paid in 2000.

5. Income Taxes

          Significant components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Current:
Federal	$4,072	$1,267	$173
State	540	346	27
Total current tax provision	4,612	1,613	200
Deferred:
Federal	(1,380)	(61)	(45)
State	(183)	11	(7)
Change in tax status–DCSI	-	(580)	-
Termination of S corporation	-	(86)	-
Total deferred tax benefit	(1,563)	(716)	(52)
Total income taxes	$3,049	$897	$148

          The above table excludes a $523,000 income tax benefit allocated to and offset against the cumulative effect of a change in accounting principle as discussed in Note 2.

As of December 31, 1998, DCSI was a C corporation and accordingly, was subject to corporate income taxes. A provision for taxes resulting from the taxable income of DCSI for the period from July 15, 1998 through December 31, 1998 is included in the Company's consolidated financial statements. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, effective January 4, 1999, none of the consolidated income of the Company was subject to corporate income taxes and all of the deferred tax assets and liabilities described below were eliminated.  This resulted in a one–time tax benefit of $580,000 which is recorded as an offset against the Company's net income tax expense for the year ended December 31, 1999.  On August 6, 1999, the Company terminated its status as an S corporation and established an $86,000 net deferred tax asset and recorded a related income tax benefit.

          Significant components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2000	1999
	(In thousands)
Deferred tax assets:
Deferred revenue	$2,135	$357
Inventories	102	219
Accounts receivable allowances	106	106
Intangibles	251	-
Other	58	102
Total deferred tax assets	2,652	784
Deferred tax liabilities:
Intangibles	(345)	(462)
Property and equipment	(118)	(186)
Total deferred tax liabilities	(464)	(648)
Net deferred tax asset	$2,188	$136

          The reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

	2000	1999	1998

Tax at U.S. statutory rates	34.0%	34.0%	34.0%
State income taxes, net of Federal benefit	4.5	4.9	3.3
Taxable income allocated to S corporation stockholders	-	(22.9)	(38.0)
Effect of changes in tax status on deferred taxes	-	(8.7)	-
Other	2.5	3.5	2.9
Effective tax rate	41.0%	10.8%	2.2%

6. Deferred Compensation Agreement:

          The Company had a deferred compensation agreement with a retired officer who is also a stockholder. The Company was obligated to pay the retired officer (or a designated beneficiary) $7,000 per month for 60 months beginning January 1996. The Company's obligation under the agreement was not funded.  The value of the Company’s liability related to the deferred compensation agreement as of December 31, 1999, was $73,000 with interest computed at 10%.  As of December 31, 2000, all amounts due under the agreement had been paid.

          Interest expense related to the agreement was $20,000, $11,000 and $4,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

7. Lease Commitments:

          The Company has 24 office locations throughout the United States.  Each of these locations is a leased facility under a non-cancelable operating lease agreement.

          The Company leases its headquarters and attached warehouse facility under terms of an operating lease with a partnership in which a majority of the limited partners are stockholders of the Company. In the first quarter of 1999, the Company extended this lease agreement through December 2002. The extended agreement provides for options to extend the lease for two additional three year terms at the option of the Company.

          As of December 31, 2000, future minimum lease payments due under non-cancelable operating leases are as follows:

Year Ended	Related Party	Other	Total
	(In thousands)
2001	$190	$714	$904
2002	190	221	411
2003	-	161	161
2004	-	234	234
2005	-	168	168

	$380	$1,498	$1,878

          The Company has signed a 15-year capital lease, commencing in May 2001 for a 102,000 square foot mixed office and warehouse facility, which is being constructed by a third-party developer.  This building will function as its corporate headquarters.  The lease provides for base rental payments of approximately $1.0 million for the first twelve months and a 2% increase for each subsequent 12-month period. In addition, the Company is responsible for all executory costs necessary to operate the facility.  Based on the terms of the agreement, which obligate the Company to fund certain construction period costs, the Company has determined that it is, for accounting purposes, the owner of the asset during the construction period, pursuant to the guidance outlined in EITF Issue No. 97-10.  As a result, the Company is recording the developer's construction costs as an asset and related liability during the construction period.  As of December 31, 2000, $2.0 million of such costs had been capitalized.  At the inception of the lease, these amounts will be adjusted to the present value of minimum lease payments to properly reflect the leased facility.

          Total rent expense, including certain lessor operating costs charged to the Company, is as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Related party	$323	$317	$233
Other	792	438	219
	$1,115	$755	$452

8. Employee Benefit Plan:

          The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 10% of their pretax compensation to the 401(k) portion of the plan. The Company is required to match 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of the Company's contributions to the 401(k) portion of the plan for 1998, 1999 and 2000, was  $158,000, $270,000, and $349,000 respectively.

          Prior to the initial public offering on August 6, 1999 at the discretion of the Board of Directors, the Company was also able to make profit sharing contributions to the plan, to the extent permitted by the Internal Revenue Code. The cost of the Company's profit sharing contributions to the plan for 1998 and 1999, was $311,000 and $317,000, respectively.

9. Common Stock Buy–Sell Agreement:

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

          In connection with the Offering and pursuant to accounting rules and regulations applicable to public companies, the Company adjusted its financial statements to reclassify the carrying value of common stock pursuant to the Agreements out of stockholders' equity. The effect of this adjustment was to increase the carrying value of common stock subject to the put options, and decrease stockholders' equity by $21.4 million as of December 31, 1998. Effective August 6, 1999, in conjunction with the Offering, the put options were terminated and the carrying value of the common stock subject to the put options totaling $22.5 million was reclassified to stockholders' equity.

          Effective February 28, 1999, the Company redeemed 1,095,720 shares held by a former stockholder under terms of the Agreements. Pursuant to the terms of the Agreements, the Company has issued a $3 million note payable to this former stockholder. The note provides for interest on the outstanding balance at the prime rate beginning August 28, 1999. Principal payments of $906,000 and $705,000 were made on August 28, 1999, and February 28, 2000 respectively with the remaining principal balance due in two installments of $705,000 plus any accrued interest on February 28, 2001 and 2002. As of December 31, 1999 and 2000, the Company is the owner and beneficiary of a term life insurance policy with a face value of $2.1 million and $1.4 million, respectively insuring the life of this stockholder.

10. Stockholders' Equity:

          Recapitalization:

          During 1999, the Company completed the Offering of 2,701,590 shares of its common stock. On June 1, 1998, in contemplation of the Offering, the Company's Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 50,000,000 and to change the par value of the common stock to $0.001. Pursuant to the Company's amended Certificate of Incorporation, all such authorized shares are deemed to be common stock until otherwise designated by the Board of Directors. Also on June 1, 1998, the Company's Board of Directors and stockholders authorized a 690–for–1 stock split of its common stock. The stock split has been retroactively reflected in the accompanying financial statements.

          Stock Compensation Plans:

          In connection with the Offering, the Company reserved an aggregate of 1,350,000 shares of common stock for issuance pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"). The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash–based awards, phantom shares and other share–based awards as determined by the Company's Compensation Committee (the "Committee").

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

          In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the "Director Plan"), subject to shareholder approval.  The terms of the Director Plan allow for stock option grants to non-employee members of the Board of Directors.  During 2000, the Company granted 7500 options to purchase common stock of the Company to participating Directors.

          Stock Options:

          The following table summarizes activity under the company’s stock option plans:

	Number of Shares	Outstanding Options Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 1998	-	-	-
Options granted	824,350	$7.50 - $19.63	$7.96
Options exercised	-	-	-
Options cancelled	(82,125)	$7.50	$7.50
Balance, December 31, 1999	742,225	$7.50 - $19.63	$8.02
Options granted	480,932	$8.50 - $25.38	$15.98
Options exercised	488,432	$7.50	$7.50
Options cancelled	(148,915)	$7.50 - $25.38	$11.82
Balance, December 31, 2000	1,051,791	$7.50 - $25.38	$11.19
Options exercisable as of December 31, 2000	183,941	$7.50 - $20.88	$8.24

          The following is a summary of options outstanding at December 31, 2000:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)

533,910	$7.50	$7.50	8.6
43,250	$7.51 - $10.15	$7.94	8.7
146,825	$10.16 - $12.69	$11.83	9.4
76,425	$12.70 - $15.23	$14.31	9.3
22,600	$15.24 - $17.76	$16.61	9.2
221,781	$17.77 - $20.30	$18.29	9.1
3,500	$20.31 - $22.84	$20.88	9.1
3,500	$22.85 - $25.38	$25.38	9.2
1,051,791	$7.50 - $25.38	$11.19	8.9

          In accordance with SFAS No. 123, "Accounting for Stock–Based Compensation," the Company has chosen to account for stock–based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

          During 1999 and 2000, the Company issued 182,700 options with an exercise price below the fair market value of common stock at the date of grant.  The intrinsic value of the options is being recorded to compensation expense over the vesting period, generally four years.  During 2000, $122,000 of compensation expense was recorded related to these options.  As of December 31, 2000, there was $365,000 of compensation expense related to these options that will be recognized in future periods.

          Had compensation expense for the Company's stock–based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and basic income per share would have been reduced to the pro forma amounts indicated below:

	2000	1999
	(In thousands, except for per share data)
Net income:
As reported	$3,635	$7,372
Pro forma	$3,023	$6,821
Basic earnings per share
As reported	$0.41	$1.01
Pro forma	$0.34	$0.94
Diluted earnings per share
As reported	$0.40	$0.99
Pro forma	$0.33	$0.92

          The weighted–average fair value per option at the date of grant for options granted in 2000 was $12.29. The fair value was estimated using the Black–Scholes option pricing model with the following weighted average assumptions for fiscal 1999:

	2000	1999
Risk–free interest rates	5.36% - 6.57%	5.97% - 6.49%
Expected dividend yield	0	0
Expected volatility factor	95.32%	80%
Expected option holding period	5 years	5 years

11. Business Acquisitions:

OpenSystems.com, Inc:

          On November 10, 2000, the Company acquired certain assets of the data storage and service business of OpenSystems.com, Inc., a Walpole, Massachusetts-based firm engaged in the resale and installation of data storage solutions.

          Under the terms of the sale agreement, the company agreed to pay $7 million in cash and issue 79,177 shares of its common stock for these assets. Additionally, the Company is required to pay $2.5 million of cash consideration to the seller if certain revenue targets are met in 2001.

          The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company allocated the purchase price to the estimated fair value of the assets acquired and liabilities assumed.  The results of operations of OpenSystems.com, Inc. have been included with the operating results of the Company beginning November 13, 2000.  The following table presents the purchase price allocation of the acquired, identifiable intangible assets:

Cash and fair value of Company's common stock issued	$8,000
Direct acquisition costs	495
Total purchase price	$8,495

Estimated fair value of tangible assets acquired	$70
Estimated fair value of identifiable intangible assets	4,300
Goodwill	4,125
$8,495

          The purchase price allocated to intangible assets and goodwill and their respective amortization periods are as follows:

	Allocation	Estimated Life

Customer base	$3,600	5 years
Assembled workforce	700	4 years
Goodwill	4,125	7 years

          The following unaudited pro forma condensed results of operations have been prepared to give effect to the acquisition of the data and service business of OpenSystems.com, Inc. as if the acquisition occurred as of the beginning of January 1, 1999:

	Year Ended December 31,
	2000	1999
Net sales	$156,742	$126,165
Net income	$5,833	$6,515
Net income per share, basic	$0.66	$0.89
Net income per share, diluted	$0.64	$0.88

          The unaudited pro forma condensed results of operations are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of the results that will be obtained in the future.

Direct Connect Systems, Inc.:

          On July 15, 1998, the Company acquired DCSI, a Marietta, Georgia–based firm engaged in the analysis, custom design, integration and support of high–end data storage solutions principally for customers located in the Southeastern portion of the United States. In addition to its Marietta headquarters, DCSI had field sales offices in Herndon, Virginia, Charlotte, North Carolina, and Melbourne and Tampa, Florida.

          Under terms of the acquisition, the Company acquired all of DCSI's capital stock in exchange for $2 million cash and 200,000 shares of the Company's common stock, with a negotiated fair value of $2 million. In order to maintain the fair value of the common stock at $2 million and under the terms of the agreement, an additional 66,667 shares were issued in 1999 as the completed Offering price was less than $10.00 per share. Such adjustment in the number of shares issued was reflected in stockholders' equity and did not affect the originally recorded cost of the DCSI acquisition. Under terms of the acquisition, certain DCSI employees were also paid an aggregate of $500,000 under noncompetition agreements.

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
	(In thousands)
Customer base	$700	5 years
Assembled workforce	490	5 years
Trademark and tradename	450	7 years
Goodwill	2,455	7 years

          The $500,000 cost of noncompetition agreements has been capitalized and will be amortized on a straight line basis over their underlying three year terms.

12. Supplemental Cash Flow Information:

          The following provides supplemental information concerning the statements of cash flows:

	Year Ended December 31,
	2000	1999	1998
Cash paid for interest	$95	$251	$295
Cash paid for income taxes	4,000	1,400	549
Significant noncash financing and investing transactions:	-	-	-
Stock issued to purchase certain assets of OpenSystems.com, Inc.	1,000
Stock issued to purchase DCSI	-	67	2,000
Obligation for construction in progress	1,989	-	-
Repurchase of stock in exchange for note	-	3,020	-

13. Unaudited Quarterly Financial Information:

	(In thousands)
2000 (unaudited)	March 31	June 30	Sept 30	Dec 31
Net sales	$ 27,998	$ 34,911	$ 36,292	$ 38,568
Gross profit	7,686	9,840	8,639	10,135
Operating income	1,481	2,261	2,566	818
Net income	166	1,406	1,561	502
Net income per share - Basic	0.10	0.16	0.18	0.06
Net income per share – Diluted	0.10	0.15	0.17	0.06

	(In thousands)
1999 (unaudited)	March 31	June 30	Sept 30	Dec 31
Net sales	$ 25,434	$ 29,322	$ 30,282	$ 31,565
Gross profit	6,508	7,615	8,024	8,422
Operating income	1,353	2,105	2,385	2,567
Net income	1,835	1,957	1,720	1,860
Net income per share - Basic	0.27	0.33	0.22	0.21
Net income per share – Diluted	0.27	0.33	0.22	0.20

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information regarding executive officers required by Item 401 of Regulation S–K is included in "Executive Officers of the Registrant" in Part I of this form and is incorporated herein by reference. In addition, we will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2000. The information required by Item 405 of Regulation S–K is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

          The information set forth under the caption “Executive Compensation” in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information set forth under the caption "Outstanding Voting Securities and Voting Rights" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8–K.

(a)          The following documents are filed as part of this report:

          1.       Financial Statements

Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10–K.

          2.       Financial Statement Schedules.

The following financial statement schedule of Datalink Corporation, for the years ended 1998, 1999 and 2000 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

Description	Period	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

Allowance for Doubtful Accounts	2000	$75,000	$88,771	$88,734	$75,037
	1999	84,214	201,676	210,890	75,000
	1998	60,000	24,214	-	84,214

Allowance for Inventory Obsolescence	2000	$482,961	$1,175,889	$1,394,002	$264,748
	1999	40,000	455,728	12,867	482,961
	1998	25,000	177,187	162,187	40,000

(1)      Deductions reflect write–offs of customer accounts receivable, net of recoveries or disposals of inventories.

          3.       Exhibits. The following exhibits are filed as part of this Form 10–K:

Exhibit Number	Title	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Company	*
3.2	Restated Bylaws of the Company	*
4.1	Form of Common Stock Certificate	*
10.1	Employee Stock Purchase Plan	*
10.2	2000 Incentive Compensation Plan	*
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	*
10.4	Form of Indemnification Agreement	*
10.5	Lease Agreement with Washington Avenue L.L.P.	*
10.6	Deferred Compensation Agreement with Stanley I. Clothier	*
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	*
10.8	Second Lease Agreement with Washington Avenue L.L.P.	*
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	*
10.10	Credit Agreement with Wells Fargo Bank Minneapolis, N.A.	Filed herewith
10.11	Asset Purchase Agreement dated November 10, 2000 with Opensystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	**
10.12	Building Lease with Hoyt/DTLK LLC	Filed herewith
16.1	Letter from Hansen, Jergenson, Nergaard & Co., LLP regarding change in certifying accountant	*
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

*        Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form S–1, Reg. No. 333–55935
**      Incorporated by reference to Exhibit 10.1 of Datalink's report on Form 10-Q dated September 30, 2000.

(b)      Reports of Form 8–K.

          No reports on Form 8–K were filed during the last quarter of the period covered by this report.

FINANCIAL STATEMENT SCHEDULES:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Datalink Corporation

Our report on the consolidated financial statements of Datalink Corporation has been included in this Annual Report on Form 10-K under Item 8.  In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in item 14 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 13, 2001

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 30, 2001
	By:	/s/ Greg R. Meland

Greg R. Meland, Chief Executive Officer

	By:	/s/ Daniel J. Kinsella

Daniel J. Kinsella, Chief Financial Officer

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Greg R. Meland	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/Daniel J. Kinsella	Chief Financial Officer (Principal Financial Officer)	March 30, 2001
/s/Denise M. Westenfield	Controller (Principal Accounting Officer)	March 30, 2001
/s/Paul F. Lidsky	Director	March 30, 2001
/s/Margaret A. Loftus	Director	March 30, 2001
/s/James E. Ousley	Director	March 30, 2001
/s/Robert M. Price	Director	March 30, 2001