Form 10-Q
period 2001-03-31
DATALINK CORP
filed 2001-05-15
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 11, 2001, 8,915,684 shares of the registrant's common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report on Form 10-Q contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: our ability to hire and retain key technical and other personnel; competition and pricing pressures that may adversely affect our revenues and profits; the level of continuing demand for data storage, including the effect of current economic conditions; our dependence on key suppliers; the strain placed on our resources by growth and expansion; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Datalink Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,464	$4,542
Accounts receivable, net	15,157	16,255
Inventories	6,096	8,162
Inventories shipped but not installed	3,087	6,790
Other current assets	1,058	744
Deferred income taxes, current portion	1,794	2,401

Total current assets	30,656	38,894

Property and equipment, net	10,914	6,434
Intangibles, net	10,364	10,811
Other assets	121	333

Total assets	$52,055	$56,472

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,464	$19,664
Accrued expenses	3,014	4,021
Income taxes payable	378	518
Note payable to former stockholder, current portion	705	705
Deferred revenue	2,521	2,291

Total current liabilities	19,082	27,199
Note payable to former stockholder, less current portion	—	704
Obligation for construction in progress	5,611	1,968
Deferred income taxes	—	464

Total liabilities	24,693	30,335

Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,903,788 and 8,895,850 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	9	9
Additional paid in capital	19,872	19,723
Retained earnings	7,481	6,405

Total stockholders' equity	27,362	26,137

Total liabilities and stockholders' equity	$52,055	$56,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net sales:
Products	$33,892	$24,329
Services	7,007	3,669

Total net sales	40,899	27,998

Cost of sales:
Cost of products	24,884	17,664
Cost of services	4,946	2,648

Total cost of sales	29,830	20,312

Gross profit	11,069	7,686

Sales and marketing	4,514	3,475
General and administrative	2,867	1,930
Engineering	1,313	595
Amortization of intangibles	589	205

Total operating expenses	9,283	6,205

Income from operations	1,786	1,481
Interest income, net	38	76

Income before income taxes	1,824	1,557
Income taxes	748	638

Income before cumulative effect of a change in accounting principle	1,076	919
Cumulative effect of change in accounting principle, net of income taxes	—	(753)

Net income	$1,076	$166

Net income per share:
Basic:
Income per share before cumulative effect of a change in accounting principle	$0.12	$0.10
Loss per share from the cumulative effect of a change in accounting principle	—	(0.08)

Net income per share	$0.12	$0.02

Fully diluted:
Income per share before cumulative effect of a change in accounting principle	$0.12	$0.10
Loss per share from the cumulative effect of a change in accounting principle	—	(0.08)

Net income per share	$0.12	$0.02

Weighted average shares outstanding:
Basic	8,901	8,773
Fully diluted	9,041	9,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended, March 31,
	2001	2000
	(Unaudited)
Cash flows from operating activities:
Net income	$1,076	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	52	—
Provision for losses on inventories	75	—
Depreciation	481	267
Amortization of intangibles	589	205
Deferred income taxes	387	(738)
Cumulative effect of a change in accounting principle	—	753
Changes in operating assets and liabilities:
Accounts receivable	1,046	4,967
Inventories	1,991	1,757
Inventories shipped but not installed	3,703	(3,930)
Other current assets	(299)	(239)
Other assets	(32)	(57)
Accounts payable	(7,200)	(1,950)
Accrued expenses	(1,007)	193
Income taxes payable	(140)	971
Deferred revenue	230	268

Net cash provided by operating activities	952	2,633

Cash flows from investing activities:
Net assets acquired, net of cash acquired	(142)	—
Purchase of property and equipment	(1,318)	(146)

Net cash used in investing activities	(1,460)	(146)

Cash flows from financing activities:
Proceeds from issuance of common stock	134	—
Distributions paid	—	(622)
Payments on note payable to former stockholder	(704)	(705)
Principal payments on capital lease obligations	—	(4)

Net cash used in financing activities	(570)	(1,331)

Increase (decrease) in cash and cash equivalents	(1,078)	1,156
Cash and cash equivalents, beginning of period	4,542	6,515

Cash and cash equivalents, end of period	$3,464	$7,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation
Notes To Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

1.  Basis of Presentation

    The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-K.

    The condensed consolidated financial statements presented herein as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, reflect, in the opinion of management, all adjustments (which, other than the first quarter 2000 cumulative effect of a change in accounting principle consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

    In December 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which clarified the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company now recognizes revenue from hardware and software product sales when it completes its installation and configuration services or after the customer has accepted products under evaluation. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings on that date of $753,000 representing the cumulative effect, net of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

2.  Inventories

    Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.  Net Income Per Share

    Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation, as compared to the basic net income per share computation, has been increased by 140,000 and 488,000 equivalent shares for the three month period ended March 31, 2001 and 2000, respectively. For the quarter ended March 31, 2001, there were 504,000 outstanding stock options which were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

4.  Comprehensive Income

    The Company's comprehensive income is equal to its net income for all periods presented.

5.  Lease Commitments and Contingencies

    In August 2000, the Company signed a 15-year capital lease to commence in June 2001 for a 104,000 square foot mixed office and warehouse facility, which is being constructed by a third-party developer. This building will function as its corporate headquarters. The lease provides for a 15-year lease term with base rental payments of approximately $1.0 million for the first twelve months and a 2% increase for each subsequent 12-month period. The lease also requires payment of a management fee equal to 2% of the base rents. In addition, the Company is responsible for substantially all costs necessary to operate the facility. Based on the terms of the agreement, which obligate the Company to fund certain construction period costs, the Company has determined that it is, in substance, the owner of the asset during the construction period, pursuant to the guidance outlined in EITF 97-10. As a result, the Company has recorded the developer's construction costs as both an asset and related liability during the construction period. As of March 31, 2001 and December 31, 2000, $5.6 million and $2.0 million of such costs were capitalized and included in property and equipment, net.

    On April 27, 2001, the Company signed an agreement to amend the facility lease terms. The amended lease agreement reduces the noncancellable lease term to 11 years and provides for base rental payments of approximately $1.0 million for the first twelve months and $1.3 million for each subsequent 12-month period. In addition, the Company is still obliged for substantially all costs necessary to operate the facility.

6.  Stock Option Grant

    On February 1, 2001, the Company granted options to its employees to purchase up to 339,511 shares of common stock at an exercise price of $8.91, the market value of the stock on the grant date. These options are scheduled to vest 25% a year for four years so long as the grantee remains an employee of the Company.

    1,350,000 common shares were available for grant under the 1999 compensation plan. Approximately 117,000 of these options were granted subject to shareholder approval of an increase in shares available for grant. Such shareholder approval to increase the shares available for grant was obtained on May 8, 2001.

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

    We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems, interconnection components, and storage management software products. We recognize revenue from hardware and software product sales when we complete our installation and configuration services or after a customer has accepted products under evaluation.

    As indicated above, our customers usually engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services. We recognize revenues for this work when we have rendered these services.

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

    In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future. These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers' network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues. Current economic conditions may also affect our customers' decisions to place orders with us. As a result, our net sales may fluctuate from quarter to quarter.

    In November 2000, we acquired certain assets of the data storage and service business of OpenSystems.com, Inc., a Walpole, Massachusetts-based firm engaged in the resale and installation of data storage solutions.

RESULTS OF OPERATIONS

    Net Sales.  Our net sales increased $12.9 million, or 46.1%, to $40.9 million for the first quarter ended March 31, 2001, from $28.0 million for the comparable quarter in 2000. Our product sales increased $9.6 million, or 39.3%, to $33.9 million for the first quarter ended March 31, 2001, from $24.3 million for the comparable quarter in 2000. Our service sales increased $3.3 million, or 91.0%, to $7.0 million for the first quarter ended March 31, 2001, from $3.7 million for the comparable quarter in 2000. Our increased sales are due to our greater volume of data storage solution installations for our customers as well as the increasing complexity (and related increasing prices) of our data storage solutions. We believe that growing data storage needs and the emergence of new technologies for enterprise-class information storage has increased customer demand for our solutions. We attribute the strong growth rate in our service revenues primarily to increased maintenance contract sales reflecting both new contract sales and contract renewals by existing customers. We also attribute our increased revenues to our hiring of additional sales and engineering personnel and the opening of sales offices in new geographic locations during 2000. Additionally, our net sales have increased $1.0 million for the first quarter of 2001 due to our November 2000 acquisition of the data storage and services business of OpenSystems.com, Inc. Approximately 14% and 26% of our sales were derived from one customer during the three months ended March 31, 2001 and 2000, respectively. We cannot assure that this customer will account for any substantial portion of our future sales. We cannot assure that current economic conditions will not adversely affect our net sales.

    Gross Profit.  Our total gross profit as a percentage of net sales remained relatively flat at 27.1% for the first quarter ended March 31, 2001, in comparison to 27.5% for the comparable quarter in 2000. Service gross profit as a percentage of net sales increased to 29.4% in the first quarter of 2001 from 27.8% for the comparable quarter in 2000. The increase in gross profit rates for services is primarily due to a larger proportion of service contracts covering more complex solutions, which generally carry a higher margin. Product gross profit as a percentage of net sales decreased to 26.6% in the first quarter of 2001 from 27.4%. This decrease in product margins is a result of the mix of customers and the solutions sold.

    Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion, and hiring expenses. Sales and marketing expenses totaled $4.5 million, or 11.0% of net sales for the first quarter ended March 31, 2001, compared to $3.5 million, or 12.4% of net sales for the comparable quarter in 2000. We increased our net sales without a commensurate increase in our sales and marketing expenses. However, a majority of these expenses are variable. Therefore, our total sales and marketing expenses increased as our net sales increased. Additionally, the increase in sales expense reflects our investment in our new regional structure. Under our new structure, we have added a regional sales director level of management and additional sales representatives to provide for the growth and expansion of our business.

    General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $2.9 million, or 7.0% of net sales for the first quarter ended March 31, 2001, as compared to $1.9 million, or 6.9% of net sales for the comparable quarter in 2000. The increase in general and administrative expenses reflects the expanded costs of managing our growing business as well as sales office expansion during 2000. These increases include higher rents, communication expense and related facility charges for our five new sales offices and increased administrative salaries and benefits due to headcount additions.

    Engineering.  Engineering expenses include employee wages, travel, hiring and training expenses for our professional engineers and technicians. Engineering expenses were $1.3 million, or 3.2% of net sales for the first quarter ended March 31, 2001, as compared to $595,000, or 2.1% of net sales for the comparable quarter in 2000. The increase in expenses during the first quarter of 2001 is primarily due to our investment in a new regional structure, including the hiring of regional engineering directors and additional field engineers. We also attribute the increase to higher salaries for our existing engineers, travel expenses related to the continued geographic expansion of our business and costs related to engineering laboratory equipment to support our growing engineering staff.

    Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets increased to $589,000 in the first quarter ended March 31, 2001, compared to $205,000 for the comparable quarter in 2000. The increase resulted from amortization of intangibles and goodwill related to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000.

    Income Taxes.  Our income tax expense for the first quarters of 2001 and 2000 was $748,000 and $638,000, respectively, representing an effective tax rate of 41%.

    Cumulative Impact of Change in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000 to our revenue recognition policies.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $952,000 for the first quarter 2001. The cash provided in 2001 resulted primarily from our net income and a reduction in inventories and receivables partially offset by a $7.2 million decrease in accounts payable. The decrease in inventories reflects our increased efforts to minimize our stock inventory through increasing the number of direct ship orders and obtaining just-in-time shipping terms. In addition, we completed a number of significant installations that were in process at the end of 2000, which resulted in a $3.7 million net reduction in inventories shipped but not installed during the first quarter of 2001. Operating activities provided $2.6 million of cash during the first quarter of 2000. The cash provided in 2000 reflected our net income and a reduction in accounts receivable of $5.0 million, partially offset by an increase in inventories of $2.2 million, primarily reflecting the deferral of revenue on hardware and software sales for which we were providing installation or configuration services.

    Net cash used in investing activities was $1.5 million for the three months ended March 31, 2001. The use resulted primarily from the purchase of furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and expenditures for information system software, a new phone system and engineering laboratory equipment. We expect future capital expenditures for our information system software to be approximately $1.0 million. We used $146,000 of cash in investing activities for purchase of property and equipment during the first quarter of 2000.

    Net cash used in financing activities was $570,000 for the first quarter of 2001. We made a scheduled payment of $704,000 on a note due to a former S corporation stockholder. This use of cash was partially offset by $134,000 of cash received for the stock sold under our employee stock purchase plan. During the first quarter of 2000, net cash used in financing activities was $1.3 million primarily for final dividend distributions of $884,000 to the ten pre-initial public offering stockholders and another scheduled payment of $705,000 on the note due to a former S corporation stockholder.

    Effective June 30, 2000, we entered into a one-year credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential business acquisitions and a $5 million revolving line of credit for financing our working capital needs. Borrowings under the lines of credit are subject to certain financial and operating covenants, including covenants that require us to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability. This credit agreement was amended as of December 31, 2000 to modify various covenants. We had no outstanding borrowings as of March 31, 2001.

    On April 27, 2001, we agreed to amend the lease agreement for our new corporate headquarters which is still being constructed. The amendment reduced the noncancellable lease term from 15 to 11 years and provides for base rental payments of $1.0 million for the first twelve months and $1.3 million for each subsequent 12-month period during the lease term, which we expect to commence in June 2001. We suggest you read footnote 5 of the Notes to our Condensed Consolidated Financial Statements for additional information.

    In November 2000, we purchased the data storage and service business of OpenSystems.com, Inc. for $7.0 million cash and 79,177 shares of our common stock. We agreed to pay an additional $2.5 million in cash if certain revenue targets are met in 2001. We expect to pay this contingent amount, if any, out of cash flows from our operations or from borrowings under our line of credit.

    We believe that funds generated from operations together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    All of our operations are based in the U.S. and all of our transactions are denominated in U.S. dollars. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, due to the nature of our short-term investments, we have concluded that these are exposed to no material market risk.

    The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

    Interest rate risk.  As of March 31, 2001, we had $3.5 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our interest expense.

    Foreign currency exchange rate risk. We develop and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

    Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2001.

Item 2.  Changes in Securities and Use of Proceeds.

    None

Item 3.  Defaults Upon Senior Securities.

    None

Item 4.  Submission of Matters to a vote of Security Holders.

    None

Item 5.  Other Information.

    In May 2001, Michael J. Jaeb, our Vice President of Operations and Administration, terminated service with us.

Item 6.  Exhibits and Reports on Form 8-K.

      10.13  Building Lease dated April 27, 2001 with Hoyt/DTLK LLC

      10.14  First Amendment to Credit Agreement dated December 31, 2000 with Wells Fargo Bank Minneapolis, National Association.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001	Datalink Corporation
/s/ DANIEL J. KINSELLA Daniel J. Kinsella, Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes To Condensed Consolidated Financial Statements
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