Form 10-Q
period 2001-06-30
DATALINK CORP
filed 2001-08-14
CIK 1056923

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number: 00029758

DATALINK CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0856543
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

8170 UPLAND CIRCLE
CHANHASSEN, MINNESOTA  55317
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

Yes  ☒     No  ☐

             As of July 30, 2001, 8,926,814 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company's views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of current economic conditions; competition and pricing pressures that may adversely affect our revenues and profits; our ability to hire and retain key technical and other personnel; our dependence on key suppliers; the strain placed on our resources by growth and expansion; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.              Financial Statements

Datalink Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,660	$4,542
Accounts receivable, net	12,125	16,255
Inventories	5,846	8,162
Inventories shipped but not installed	3,585	6,790
Other current assets	382	744
Deferred income taxes	1,794	2,401

Total current assets	27,392	38,894

Property and equipment, net	6,386	6,434
Intangibles, net	9,813	10,811
Other assets	113	333

Total assets	$43,704	$56,472

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,676	$19,664
Accrued expenses	2,186	4,021
Income taxes payable	-	518
Note payable to former stockholder, current portion	705	705
Deferred revenue	2,319	2,291

Total current liabilities	16,886	27,199
Note payable to former stockholder, less current portion	-	704
Obligation for construction in progress	-	1,968
Deferred income taxes	-	464

Total liabilities	16,886	30,335

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,919,747 and 8,895,850 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	9	9
Additional paid in capital	19,951	19,723
Retained earnings	6,858	6,405

Total stockholders' equity	26,818	26,137

Total liabilities and stockholders' equity	$43,704	$56,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

	(Unaudited )		(Unaudited)
Net sales:
Products	$19,868	$30,167	$53,760	$54,496
Services	7,124	4,744	14,131	8,413

	26,992	34,911	67,891	62,909

Cost of sales:
Cost of products	14,411	21,664	39,295	39,328
Cost of services	5,109	3,407	10,055	6,055

	19,520	25,071	49,350	45,383

Gross profit	7,472	9,840	18,541	17,526

Operating expenses:
Sales and marketing	3,627	3,958	8,141	7,433
General and administrative	2,920	2,183	5,787	4,115
Engineering	1,427	853	2,740	1,446
Amortization of intangibles	585	204	1,174	409
Offering costs	-	381	-	381

	8,559	7,579	17,842	13,784

Income from operations	(1,087)	2,261	699	3,742
Interest income, net	31	123	69	199

Income (loss) before income taxes	(1,056)	2,384	768	3,941
Income tax expense (benefit)	(433)	978	315	1,616

Income (loss) before cumulative effect of a change in accounting principle	(623)	1,406	453	2,325
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(753)

Net income (loss)	$(623)	$1,406	$453	$1,572

Net income (loss) per share:
Basic:
Income (loss) per share before cumulative effect of a change in accounting principle	$(0.07)	$0.16	$0.05	$0.26
Loss per share from the cumulative effect of a change in accounting principle	-	-	-	(0.08)

	$(0.07)	$0.16	$0.05	$0.18

Fully diluted:
Income (loss) per share before cumulative effect of a change in accounting principle	$(0.07)	$0.15	$0.05	$0.25
Loss per share from the cumulative effect of a change in accounting principle	-	-	-	(0.08)

	$(0.07)	$0.15	$0.05	$0.17

Weighted average shares outstanding:
Basic	8,915	8,776	8,908	8,774
Fully diluted	8,915	9,192	8,985	9,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended, June 30,
	2001	2000

	(Unaudited)
Cash flows from operating activities:
Net income	$453	$1,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	55	-
Provision for losses on inventories	194	-
Depreciation	1,151	640
Amortization of intangibles	1,174	409
Deferred income taxes	387	(1,122)
Cumulative effect of a change in accounting principle	-	753
Loss on disposal of leasehold improvements	80	-
Changes in operating assets and liabilities:
Accounts receivable	4,075	373
Inventories	2,122	3,216
Inventories shipped but not installed	3,205	(154)
Other current assets	362	12
Other assets	20	(58)
Accounts payable	(8,155)	(1,271)
Accrued expenses	(1,835)	396
Income taxes payable	(518)	747
Deferred revenue	28	454

Net cash provided by operating activities	2,798	5,967

Cash flows from investing activities:
Net assets acquired, net of cash acquired	(176)	-
Purchase of property and equipment	(2,984)	(1,475)

Net cash used in investing activities	(3,160)	(1,475)

Cash flows from financing activities:
Proceeds from issuance of common stock	184	146
Distributions paid	-	(884)
Payments on note payable to former stockholder	(704)	(705)
Principal payments on capital lease obligations	-	(13)

Net cash used in financing activities	(520)	(1,456)

Increase (decrease) in cash and cash equivalents	(882)	3,036
Cash and cash equivalents, beginning of period	4,542	6,515

Cash and cash equivalents, end of period	$3,660	$9,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation
Notes To Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)

1.          Basis of Presentation

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2000 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, reflect, in the opinion of management, all adjustments (which, other than the 2000 cumulative effect of a change in accounting principle, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented.  The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.          Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of dilutive common stock equivalents. The number of shares utilized in the denominator of the diluted net income per share computation, as compared to the basic net income per share computation, includes 416,000 equivalent shares for the three month period ended June 30, 2000, and 77,000 and 408,000 equivalent shares for the six month periods ended June 30, 2001 and 2000, respectively.  For the three months ended June 30, 2001, there were 888,000 outstanding stock options that were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

4.          Lease Commitments and Contingencies

In April 2001, the Company amended the facility lease terms for its new corporate headquarters in Chanhassen, Minnesota.  The amended lease reduced the non-cancelable lease term to 11 years and provided for base rental payments of approximately $1.0 million for the first twelve months and $1.3 million for each subsequent 12-month period.  The amended lease still obliges the Company to pay substantially all costs necessary to operate the facility.

Upon completion of the building and commencement of the lease term, the asset and related obligation were removed from the Company’s balance sheet.  The transaction was treated as a sale and leaseback of the building pursuant to Statement of Financial Accounting Standards No. 98.  The lease of the building is being treated as an operating lease.

5.          New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  For all business combinations initiated after June 30, 2001, these Statements require the use of the purchase, rather than the pooling, method of accounting.  Intangible assets acquired in a business combination are recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

The Statements also provide that effective January 1, 2002, goodwill is no longer amortized.  Instead, goodwill and intangible assets with indefinite lives are generally tested for impairment annually and whenever there is an impairment indicator.  All acquired goodwill is assigned to reporting units for purposes of impairment testing and segment reporting.

Management is reviewing the Statements and their impact on the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and with the “Forward-Looking Statements” section in this filing and other Company filings with the U.S. Securities and Exchange Commission.

We are an independent architect of enterprise-class information storage infrastructures.

We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems, interconnection components and storage management software products.  We recognize revenue from hardware and software product sales when we complete our installation and configuration services or after a customer has accepted products under evaluation.

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

In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future.  These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers' network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues. Current economic conditions and competition also affects our customers’ decisions to place orders with us.  As a result, our net sales may fluctuate from quarter to quarter.

In November 2000, we acquired certain assets of the data storage and service business of OpenSystems.com, Inc., a Walpole, Massachusetts-based firm engaged in the resale and installation of data storage solutions.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased $7.9 million, or 22.7%, to $27.0 million for the three months ended June 30, 2001, from $34.9 million for the comparable quarter in 2000. Our total net sales increased $5.0 million, or 7.9%, to $67.9 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.  Our product sales decreased $10.3 million, or 34.1% to $19.9 million for the three months ended June 30, 2001, from $30.2 million for the comparable quarter in 2000. Our product sales decreased $736,000, or 1.4%, to $53.8 million for the six months ended June 30, 2001 as compared to $54.5 million for the six months ended June 30, 2000.  During the second quarter of 2001, we experienced a very difficult and competitive operating environment.  The high level of economic uncertainty has led to an overall reduction in capital spending, including spending for technology.

Our service sales increased $2.4 million, or 50.2%, to $7.1 million for the three months ended June 30, 2001, from $4.7 million for the comparable quarter in 2000. Our service sales increased $5.7 million, or 68.0%, to $14.1 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.  The increase in service sales is due to an increase in maintenance contract renewals and product installation services.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 27.7% for the quarter ended June 30, 2001, as compared to 28.2% for the comparable quarter in 2000. Our gross profit percentage for the six months ended June 30, 2001 decreased to 27.3% as compared to 27.9% for the six months ended June 30, 2000. Product gross profit as a percentage of product sales decreased to 27.5% in the second quarter of 2001 from 28.2% for the comparable quarter in 2000.  Product gross profit as a percentage of product sales decreased to 26.9% for the six-month period ended June 30, 2001, as compared to 27.8% for the six months ended June 30, 2000. This decrease in product margins is a result of the mix of customers and the solutions sold, together with increased competition for the large and complex projects we undertake.

Service gross profit as a percentage of service sales remained flat at 28.2% for the three-month periods ending June 30, 2001 and 2000.  Service gross profit as a percentage of service sales increased to 28.8% for the six-month period ended June 30, 2001, as compared to 28.0% for the six months ended June 30, 2000.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.6 million, or 13.4% of net sales for the quarter ended June 30, 2001, compared to $4.0 million, or 11.3% of net sales for the second quarter in 2000.  Sales and marketing expenses totaled $8.1 million, or 12.0% of net sales for the six months ended June 30, 2001 and were $7.4 million, or 11.8% of sales for the six months ended June 30, 2000. The increase in sales expense as a percentage of sales results from our decline in sales for the quarter ended June 30, 2001 and our investment in our new regional structure.  Under our new structure, we have added a regional sales director level of management and additional sales representatives to provide for the growth and expansion of our business.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.9 million, or 10.8% of net sales for the quarter ended June 30, 2001, as compared to $2.2 million, or 6.3% of net sales for the second quarter in 2000. For the six months ended June 30, 2001, general and administrative expenses were $5.8 million, or 8.5% of net sales as compared to $4.1 million, or 6.5% of sales for the six months ended June 30, 2000. The increase in general and administrative expenses reflects the expanded costs of managing our growing business as well as sales office expansion during 2000.  These increases include higher rents, communication expense, depreciation and related facility charges for our five new sales offices and new headquarters and increased administrative salaries, benefits, and related hiring costs due to headcount additions.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.4 million, or 5.3% of net sales for the second quarter ended June 30, 2001, as compared to $853,000, or 2.4% of net sales for the second quarter in 2000. Engineering expenses were $2.7 million, or 4.0% of net sales for the six months ended June 30, 2001, as compared to $1.4 million, or 2.3% of net sales for the six months ended June 30, 2000. The increase in expenses during the first half of 2001 as compared to the first half of 2000 is primarily due to our investment in a new regional structure, including the hiring of regional engineering directors and additional field engineers.  We also attribute the increase to salary increases for our existing engineers to remain competitive, travel expenses related to the continued geographic expansion of our business and costs related to engineering laboratory equipment to support our growing engineering staff.

Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets was $585,000, or 2.2% of net sales for the quarter ended June 30, 2001, as compared to $204,000, or 0.6% of net sales for the second quarter in 2000. Amortization of goodwill and other intangible assets was $1.2 million, or 1.7% of net sales for the six months ended June 30, 2001, as compared to $409,000, or 0.7% of net sales for the six months ended June 30, 2000. The increase resulted from amortization of intangibles and goodwill related to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000.

On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  Under these new Statements and beginning on January 1, 2002, we will no longer amortize our goodwill.  Instead, we will generally test our goodwill and intangible assets with indefinite lives for impairment annually and whenever there is an impairment indicator.  We are reviewing the Statements and their impact on our results of operations.

Income Taxes.  Our income tax effect for the three months ended June 30, 2001 and 2000 was a benefit of $433,000 and an expense of $978,000, respectively.  For the six months ended June 30, 2001 and 2000, our income tax expense was $315,000 and $1.6 million, respectively.  These figures represent an effective tax rate of 41%.

Cumulative Impact of Change in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000 to our revenue recognition policies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2001.  The cash provided in 2001 resulted primarily from our net income and a reduction in accounts receivable of $4.1 million and in inventories of $5.3 million, mostly offset by a decrease in payables of $8.2 million.  The reductions in working capital for the period are consistent with our reduced revenues for the six months ended June 30, 2001.  Operating activities provided $6.0 million of cash during the six months ended June 30, 2000.  The cash provided during the first six months of 2000 resulted primarily from our net income and a reduction in inventories.

Net cash used in investing activities was $3.2 million for the six months ended June 30, 2001. The use resulted primarily from the purchase of furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and expenditures for information system software, a new phone system and engineering laboratory equipment. In the six months ended June 30, 2000, we used $1.5 million primarily for purchases of engineering laboratory equipment.

Net cash used in financing activities was $520,000 for the six months ended June 30, 2001. We made a scheduled payment of $704,000 on a note due to a former S corporation stockholder.  This use of cash was partially offset by $184,000 of cash received for stock sold under our employee stock purchase plan.  During the six months ended June 30, 2000, net cash used in financing activities was $1.5 million, primarily for final dividend distributions of $884,000 to the ten pre-initial public offering stockholders and another scheduled payment of $705,000 on the note due to a former S corporation stockholder.

Effective June 30, 2000, we entered into a one-year credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential business acquisitions and a $5 million revolving line of credit for financing our working capital needs.  Borrowings under the lines of credit are subject to certain financial and operating covenants, including covenants that require us to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability.  This credit agreement was amended as of December 31, 2000 to modify various covenants and extended to August 31, 2001.  We are currently in the process of renewing our credit agreement for another year.  We had no outstanding borrowings as of June 30, 2001.

In November 2000, we purchased the data storage and service business of OpenSystems.com, Inc. for $7.0 million cash and 79,177 shares of our common stock.  We agreed to pay an additional $2.5 million in cash if certain revenue targets are met in 2001.  We expect to pay this contingent amount, if any, out of cash flows from our operations or from borrowings under our line of credit.

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.

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

Interest rate risk.  As of June 30, 2001, we had $3.7 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our interest expense.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2001.

Item 2. Changes in Securities and Use of Proceeds.

             None

Item 3. Defaults Upon Senior Securities.

             None

Item 4. Submission of Matters to a vote of Security Holders.

We held our annual meeting of stockholders on May 8, 2001 in Minneapolis, Minnesota. Of the 8,903,788 shares outstanding as of the record date, 8,499,411 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect five directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

	Name	For	Withheld

	Robert M. Price	8,404,663	94,748
	Paul F. Lidsky	8,404,663	94,748
	Margaret A. Loftus	8,404,663	94,748
	Greg R. Meland	8,385,263	114,148
	James E. Ousley	8,404,663	94,748

2.	To approve an increase in the shares reserved under the Company’s 1999 Incentive Compensation Plan.

	Votes for:	5,384,740
	Votes against:	1,374,927
	Votes abstaining:	2,043
	Broker non-vote:	1,737,701

3.	To approve the Company’s 2000 Director Stock Option Plan.

	Votes for:	6,662,350
	Votes against:	96,656
	Votes abstaining:	2,704
	Broker non-vote:	1,737,701

Item 5.	Other Information

	In July 2001, Mary E. West joined Datalink as Vice President of Human Resources.

Item 6.	Exhibits and Reports on Form 8-K.

	(a) 10.15	Second amendment to credit agreement dated June 20, 2001 with Wells Fargo Bank, National Association.

	(b)	Reports on Form 8-K: The Company filed a current report on Form 8-K dated May 25, 2001 to announce that the Company had decided to change independent accountants from PricewaterhouseCoopers LLP to Arthur Andersen LLP for the fiscal year ending December 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001	Datalink Corporation

/s/ DANIEL J. KINSELLA

Daniel J. Kinsella, Chief Financial Officer