Form 10-Q
period 2001-09-30
DATALINK CORP
filed 2001-11-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 00029758

DATALINK CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA

41-0856543

(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

8170 UPLAND CIRCLE, CHANHASSEN, MINNESOTA	55317
(Address of Principal Executive Offices)	(Zip code)

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

Yes   ☒  No   ☐

As of November 8, 2001, 8,947,968 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,902	$4,542
Accounts receivable, net	15,567	16,255
Inventories	3,747	8,162
Inventories shipped but not installed	2,943	6,790
Other current assets	409	744
Deferred income taxes, current portion	1,794	2,401
Total current assets	26,362	38,894
Property and equipment, net	6,441	6,434
Intangibles, net	9,263	10,811
Other assets	145	333
Total assets	$42,211	$56,472
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,854	$19,664
Accrued expenses	2,337	4,021
Income taxes payable	-	518
Note payable to former stockholder, current portion	705	705
Deferred revenue	2,031	2,291
Total current liabilities	14,927	27,199
Note payable to former stockholder, less current portion	-	704
Obligation for construction in progress	-	1,968
Deferred income taxes	-	464
Deferred rent	80	-
Total liabilities	15,007	30,335
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,928,824 and 8,895,850 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	9	9
Additional paid in capital	20,047	19,723
Retained earnings	7,148	6,405
Total stockholders' equity	27,204	26,137
Total liabilities and stockholders' equity	$42,211	$56,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited )		(Unaudited)
Net sales:
Products	$24,324	$31,136	$78,084	$85,632
Services	7,920	5,156	22,051	13,569
	32,244	36,292	100,135	99,201
Cost of sales:
Cost of products	17,410	23,846	56,705	63,174
Cost of services	5,565	3,807	15,620	9,862
	22,975	27,653	72,325	73,036
Gross profit	9,269	8,639	27,810	26,165
Operating expenses:
Sales and marketing	4,158	2,825	12,299	10,258
General and administrative	2,855	2,142	8,642	6,257
Engineering	918	978	3,658	2,424
Amortization of intangibles	550	128	1,724	537
Offering costs	-	-	-	381
	8,481	6,073	26,323	19,857
Income from operations	788	2,566	1,487	6,308
Interest income, net	35	80	104	279
Income before income taxes	823	2,646	1,591	6,587
Income tax expense	533	1,085	848	2,701
Income before cumulative effect of a change in accounting principle	290	1,561	743	3,886
Cumulative effect of change in accounting principle, net of income taxes	-	-	-	(753)
Net income	$290	$1,561	$743	$3,133

Net income per share: Basic:
Income per share before cumulative effect of a change in accounting principle	$0.03	$0.18	$0.08	$0.44
Loss per share from the cumulative effect of a change in accounting principle	-	-	-	(0.08)
Net income per share	$0.03	$0.18	$0.08	$0.36
Fully diluted:
Income per share before cumulative effect of a change in accounting principle	$0.03	$0.17	$0.08	$0.42
Loss per share from the cumulative effect of a change in accounting principle	-	-	-	(0.08)
Net income per share	$0.03	$0.17	$0.08	$0.34
Weighted average shares outstanding:
Basic	8,925	8,800	8,914	8,783
Fully diluted	8,927	9,178	8,966	9,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

Datalink Corporation

Condensed Consolidated Statements of Cash Flows

 (In thousands)

	Nine Months Ended, September 30,
	2001	2000
	(Unaudited)
Cash flows from operating activities:
Net income	$743	$3,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	105	-
Depreciation	2,058	1,050
Amortization of intangibles	1,724	537
Deferred income taxes	143	(1,122)
Cumulative effect of a change in accounting principle	-	753
Changes in operating assets and liabilities:
Accounts receivable	583	(9,407)
Inventories	4,415	3,537
Inventories shipped but not installed	3,847	(1,926)
Other current assets	335	31
Other assets	262	2
Accounts payable	(9,977)	2,492
Accrued expenses	(1,684)	610
Income taxes payable	(518)	766
Deferred revenue	(260)	727
Deferred rent	80	-
Net cash provided by operating activities	1,856	1,183
Cash flows from investing activities:
Net assets acquired, net of cash acquired	(176)	-
Purchase of property and equipment	(3,866)	(2,468)
Net cash used in investing activities	(4,042)	(2,468)
Cash flows from financing activities:
Proceeds from issuance of common stock	250	381
Distributions paid	-	(884)
Payments on note payable to former stockholder	(704)	(705)
Principal payments on capital lease obligations	-	(13)
Net cash used in financing activities	(454)	(1,221)
Decrease in cash and cash equivalents	(2,640)	(2,506)
Cash and cash equivalents, beginning of period	4,542	6,515
Cash and cash equivalents, end of period	$1,902	$4,009

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

The condensed consolidated financial statements presented herein as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, reflect, in the opinion of management, all adjustments (which, other than the first quarter 2000 cumulative effect of a change in accounting principle, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented.  The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.             Net Income Per Share

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation, as compared to the basic net income per share computation, has been increased by 2,000 and 378,000 equivalent shares for the three month period ended September 30, 2001 and 2000, respectively, and 52,000 and 374,000 equivalent shares for the nine month period ended September 30, 2001 and 2000, respectively.  For the three and nine months ended September 30, 2001, there were 1,500,000 and 921,000 outstanding stock options that were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

4.             Comprehensive Income

The Company’s comprehensive income is equal to its net income for all periods presented.

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

In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future.  These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers' network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues. Current economic conditions and competition also affect our customers’ decisions to place orders with us.  As a result, our net sales may fluctuate from quarter to quarter.

In November 2000, we acquired certain assets of the data storage and service business of OpenSystems.com, Inc., a Walpole, Massachusetts-based firm engaged in the resale and installation of data storage solutions.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased $4.0 million, or 11.2%, to $32.2 million for the three months ended September 30, 2001, from $36.3 million for the comparable quarter in 2000. Our total net sales increased $934,000, or 0.9%, to $100.1 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.  Our product sales decreased $6.8 million, or 21.9% to $24.3 million for the three months ended September 30, 2001, from $31.1 million for the comparable quarter in 2000. Our product sales decreased $7.5 million, or 8.8%, to $78.1 million for the nine months ended September 30, 2001 as compared to $85.6 million for the nine months ended September 30, 2000. During the third quarter of 2001, we continued to experience a very difficult and competitive operating environment.  This uncertainty was further complicated by the world events such as the terrorist attacks on the United States in September.  The high level of economic uncertainty has led to an overall reduction in capital spending by United States businesses, including spending for technology.

Our service sales increased $2.8 million, or 53.6%, to $7.9 million for the three months ended September 30, 2001, from $5.2 million for the comparable quarter in 2000. Our service sales increased $8.5 million, or 62.5%, to $22.1 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in service sales is due to an increase in maintenance contract renewals and product installation services.

Approximately 25% of our sales were derived from two customers during the three months ended September 30, 2001.  Approximately 11% of our sales were derived from one customer during the nine months ended September 30, 2001.  No other customer accounted for more than 5% of sales in either period.  We cannot assure that these significant customers will account for any substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 28.7% for the quarter ended September 30, 2001, as compared to 23.8% for the comparable quarter in 2000. Our gross profit percentage for the nine months ended September 30, 2001 increased to 27.8% as compared to 26.4% for the nine months ended September 30, 2000. Product gross profit as a percentage of product sales increased to 28.4% in the third quarter of 2001 from 23.4% for the comparable quarter in 2000.  Product gross profit as a percentage of product sales increased to 27.4% for the nine month period ended September 30, 2001, as compared to 26.2% for the nine months ended September 30, 2000. This increase in product margins is a result of several large transactions with higher gross margins in the third quarter of 2001 coupled with unusually low gross margins on product sales in the third quarter of 2000 and charges related to a decline in the value of excess and obsolete inventory in the third quarter of 2000.

Service gross profit as a percentage of service sales increased to 29.7% for the three month period ended September 30, 2001 from 26.2% for the comparable period in 2000.  Service gross profit as a percentage of service sales increased to 29.2% for the nine month period ended September 30, 2001, as compared to 27.3% for the nine months ended September 30, 2000. The increase in gross profit rates for services is primarily due to a larger proportion of installations of and maintenance contracts for more complex solutions, which generally carry a higher margin.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $4.2 million, or 12.9% of net sales for the quarter ended September 30, 2001, compared to $2.8 million, or 7.8% of net sales for the second quarter in 2000.  Sales and marketing expenses totaled $12.3 million, or 12.3% of net sales for the nine months ended September 30, 2001 and were $10.3 million, or 10.3% of sales for the nine months ended September 30, 2000. The increase in sales expense as a percentage of sales results from our decline in sales for the quarter ended September 30, 2001 and our investment in our new regional structure.  Under our new structure, we have added regional sales directors and additional sales representatives to provide for the growth and expansion of our business.  Although sales decreased from the third quarter of 2000 to the third quarter of 2001, commissions were approximately the same due to lower gross margins in 2000.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.9 million, or 8.9% of net sales for the quarter ended September 30, 2001, as compared to $2.1 million, or 5.9% of net sales for the third quarter in 2000. For the nine months ended September 30, 2001, general and administrative expenses were $8.6 million, or 8.6% of net sales as compared to $6.3 million, or 6.3% of sales for the nine months ended September 30, 2000. The increase in general and administrative expenses in both absolute dollars and as a percentage of net sales reflects the expanded costs of managing our business as well as sales office expansion during 2000.  These increases include higher rents, communication expense and related facility charges for our regional offices and new headquarters.  Also, depreciation expense has increased due to capital spending on new facilities and information systems.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We allocate engineering costs associated with installation services to our cost of service sales.  Engineering expenses were $918,000, or 2.8% of net sales for the third quarter ended September 30, 2001, as compared to $978,000, or 2.7% of net sales for the third quarter in 2000. Engineering expenses were $3.7 million, or 3.7% of net sales for the nine months ended September 30, 2001, as compared to $2.4 million, or 2.4% of net sales for the nine months ended September 30, 2000. The engineering expenses in the third quarter of 2001 have remained flat compared to the third quarter of 2000 due to an increase in the productivity of engineers. The increase in expenses during the first nine months of 2001 as compared to the first nine months of 2000 is primarily due to our investment in a new regional structure, including the hiring of regional engineering directors and additional field engineers.  We also attribute the increase to competitive salary increases for our existing engineers, travel expenses related to the continued geographic expansion of our business and costs related to engineering laboratory equipment to support the testing and training needs of our engineering staff.

Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets was $550,000, or 1.7% of net sales for the quarter ended September 30, 2001, as compared to $128,000, or 0.4% of net sales for the second quarter in 2000. Amortization of goodwill and other intangible assets was $1.7 million, or 1.7% of net sales for the nine months ended September 30, 2001, as compared to $537,000, or 0.5% of net sales for the nine months ended September 30, 2000. The increase resulted from amortization of intangibles and goodwill related to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000.

Income Taxes.  Our income tax expense for the three months ended September 30, 2001 and 2000 was $533,000 and $1.1 million, respectively.  For the nine months ended September 30, 2001 and 2000, our income tax expense was $848,000 and $2.7 million, respectively.  These figures represent an effective tax rate of 53% in 2001 and 41% in 2000.  The rate increase in the current quarter is a result of our lowered income projections for the fourth quarter of 2001.  These lower income projections increased the impact of the permanent differences between taxable income for reporting purposes and taxable income for income tax reporting, resulting in a rate increase.

Cumulative Impact of Change in Accounting Principle.  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000 to our revenue recognition policies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2001.  The cash provided in 2001 resulted primarily from our net income and a reduction in inventories of $8.3 million, mostly offset by a decrease in payables of $10.0 million. The reduction in inventories for the period is consistent with our increased efforts to optimize our inventory levels. Operating activities provided $1.2 million of cash during the nine months ended September 30, 2000.  The cash provided during the first nine months of 2000 resulted primarily from our net income and a reduction in inventories partially offset by an increase in accounts receivable.

Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2001. The use resulted primarily from the purchase of furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and expenditures for information system software, a new phone system and engineering laboratory equipment. In the nine months ended September 30, 2000, we used $2.5 million primarily for purchases of engineering laboratory equipment and the purchase of land adjacent to our new corporate headquarters.

Net cash used in financing activities was $454,000 for the nine months ended September 30, 2001. We made a scheduled payment of $704,000 on a note due to a former S corporation stockholder.  This use of cash was partially offset by $250,000 of cash received for stock sold under our employee stock purchase plan.  During the nine months ended September 30, 2000, net cash used in financing activities was $1.2 million, primarily for final dividend distributions of $884,000 to the ten pre-initial public offering stockholders and another scheduled payment of $705,000 on the note due to a former S corporation stockholder.

Effective August 31, 2001, we amended our credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential business acquisitions and a $5 million revolving line of credit for financing our working capital needs.  The amendment extended the term of the agreement through June 30, 2002.  Borrowings under the lines of credit are subject to certain financial and operating covenants, including covenants that require us to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability.  We had no outstanding borrowings as of September 30, 2001.

In November 2000, we purchased the data storage and service business of OpenSystems.com, Inc. for $7.0 million cash and 79,177 shares of our common stock.  We agreed to pay an additional $2.5 million in cash if certain revenue targets are met in 2001.  Based on current levels of revenues and our expectations for the remainder of 2001, we do not expect to reach the revenue targets necessary for the payment of any additional consideration.

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

Interest rate risk.  As of September 30, 2001, we had $1.9 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our interest expense.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2001.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

                None

Item 4.    Submission of Matters to a vote of Security Holders.

                None

Item 6.    Exhibits and Reports on Form 8-K.

(a)           10.16       Third amendment to credit agreement dated August 31, 2001 with Wells Fargo Bank, National Association.

(b)           No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001	Datalink Corporation

/s/ DANIEL J. KINSELLA

Daniel J. Kinsella, Chief Financial Officer