Form 10-K
period 2001-12-31
DATALINK CORP
filed 2002-03-26
CIK 1056923

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

For The Transition Period From            To

Commission file number: 00029758

DATALINK CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0856543
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

8170 UPLAND CIRCLE
CHANHASSEN, MINNESOTA 55317
(Address of Principal Executive Offices)

(952) 944-3462
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

At March 18, 2002 the latest practicable date, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was: $16,635,752.

At March 18, 2002 the number of shares outstanding of each of the registrant’s classes of common stock was 8,963,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2001 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the level of continuing demand for data storage, including the effects of current economic conditions; our hiring and retention plans; our projected capital expenditures and liquidity; competition in our markets and our technological capabilities. You may find these statements throughout this Annual Report and specifically in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this Annual Report.

We use the terms “believe,” “expect,” “plan,” “intend,” “estimate” and “anticipate” and similar expressions to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

Overview

We are the nation’s leading independent information storage architect. We partner with customers to analyze, design, implement, and support information storage infrastructures that store, protect, and provide continuous access to information.  Our areas of expertise include:

•	Storage Continuance — We help our customers to have 24 hours a day, 7 days a week access to information.
•	Storage Protection — Storage protection architectures provide cost-effective backup and restore solutions for safeguarding information.
•	Storage Optimization — We help our customers to maximize utilization of storage technologies and the resources that manage those technologies.

Our highly skilled technical services and product management staff tests and compares data storage technologies available from the leading manufacturers and software developers. Once a product is approved for our solution sets, our engineers then have the flexibility to choose from the best of these storage technologies and products to solve our customers’ growing data storage needs. In addition, we maintain a sales and support staff that ensures the continued success of our data storage solutions for each customer. We believe these value-added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

Growth of Enterprise Data

In the last decade, there has been a dramatic increase in the volume of data created, processed and accessed through computer systems. Data-intensive applications such as on-line transaction processing, multimedia products, e-mail, e-commerce, web hosting, data warehousing, data mining and enterprise resource management have fueled demand for additional storage capacity. According to various Gartner Dataquest, Inc. and International Data Corporation (IDC) sources, independent market research firms, the data storage market is expected to grow from $36.7 billion in 2001 to over $54.4 billion in 2004.  This overall storage market includes redundant arrays of independent disks, tape storage, storage management software and components for storage area networks and network attached storage.

The significance of this data has changed as well. Organizations have recognized the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, protect and provide access to this data is fast becoming one of the most important aspects of business-critical decision-making, increasing the need for high-performance, scalable and reliable storage devices and systems.

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

The Evolution of Storage Area Networks

To solve the inherent problems of traditional directly attached storage solutions, new technologies have emerged such as the “storage area network,” commonly referred to in the industry as a SAN. A SAN is a high-speed computer network dedicated to data storage that allows RAID, tape backup and other storage devices to be shared enterprise-wide and to be administered centrally through common software. Similar to the way in which traditional computer networks permit any end user on the network to access any network server, a SAN creates a “pool” of data storage that can be shared by multiple servers. Through various configurations similar to those used in traditional computer networks, SANs can connect any server with any storage system, and storage systems with each other. We believe this “any-to-any” connectivity will enable large amounts of data to be shared, managed and accessed among servers and storage systems running different computer operating systems or software applications.

Use of the SAN architecture is growing rapidly because it is designed to meet the growing need to manage data effectively and efficiently. According to Gartner Dataquest, Inc., the use of SAN attached RAID and SAN components will grow at compounded annual growth rates of 38.5% and 35%, respectively, between 2001 and 2004.

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

Pressures on Customers. We believe organizations will increasingly look outside their in-house technical staff to independent information storage architects such as Datalink for specialized expertise. Networked storage architecture design is complex. Although organization-wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In-house information technology departments prefer to focus their efforts on mission-critical applications. Accordingly, they do not want to research, design, implement and support their own networked storage solutions.

Pressures on Manufacturers. We believe manufacturers increasingly rely on channel partners such as us for two principal reasons:

•      Sophisticated data storage solutions require the integration of highly specialized products made by a variety of manufacturers. A typical SAN, for instance, can utilize components such as routers, hubs, switches, host bus adaptors, storage and backup devices and storage management software, each from a different manufacturer. High-end data storage manufacturers generally focus on their particular piece of the overall SAN system, leaving companies like us to integrate comprehensive networked data storage solutions from the best available components.

•      Because of the high cost of maintaining a national sales and marketing organization and reduced profit margins, high-end data storage manufacturers increasingly are focusing their resources on their research and development functions. This strategy requires them to outsource much of their sales and marketing functions to companies such as Datalink.

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

The Datalink Solution

We combine our technical expertise, the best products from leading manufacturers and comprehensive service and support to meet each customer’s specific needs. Our comprehensive data storage services include:

Analysis

At the beginning of an engagement, we place considerable emphasis on formulating a needs analysis based on each customer’s business initiatives, operating environment and current and anticipated data storage needs. While our focus is on each customer’s unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data storage solutions for over ten years to customers in numerous industries.

Design

Once we have completed our initial analysis, we begin the design phase of the project. Our team of technical services and sales consultants works together to design a system that meets the customer’s data storage needs and its budget. Our independence permits us to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project. Our engineers continually evaluate and test all available emerging and existing data storage technologies. The engineers then have the ability to consistently select the best available hardware and software products for our customers. Because of our established, strong relationships with the major enterprise-class information storage hardware and software suppliers, we often participate in their new product development, evaluation, introduction, marketing and quality control programs. This collaboration with suppliers enables us to identify innovative new hardware and software products and incorporate them into our system designs.

Integration

We provide integration services to ensure that all components work together consistently without quality degradation. We test data storage solutions and their components for interoperability and compatibility, primarily at our own testing facilities. This allows us to simulate the customer’s operating environment without jeopardizing the customer’s data.

Implementation

Once we design and test a system, we formulate a detailed project management plan with our customers to meet their financial and operating objectives and minimize disruption to their operations. We oversee the timely delivery of hardware and software products to the customer’s location. We then coordinate the installation with our technical services team, or personnel from the equipment manufacturer, and complete the installation at the customer’s site.

Training

While our systems are complex, we strive to ensure that our customers understand them before we complete our project. In addition, we offer manufacturer-certified courses at our regional technology centers. We are a preferred partner, certified to conduct training courses in the systems of each of two major data storage system software developers–Legato Systems, Inc. and VERITAS Software Corporation.

Technical Support

We provide our customers advanced technical support from a team of technical support analysts and professional engineers. Our extensive experience in data storage systems enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. Most technical support is coordinated through our support desk, which is staffed with technical support analysts trained to solve technical issues and to assist our engineering staff in troubleshooting escalated problems. The support desk staff also acts as our primary interface with suppliers’ technical support organizations.

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

An Integrated Solution Example

The need to optimize resources, reduce costs, increase productivity, and provide continuous access to information is required more than ever in today’s businesses.  Helping our customers align information storage infrastructures with business needs is at the core of what we do.

For example, we recently designed and implemented a large, complex SAN architecture for a corporate client managing over 35 terabytes of data across its business units.  Before our work, the client used 24 information technology professionals in-house to manage this data.  The client now requires only two professionals to manage the same volume of data.  Our SAN architecture also reduced critical system downtime from an estimated 12 hours per year to one hour each two years.

Our Strategy

Our strategy is to maintain our position as the leading, independent information storage architect and to capture an increasing share of the growing data storage market. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving enterprise-class information storage management needs of our customers. Key elements of our strategy include:

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

Expanding Our Presence

Between 2000 and 2001, we increased the number of our offices from 19 to 26.  To further serve our growing customer base, we also intend to expand our existing offices to add sales and engineering talent.

Providing Professional Consulting and Project Management Services

We intend to continue expanding our ability to provide our customers with comprehensive professional consulting and project management services. Utilizing the expertise of our professional technical staff, we assist our customers in the total assessment, planning, design, implementation and ongoing management of enterprise-class information storage solutions.

Making Selective Acquisitions

We intend to seek and consummate additional strategic acquisitions. We believe that appropriate acquisitions will enable us to access a larger group of high-quality engineers and to help us broaden our coverage and geographic reach.  For example, in November 2000, we acquired the data storage and service business of OpenSystems.com, Inc.

Maintaining Technological Leadership

We intend to continue to develop leading-edge enterprise-class information storage solutions for our customers. We intend to continually develop and add expertise to our engineering staff and to improve our working relationships with our suppliers in order to maintain expertise in enterprise-class information storage solution design and implementation.

Hiring Additional Technical Services and Sales Personnel

We intend to continue to recruit high-quality technical services and sales personnel. We also intend to continue to maximize job satisfaction and retain our existing workforce. Our goal is to remain one of the most rewarding places to work in our industry.

Maintaining Superior Service and Support

We intend to maintain and continually improve our high standards for superior technical and sales service and support. We intend to continue use of our ISO 9001 quality system and procedures and to continue recruiting and retaining experienced sales and technical team members.

Suppliers and Products

As an independent information storage architect, we do not manufacture any of the data storage components we use. Instead, we continually evaluate and test new and emerging technologies from other companies to ensure that our solutions incorporate state-of-the-art, high-end, cost-effective networked technologies. This enables us to maintain our technological leadership in enterprise-class storage solutions, to identify new and innovative products and applications and to maintain confidence among our customers and suppliers in our expertise.

We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Windows NT, Linux and Novell NetWare and in-depth knowledge of all major hardware platforms, including Hewlett-Packard Company, International Business Machines Corp., Silicon Graphics, Inc. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers’ new product development, evaluation, introduction, marketing and quality control programs. These collaborations enable us to identify and market innovative new hardware and software products, exchange critical information and implement joint corrective action programs in order to maximize quality. In addition, our close working relationships with our principal suppliers foster substantial cross-marketing opportunities.

Some of our major suppliers and the products they provide are listed below:

Products	Suppliers
Primary Storage	CLARiiON, a division of EMC Corp. Hitachi Data Systems Corporation LSI Logic Corporation Network Appliance Inc.

Tape Automation	ATL Products, Inc. a division of Quantum Corporation Spectra Logic Corporation Storage Technology Corporation

Software	Legato Systems, Inc. VERITAS Software Corporation

Switches/Directors	Brocade Communications Systems, Inc. McData Corporation

Routers	Cisco Systems, Inc. Crossroads Systems, Inc.

Fibre Channel Host Bus Adaptors	Emulex Corporation JNI Corporation QLogic Corporation

Network Attached Storage	Network Appliance Inc.

SCSI Host Bus Adaptors	Adaptec, Inc.

Customers

Our customers trust us with their most demanding data storage projects. Our high-end solutions range from discrete storage device installations to extremely complex organization-wide SAN implementations costing over $5,000,000. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which is reflected in significant repeat business. We derived approximately 75% of our 2001 revenues from customers that previously did business with us. In 2001, 2000 and 1999, Gateway 2000, Inc. represented 9%, 15% and 13% of our revenues, respectively. Our other customers also include BellSouth Telecommunications, Inc., Bank One Corporation, West Group, Motorola, Inc., Acxiom Corporation, Zimmer, Inc., GE Medical Systems, Anheuser-Busch Companies, Inc., Citadel Investment Group, AON Corporation, Navitaire, Inc., Autotrader.com LLC, Pharmacia & Upjohn Company and MyPoints.com, Inc.

Sales and Marketing

We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, we have 25 field sales offices in order to serve our customers’ needs more efficiently.

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

Original Equipment Manufacturer Services

We have original equipment manufacturer customers for whom we assemble and integrate hardware and software products and subassemblies acquired from our various suppliers. We design customized enclosures for most of these OEM products. When requested by the customer, we obtain the necessary agency and governmental approvals for the subassemblies we design. These approvals may include those relating to safety and radio frequency emissions and immunity, such as Underwriter’s Laboratory and European “CE” certifications. We fully document all custom subassemblies for ease of replication and service. We subject the assembled units to a system level test to ensure performance to specifications in the anticipated end-user computing environment. Our integration and assembly operations are also ISO 9001 registered. In accordance with these standards, we have designed our integration and assembly operations with similar quality procedures to those of our hardware suppliers. Our close working relationship with our suppliers generally enables us to:

•                                          exchange critical information and implement joint corrective action programs to ensure the quality of our finished products;

•                                          reduce costs and the investment in inventory; and

•                                          access critical products and subassemblies for large or unanticipated orders when required.

Quality Management System

We have a long history of being committed to a strategic quality effort.  In the early 1990’s, we adopted the ISO 9001 quality management system to better identify and meet the needs of our customers, achieve a competitive market advantage, and improve overall company performance.  We obtained an ISO 9001 certificate of registration in 1996 with successful re-registration in 1999.  In 2000, we embraced the Total Quality Management philosophy using the Malcolm Baldrige National Quality Award criteria to augment our existing quality system.  Today, our hybrid quality system focuses on achieving business results through high levels of customer satisfaction, employee satisfaction, profitability and operational excellence.

Competition

The enterprise-class information storage market is rapidly evolving and highly competitive. We compete with independent storage system suppliers to the high-end networked market, including EMC Corporation and numerous value-added resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer suppliers, some of which have significant storage product offerings, including Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corp., Silicon Graphics, Inc. and Sun Microsystems, Inc. Further, we compete with storage service providers, such as Storage Networks, Inc., who manage, store and backup their customers’ data at off-site networked data storage locations. In addition, our customers and prospects may develop in-house storage systems expertise.

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

Employees

As of December 31, 2001, we had a total of 216 full-time employees. We have no employment agreements with any of our employees. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

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

Item 2.  Properties.

Our corporate headquarters including our principal technical operations and our integration, assembly and support service operations is located in a 104,000 square foot office and warehouse facility in Chanhassen, Minnesota.  Our remaining 25 locations including sales and technical staff are small to medium sized offices located throughout the United States.  Our regional hubs are located in within each of our regions in the Northeast, Southeast, Great Lakes, Midwest, Southwest and West.

Item 3.  Legal Proceedings.

We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

We submitted no matters during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

MANAGEMENT

The following table lists our current directors and executive officers:

Name	Age	Position
Greg R. Meland	48	President, Chief Executive Officer and Director
Stephen M. Howe	43	Vice President–Sales and Marketing
Daniel J. Kinsella	43	Chief Financial Officer
Scott D. Robinson	42	Chief Technical Officer
Helen J. Torgerson	51	Vice President – Technical Services
Mary E. West	53	Vice President – Human Resources and Administration
Charles B. Westling	43	Vice President – Corporate and Business Development
Robert M. Price	71	Chairman of the Board and Director
Paul F. Lidsky*	48	Director
Margaret A. Loftus*	57	Director
James E. Ousley*	56	Director

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

Daniel J. Kinsella joined us in 1999 as Chief Financial Officer. Between 1998 and 1999, he was Chief Financial Officer of Lloyd’s Barbeque Company. Mr. Kinsella served in various finance roles for Grist Mill Company between 1989 and 1998, most recently as its Chief Financial Officer, Treasurer and Secretary. From 1984 to 1989, Mr. Kinsella was the Director of Financial Reporting for Inter–Regional Financial Group, Inc. Between 1980 and 1984, he was employed by Touche Ross & Company, most recently as an audit manager. Mr. Kinsella is a Certified Public Accountant.

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

Helen J. Torgerson joined us in 2000 as Vice President–Technical Services.  Between 1987 and 2000, she was employed by Hewlett-Packard Company and its affiliate, Agilent Technologies, in various management positions, most recently as the Americas Customer Resource Organization Manager.

Mary E. West joined us in 2001 as Vice President–Human Resources and Administration.  From 1998 to 2001, she worked as an independent human resources consultant. Between 1995 and 1998, Ms. West was employed by Arcadia Financial, Ltd., most recently as the Senior Vice President of Human Resources.  From 1993 to 1994, she was the corporate administrative director for Nexus, Inc.  Ms. West received her M.A. in Human Resources and Industrial Relations in 1988 from the University of Minnesota Carlson School of Management.

Charles B. Westling joined us in 2002 as Vice President–Corporate and Business Development.  Between 2000 and 2001, he was the Executive Vice President of Business Development of Agiliti, Inc.  Mr. Westling served as Senior Managing Director and Director of Corporate Finance for John G. Kinnard and Company, Incorporated from 1997 to 1999.   From 1990 to 1997, Mr. Westling was a member of the corporate finance department at Dain Bosworth Incorporated, serving most recently as a managing director and head of technology investment banking.   Mr. Westling received his B.A. in economics from Carleton College and earned a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Robert M. Price was elected as our Chairman of the Board and a director in June 1998. Mr. Price has been President of PSV, Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. Between 1961 and 1990, he served in various executive positions, including as Chairman and Chief Executive Officer, with Control Data Corporation. Mr. Price also serves on the Board of Directors of Public Service Company of New Mexico, Affinity Technology Group, Inc. and National Center for Social Entrepreneurs. Mr. Price is Mr. Meland’s father-in-law.

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

Margaret A. Loftus was elected as a director in June 1998. Ms. Loftus is an owner of Loftus Brown–Wescott, Inc., a business consulting firm, which she co-founded in 1989. Between 1976 and 1989, she was employed by Cray Research, Inc., most recently as Vice President of Software. Ms. Loftus also serves on the Board of Directors for Analysts International Corporation and several private technology companies.

James E. Ousley was elected as a director in June 1998.  Mr. Ousley is president and chief executive officer of Vytek Wireless Inc., a mobile computing company.  Since October 2000, he has served as Chairman of Syntegra (USA), a division of British Telecommunications plc.  From 1991 and 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems, Inc., a leading systems integrator and provider of electronic commerce solutions.  Between 1968 and 1991, Mr. Ousley served in various sales and executive management positions with Control Data Corporation, most recently as President of the Computer Products Group.  Mr. Ousley also serves on the Board of Directors for Vytek Wireless, Inc., ActiveCard, S.A., and Bell Microproducts.

Our directors hold office until the next annual meeting of shareholders or until their successors are duly elected or appointed.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the Nasdaq National Market under the symbol “DTLK” since August 6, 1999, the day of our initial public offering. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 2000
First Quarter	$35.06	$18.13
Second Quarter	20.75	11.75
Third Quarter	17.75	10.75
Fourth Quarter	13.75	8.44
Year Ended December 31, 2001
First Quarter	12.88	7.69
Second Quarter	11.30	5.43
Third Quarter	8.39	3.80
Fourth Quarter	8.30	3.05

On March 18, 2002, the closing price per share of our common stock was $5.20. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 18, 2002, there were approximately 63 holders of record of our common stock. Many of our shares are held by beneficial owners through a small number of holders of record.

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

Item 6.  Selected Financial Data.

You should read the information below with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements. The data as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, was derived from our financial statements that are included in this Annual Report. The data as of December 31, 1999, 1998 and 1997, and for the years ended December 31, 1998 and 1997, was derived from our financial statements that are not included in this Annual Report. Our independent public accountants, Arthur Andersen LLP, audited our 2001 financial statements. Our previous independent public accountants, PricewaterhouseCoopers LLP, audited our 1997 through 2000 financial statements. Our historical financial results are not necessarily indicative of our future operating results.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$96,188	$118,233	$105,373	$80,243	$67,849
Service sales	28,596	19,536	11,230	5,849	2,570
Total net sales	124,784	137,769	116,603	86,092	70,419

Cost of sales:
Cost of product sales	70,393	87,321	77,623	60,622	53,157
Cost of services	20,328	14,148	8,411	3,740	1,914
Total cost of sales	90,721	101,469	86,034	64,362	55,071

Gross profit	34,063	36,300	30,569	21,730	15,348

Operating expenses:
Sales and marketing	15,836	15,230	11,702	7,655	5,146
General and administrative	11,221	8,792	6,883	5,027	3,010
Engineering	5,259	3,745	2,594	1,362	926
Amortization of goodwill and other intangibles	2,264	1,026	807	376	—
Offering costs (1)	—	381	173	733	—
Total operating expenses	34,580	29,174	22,159	15,153	9,082

Operating (loss) income	(517)	7,126	8,410	6,577	6,266
Interest income (expense), net	127	311	(141)	(281)	(333)
(Loss) income before income taxes and cumulative effect of a change in accounting principle	(390)	7,437	8,269	6,296	5,933
Income tax expense (2)	115	3,049	897	148	—
(Loss) income before cumulative effect of a change in accounting principle	(505)	4,388	7,372	6,148	5,933
Cumulative effect of a change in accounting principle, net of tax (3)	—	(753)	—	—	—

Net (loss) income	$(505)	$3,635	$7,372	$6,148	$5,933

Net (loss) income per share, basic:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.06)	$0.50	$1.01	$0.88	$0.86
Loss per share from the cumulative effect of a change in accounting principle (3)	—	(0.09)	—	—	—
Net (loss) income per share	$(0.06)	$0.41	$1.01	$0.88	$0.86
Net (loss) income per share, diluted:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.06)	$0.48	$0.99	$0.88	$0.86
Loss per share from the cumulative effect of a change in accounting principle (3)	—	(0.08)	—	—	—
Net (loss) income per share	$(0.06)	$0.40	$0.99	$0.88	$0.86

Weighted average shares outstanding:

Basic	8,921	8,794	7,295	6,993	6,900
Diluted	8,921	9,166	7,437	6,993	6,900

	As of December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,846	$4,542	$6,515	$2,798	$1,163
Working capital	10,729	11,695	17,233	6,039	6,506
Total assets	46,768	56,472	42,415	32,144	18,705
Note payable to former stockholder (4)	704	1,409	2,114	—	—
Common stock, subject to put option	—	—	—	19,059	13,874
Stockholders’ equity (deficit)	26,114	26,137	21,131	(6,979)	(5,999)

(1)                                  Reflects legal, accounting and other costs associated with our initial and a subsequent public offering, which we expensed when we postponed both offerings due to market conditions.  We successfully completed our initial public offering on August 6, 1999.  We did not complete our second public offering.

(2)                                  Our 1998 income tax expense resulted from the taxable income generated by Direct Connect Systems, Inc., or DCSI, from the date of our acquisition (July 15, 1998) through December 31, 1998. In January 1999 we merged DCSI into us. Our 1999 income tax expense resulted from the taxable income we generated between August 6, 1999 (when we terminated our S corporation status) and December 31, 1999, and the tax effect of our merger with DCSI. See Note 4 of the Notes to our Consolidated Financial Statements.

(3)                                  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000, to our revenue recognition policies.  See Note 2 of the Notes to our Consolidated Financial Statements.

(4)                                  Reflects a $3,020 promissory note, less payments we have made, issued to one of our former stockholders in connection with our redemption, effective February 28, 1999, of 1,096 shares of common stock. See Note 7 of the Notes to our Financial Statements.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion in conjunction with our consolidated financial statements and the related notes included in Item 8. The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed under “Risk Factors.”

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems, interconnection components, and storage management software products. Prior to January 1, 2000, we recognized revenues for hardware and software product sales when we shipped the products and software to our customers or after they accepted products under evaluation. However, in December 1999, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition,” which clarified the SEC staff’s view regarding the recognition and reporting of revenues in particular transactions. In light of SAB No. 101, we modified our revenue recognition policy related to hardware and software products when we provide any installation or configuration services in connection with the sale. We now recognize revenue from hardware and software product sales when we complete our installation and configuration services.  This change was effective as of January 1, 2000.  Under the SAB No. 101 transition provisions, we accounted for this change in accounting policy prospectively. As of January 1, 2000, we recorded a charge to earnings of $753,000, representing the cumulative effect, net of income taxes, of this change in our accounting policy.

As indicated above, our customers frequently engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services. We recognize revenues for this work as we render these services.

We sell support service contracts to most of our customers.  When customers purchase support services through us, customers receive the benefit of integrated support.  We have a qualified, independent support desk to provide routine customer support services covering minor problems.  We fulfill on-site assistance by purchasing support service agreements for our customers from our hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor if necessary. We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months.

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

In November 2000, we acquired certain assets of the data storage and services business of OpenSystems.com, Inc., a Walpole, Massachusetts-based firm engaged in the resale and installation of data storage solutions.

Results of Operations

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2001		2000	1999
Net sales	100.0%		100.0%	100.0%
Cost of sales	72.7		73.7	73.8
Gross profit	27.3		26.3	26.2
Operating expenses:
Sales and marketing	12.7		11.1	10.0
General and administrative	9.0		6.4	5.9
Engineering	4.2		2.7	2.2
Amortization of goodwill and other intangibles	1.8		0.7	0.7
Offering costs	0.0		0.3	0.2
Total operating expenses	27.7		21.2	19.0
Operating income	(0.4%	)	5.2%	7.2%

Comparison of Years Ended December 31, 2001, 2000, and 1999

Net Sales.  Our product sales decreased 18.6% in 2001 from 2000 to $96.2 million, but increased 12.2% in 2000 over 1999 to $118.2 million. Our product sales were $105.4 million in 1999.  Our service sales, which include customer support and installation services, increased 46.4% in 2001 over 2000 to $28.6 million and increased 74.0% in 2000 over 1999 to $19.5 million.  Our service sales in 1999 were $11.2 million.  Our lower product sales in 2001 reflect a decline in overall capital spending by our customers.  We experienced a very difficult and competitive operating environment during most of 2001.  This uncertainty was further complicated by the world events such as the terrorist attacks on the United States in September. The high level of economic uncertainty has led to an overall reduction in capital spending by United States businesses, including spending for technology. The growth in our service revenues between 1999 and 2001 reflects an increase in new maintenance contract sales and contract renewals by existing customers.  We derived approximately 9%, 13% and 15% of our sales from one customer during 2001, 2000 and 1999, respectively.  We cannot assure you that this customer will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 27.3% in 2001 from 26.3% in 2000 and 26.2% in 1999. Our gross profit improved over these years generally due to our increased sales of large, complex storage systems solutions and lower costs for obsolete inventory.  Similarly, product gross profit as a percentage of product sales increased to 26.8% in 2001 as compared to 26.1% in 2000 and 26.3% in 1999.  Service gross profit as a percentage of service sales increased to 28.9% in 2001 from 27.6% in 2000 and 25.1% in 1999.  The increase in gross profit rates for services reflects our ability to obtain higher margins on our integrated support services. Charges for excess and obsolete inventory in 2001, 2000 and 1999 of $344,000, $1.2 million and $456,000, respectively, adversely affected our gross profit.  In particular, during 2000, we disposed of excess, old generation inventories at liquidation values significantly below our acquisition cost.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs, advertising, promotion and hiring expenses. Sales and marketing expenses increased to $15.8 million in 2001 compared to $15.2 million in 2000 and $11.7 million in 1999. As a percentage of net sales, our sales and marketing expenses were 12.7% in 2001, 11.1% in 2000 and 10.0% in 1999.

The increase in sales and marketing expense as a percentage of our net sales and in absolute dollars from 1999 to 2000 resulted primarily from the hiring of additional field account executives as we continued to open new sales offices and expand our business and the increase in commissions commensurate with the increase in sales. New field account executives are usually less productive during their first two years than more seasoned sales personnel. The increase in sales expense as a percentage of sales and in absolute dollars from 2000 to 2001 resulted primarily from our new regional structure.  Under our new structure, we added regional sales directors and additional field account executives to provide for the future growth and expansion of our business.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $11.2 million in 2001 compared to $8.8 million in 2000 and $6.9 million in 1999. As a percentage of net sales, general and administrative expenses were 9.0% in 2001, 6.4% in 2000 and 5.9% in 1999. The increase in general and administrative expenses in both absolute dollars and as a percentage of net sales reflects the expanded costs of managing our business as well as sales office expansion during 2000 and 2001.  These increases include higher rents, communication expense and related facility charges for our regional offices and new headquarters.  In 2001, depreciation expense increased as we added new facilities and information systems.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We allocate engineering costs associated with installation services to our cost of service sales.  Engineering expenses increased to $5.3 million in 2001 compared to $3.7 million in 2000 and  $2.6 million in 1999. Engineering expenses as a percentage of net sales were 4.2% in 2001, 2.7% in 2000 and 2.2% in 1999.  The increase in engineering expenses in both absolute dollars and as a percentage of net sales is primarily due to our investment in a new regional structure, including the hiring of regional engineering directors and additional field engineers.  We also attribute the increase to competitive salary increases for our existing engineers, travel expenses related to the geographic expansion of our business and costs for engineering laboratory equipment to support the testing and training needs of our engineering staff.

Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets increased to $2.3 million in 2001 compared to $1.0 million in 2000 and $807,000 in 1999.  These increases relate to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000.  In 2002, we expect our amortization expense to decrease by $1.2 million from 2001 due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets.  This Statement requires that we  no longer amortize goodwill and intangible assets with indefinite lives, but instead test for impairment annually or whenever impairment is indicated.  For more information, see Note 2 of the Notes to our Financial Statements.

Offering Costs.  During the second quarter of 2000, we expensed approximately $381,000 of costs for a proposed second public offering of our common stock, which was withdrawn due to market conditions. We incurred expenses of approximately $173,000 in the first quarter of 1999 in conjunction with our initial public offering. This offering was twice delayed by market conditions. As required, we expensed these previously deferred costs each time we determined that the offerings would be delayed more than 90 days.

Operating (Loss) Income. We incurred an operating loss of $517,000 in 2001 compared to operating income of $7.1 million in 2000. Operating income decreased 15.3% in 2000 from $8.4 million in 1999. The decrease in operating income was principally attributable to our sales decline under difficult economic conditions combined with an increase in our operating expenses in the anticipation of revenue growth and market share gains.

Income Taxes.  Until August 1999, when we became a public company, we were an S corporation and were not taxed on our income. We provided for income taxes of $115,000 in 2001, $3.1 million in 2000, and $897,000 in 1999. Our 1999 income tax expense resulted from the taxable income we generated after our August 1999 initial public offering and the tax effect of the 1998 merger of DCSI into Datalink. For more information, see Note 4 of the Notes to our Financial Statements.  Even though we generated an operating loss in 2001, we still incurred income tax expense which reflects permanent differences, such as non-deductible goodwill amortization, between our reported and taxable income as well as state taxes.

Cumulative Effect of Change in Accounting Principle.  As described in the overview above, in the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000, to our revenue recognition policies to comply with the provisions of SEC Staff Accounting Bulletin No. 101.  See Note 2 of the Notes to our Financial Statements.

Quarterly Results and Seasonality

The following table sets forth our unaudited quarterly financial data for each quarter of 2001 and 2000. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2001				2000
	Mar. 31	Jun. 30	Sep. 30	Dec.31	Mar.31	Jun.30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$40,899	$26,992	$32,244	$24,649	$27,998	$34,911	$36,292	$38,568
Gross profit	11,069	7,472	9,269	6,253	7,686	9,840	8,639	10,135
Operating income (loss)	1,786	(1,087)	788	(2,004)	1,481	2,261	2,566	818
Net income (loss)	1,076	(623)	290	(1,248)	166	1,406	1,561	502

We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, delays in storage system installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, our ability to integrate any acquired businesses, trends in the enterprise-class information storage industry in general, the geographic and industry specific market in which we are currently active, or may be in the future, and the opening of new field offices. In addition, current economic conditions and competition also affect our customers’ decisions to place orders with us.

Liquidity and Capital Resources

Historically, we have financed our operations and capital requirements through cash flows generated from operations, supplemental bank borrowings and the proceeds from our initial public offering. Our working capital was $10.7 million at December 31, 2001 as compared to $11.7 million at December 31, 2000. Our current ratio was 1.5:1 at December 31, 2001 as compared to 1.4:1 at December 31, 2000. At December 31, 2001, our cash and cash equivalents balance was $5.8 million.

Cash provided by operating activities for 2001 was $5.6 million as compared to $10.6 million in 2000 and $3.5 million in 1999. The cash provided in 2001 resulted primarily from a reduction in inventories of $4.3 million and a reduction in shipped but not installed inventories of $3.9 million, offset by a decrease in payables of $4.5 million. The reduction in inventories for 2001 resulted from our increased efforts to optimize our inventory levels and to complete the installation of products for customers at year-end.  The cash provided by operating activities in 2000 resulted primarily from our net income and a reduction in accounts receivable and increases in accounts payable, partially offset by an increase in inventories.  Cash provided by operations in 1999 reflected our increasing sales and net income, partially offset by increased accounts receivable and inventories due to the increase in net revenues.

Cash used in investing activities during 2001 was $4.0 million as compared to $11.4 million in 2000 and $1.1 million in 1999. In 2001, we purchased furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and invested in our new information and phone systems and engineering laboratory equipment. Our 2000 uses reflected expenditures for engineering and lab equipment, the purchase of land adjacent to our new corporate headquarters facility and a $500,000 deposit on the new corporate headquarters that we began leasing in June 2001. The 2000 uses also included $7.5 million to acquire the data storage and services business of OpenSystems.com, Inc.  1999 uses of cash were related to the purchases of computer equipment and upgrades, leasehold improvements and furniture and fixtures.

Cash used in financing activities during 2001 was $342,000 as compared to $1.2 million in 2000.  In 2001, we made a scheduled payment of $705,000 on a note due to a former S corporation stockholder, which was partially offset by $363,000 of proceeds from our employee stock purchase plan and stock option exercises.  In 2000, we used $884,000 to make a final dividend distribution to the ten pre-initial public offering stockholders related to their tax liabilities.  We also made a scheduled payment of $705,000 on the former S corporation shareholder’s note.  These uses were partially offset by $388,000 of proceeds from stock purchases under our employee stock purchase plan.  Cash provided by financing activities was $1.3 million in 1999. In 1999, net proceeds of $18.2 million from the issuance of common stock related to our public offering were offset, in part, by net repayments of borrowings of $3.2 million and $12.8 million of dividend distributions paid to our ten pre-initial public offering stockholders, $3.7 million of which enabled stockholders to pay their income tax liabilities resulting from our S corporation taxable income. The remaining $9.1 million dividend distribution to these stockholders represented all previously taxed, but undistributed, S corporation earnings.

In February 2002, we amended our credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential business acquisitions and a $5 million revolving line of credit for financing our working capital needs.  The term of the agreement ends June 30, 2002.  Borrowings under the lines of credit are secured by our accounts receivable and inventory and are subject to certain financial and operating covenants, including covenants that require us to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability.  We had no outstanding borrowings as of December 31, 2001.  For more information, see Note 3 of the Notes to our Financial Statements.

In 2001, we signed an 11-year non-cancelable lease for our new corporate headquarters in Chanhassen, Minnesota.  The lease requires base rental payments of approximately $1.0 million in the first year and $1.3 million for each subsequent year. For more information, see Note 5 of the Notes to our Financial Statements.

In February 1999, we redeemed 1,095,720 shares of common stock held by one of our former stockholders and issued him a $3.0 million note payable in four installments through February 2002. We made principal payments of $906,000, $705,000 and $705,000 on this note in August 1999, February 2000 and February 2001, respectively.  We made our final payment on this note in February 2002, leaving Datalink with no outstanding funded debt.

In November 2000, we purchased the data storage and service business of OpenSystems.com, Inc. for $7.0 million cash and 79,177 shares of our common stock.  We agreed to pay an additional $2.5 million in cash if particular 2001 revenue targets for the acquired business had been met.  The revenue targets were not met in 2001, therefore no amounts are due.

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months. We are planning for $1.7 to $2.0 million of capital expenditures through 2002 primarily related to the implementation of our customer relationship management information system.

Critical Accounting Policies

Revenue recognition — As discussed in Note 2 of the Notes to our Financial Statements, we recognize revenues from hardware and software product sales only after substantially all installation services have been completed and the product is functioning properly rather than upon shipment.  We believe this policy minimizes management's judgments over the timing and extent of revenue recognition.  Although the policy that we adopted on January 1, 2001 contains very specific guidelines for measuring revenue, certain judgments do affect the application of our revenue policy, such as evaluating multiple element arrangements.

Inventory — We periodically review, estimate and adjust our reserves for obsolete or unmarketable inventory equal to the difference between the inventory cost and the estimated market value based upon assumptions about future demand and market conditions.

Recent Accounting Pronouncements

Amortization of Goodwill.  In June 2001, FASB approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  For all business combinations initiated after June 30, 2001, these Statements require the use of the purchase, rather than the pooling, method of accounting.  Intangible assets acquired in a business combination are recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

The Statements also provide that effective January 1, 2002, goodwill is no longer amortized.  Instead, goodwill and intangible assets with indefinite lives are generally tested for impairment annually and whenever there is an impairment indicator.  All acquired goodwill is assigned to reporting units for purposes of impairment testing.

We do not expect to incur any transitional goodwill impairment losses on our unamortized goodwill balances upon adoption of these Statements, which totaled $4.8 million at December 31, 2001.  Effective January 1, 2002, we ceased amortization of our goodwill.  Amortization of goodwill was $1.2 million in 2001.  However, we will perform impairment analyses of our goodwill whenever we believe it is impaired.  If the undiscounted cash flows, without interest or tax charges, are less than the carrying value of the assets under impairment review, we will write the assets down to fair market value.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is further impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We will continue to amortize other identified intangibles with determinable lives, which totaled $3.2 million at December 31, 2001.

Long-Lived Assets.  In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.  However, we will perform impairment analyses of our long-lived assets whenever we believe they are impaired.  If the undiscounted cash flows, without interest or tax charges, are less than the carrying value of the assets under impairment review, we will write the assets down to fair market value.  Future events could cause us to conclude that impairment indicators exist and that long-lived assets are further impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Use of Derivatives and Hedging Activities.  In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contract, and for hedging activities.  SFAS 137 as amended by SFAS No. 138 became effective for us in the first quarter of 2001.  The adoption of SFAS 133 did not have any impact on our financial position or results of operations.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

RISK FACTORS

Current economic conditions adversely impact our revenues and profits.

During 2001 and continuing to the present, we have experienced a very difficult and competitive operating environment.  This uncertainty was further complicated by the world events such as the terrorist attacks on the United States in September 2001.  The high level of economic uncertainty has led to an overall reduction in capital spending, including spending for technology.  Some of our customers have canceled or delayed planned purchases.  Others have replaced large storage solution installation projects with smaller, piecemeal projects that carry lower profit margins for us.  Competition for available business has also affected our margins.  We cannot predict the continuing effect of current economic conditions on our business.  If our revenues and cash flows continue to be adversely affected, we may need to reduce our expenses or personnel.  This could adversely affect our ability to capitalize on future technology spending by our customers at such time as economic conditions improve.

Competition could prevent us from increasing or sustaining our revenues or profitability.

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

In addition, most of our customers already employ in-house technical staffs. To the extent a customer’s in-house technical staff develops sophisticated storage systems expertise, the customer may be less likely to seek our services. Further, we compete with storage service providers who manage, store and backup their customers’ data at off-site, networked data storage locations.

Our growth plans depend in part on our ability to successfully complete acquisitions.

As part of our growth plan, we intend to continue to pursue strategic acquisitions of businesses that give us access to additional qualified technical personnel and either expand or complement our business. To date we have completed two such acquisitions.  However, our last acquisition was in November 2000 and we cannot assure any further acquisitions.  If we do not make more suitable acquisitions, we will find it more difficult to realize our growth objectives.

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

Our business depends on our ability to hire and retain scarce technical personnel.

Our future operating results depend upon our ability to attract, retain and motivate qualified engineers with enterprise-class information storage solutions experience. If we fail to recruit and retain additional engineering personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

We derive a large percentage of our revenues from a small number of customers.

In 2001, we derived 9% of our revenues from one customer, and our top five customers collectively accounted for 21% of our revenues. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

Our revenue recognition policies unpredictably defer reporting of our revenues.

We increasingly sell complex enterprise-class information storage solutions.  We do not recognize revenues from our sale of hardware and software products to our customers until we complete our required installation or configuration of these products.  Installation and configuration of these solutions requires significant coordination with our customers and vendors.  Therefore, even if we have shipped all products to our customers, we may be unable to control the timing of product installation and configuration.  These delays prevent us from recognizing revenue on products we ship and may adversely affect our quarterly reported revenues.  As a result, our stock price may decline.

Future goodwill impairment may unpredictably affect our financial results.

Under new SEC accounting rules, we no longer amortize goodwill.  Instead, we perform impairment analyses of our goodwill whenever we believe it is impaired.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is further impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We rely on only a few key suppliers and would suffer materially if we could not obtain their products.

We rely on our close relationships with our suppliers to provide access to products and new technology necessary to design and implement leading-edge enterprise-class information storage solutions for our customers. We do not have long-term supply contracts with any of our suppliers. In many instances, we rely upon only one or two suppliers for each of our key products. Our reliance on these suppliers leaves us vulnerable to an inadequate supply of required products, price increases, late deliveries and poor product quality. Disruption or termination of the supply of products from our suppliers for any reason would likely prevent or delay our shipments to our customers. Our customers expect reliable and prompt service from us. If we cannot obtain necessary components, or the components we obtain are unreliable or unexpectedly expensive, we will not meet our customers’ expectations. If we cannot meet our customers’ expectations, our business will suffer considerably.

We generally do not have employment agreements with our key employees.

Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many who have substantial experience in our industry and would be difficult to replace. In general, we do not have employment, non-competition or nondisclosure agreements with our officers or employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.  We do not have employment, non-competition or non-disclosure agreements with any of our executive officers or employees, other than non-competition agreements entered into in connection with the acquisition of Direct Connect Systems, Inc. and non-competition agreements assigned to us in connection with the acquisition of certain assets of OpenSystems.com, Inc.

If we cannot effectively manage our future growth, our business may suffer.

Our planned growth and expansion, if realized in light of current economic conditions, would place a significant strain on our administrative, operational and financial resources. This growth may also increase demands on our professional and technical services, sales, marketing and customer service and support functions. Our planned geographic expansion may exacerbate these challenges and require us to hire, train, motivate and manage new management, technical, sales and administrative employees. If we manage this planned growth poorly, we may be unable to continue to provide our customers with the high level of technical service and expertise they expect from us. This failure would harm our reputation, hamper our ability to grow and adversely affect our financial condition and stock price.

In addition, our planned geographic expansion, if realized in light of current economic conditions, will increase our costs and make it more difficult to manage our operations. As a result, we may not achieve commercial success or maintain client service and support at historic levels. If we fail to manage our growth and generate sufficient revenues to offset the additional costs of geographical expansion, our profitability, financial condition and stock price will likely suffer.

If the data storage industry fails to develop compelling new storage technologies, our business may suffer.

Rapid and complex technological change, frequent new product introductions and evolving industry standards increase demand for our services. Because of this, our future success depends in part on the data storage industry’s ability to continue to develop leading-edge storage technology solutions. Our customers utilize our services in part because they know that newer technologies offer them significant benefits over the older technologies they are using. If the data storage industry ceases to develop compelling new storage solutions, or if a single data storage standard becomes widely accepted and implemented, it will be more difficult to sell new data storage systems to our customers.

Our long sales cycle may cause fluctuating operating results, which may adversely affect our stock price.

Our sales cycle is typically long and unpredictable, making it difficult to plan our business. Current economic conditions have increased this uncertainty.  Our long sales cycle requires us to invest resources in potential projects that may not occur. In addition, our long and unpredictable sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

Control by our existing stockholders could discourage the potential acquisition of our business.

Currently, our executive officers, directors and 5% or greater stockholders and their affiliates beneficially own approximately 65% of our outstanding common stock. Acting together, these insiders could elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Our stock price is volatile.

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

•                                        changes in estimates by securities analysts of our future financial performance; and

•                                        general market conditions.

In addition, the stock market has recently experienced significant downward price fluctuations. Over the past several years, companies in the technology sector, such as Datalink, have experienced more stock price volatility than companies in other sectors of the market and may be more vulnerable to price declines in the event of a general market decline.

We may be liable for warranty claims.

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

Our governing documents and Minnesota law may discourage the potential acquisitions of our business.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we do not believe that we have any material market risk exposure. Therefore, no quantitative tabular disclosures are required.

The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

Interest rate risk.  As of December 31, 2001, we had $5.8 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our financial results.

Foreign currency exchange rate risk.  We develop and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Public Accountants

To Datalink Corporation:

We have audited the accompanying balance sheet of Datalink Corporation (a Minnesota corporation) as of December 31, 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Minneapolis, Minnesota
February 8, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Datalink Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Datalink Corporation and its subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 relating to revenue recognition.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 13, 2001

DATALINK CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$5,846	$4,542
Accounts receivable, net	15,127	16,255
Inventories	3,885	8,162
Inventories shipped but not installed	2,922	6,790
Income tax receivable	1,610	—
Deferred income taxes	1,435	2,401
Other current assets	289	744
Total current assets	31,114	38,894
Property and equipment, net	6,341	6,434
Goodwill and other intangibles, net	8,723	10,811
Other	590	333
Total assets	$46,768	$56,472

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,210	$19,664
Accrued commissions	889	1,781
Accrued sales and use tax	709	1,166
Accrued expenses, other	583	1,074
Income taxes payable	—	518
Note payable to former stockholder, current portion	704	705
Deferred revenue	2,290	2,291

Total current liabilities	20,385	27,199
Note payable to former stockholder, less current portion	—	704
Obligation for construction in progress	—	1,968
Deferred rent	269	—
Deferred income taxes	—	464
Total current liabilities	20,654	30,335

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,951,343 and 8,895,850 shares issued and outstanding as of December 31, 2001 and 2000, respectively	9	9
Additional paid-in capital	20,205	19,723
Retained earnings	5,900	6,405
Total stockholders’ equity	26,114	26,137
Total liabilities and stockholders’ equity	$46,768	$56,472

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Net Sales:
Product sales	$96,188	$118,233	$105,373
Service sales	28,596	19,536	11,230
Total net sales	124,784	137,769	116,603

Cost of sales:
Cost of product sales	70,393	87,321	77,623
Cost of services	20,328	14,148	8,411
Total cost of sales	90,721	101,469	86,034
Gross profit	34,063	36,300	30,569
Operating expenses:
Sales and marketing	15,836	15,230	11,702
General and administrative	11,221	8,792	6,883
Engineering	5,259	3,745	2,594
Amortization of goodwill and other intangibles	2,264	1,026	807
Offering costs	—	381	173
Operating (loss) income	(517)	7,126	8,410
Interest income (expense), net	127	311	(141)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(390)	7,437	8,269
Income tax expense	115	3,049	897
(Loss) income before cumulative effect of a change in accounting principle	(505)	4,388	7,372
Cumulative impact of change in accounting principle, net of income taxes	—	(753)	—
Net (loss) income	$(505)	$3,635	$7,372

Net (loss) income per share, basic:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.06)	$0.50	$1.01
Loss per share from the cumulative effect of a change in accounting principle	—	(0.09)	—
Net (loss) income per share	$(0.06)	$0.41	$1.01

Net (loss) income per share, diluted:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.06)	$0.48	$0.99
Loss per share from the cumulative effect of a change in accounting principle	—	(0.08)	—
Net (loss) income per share	$(0.06)	$0.40	$0.99

Weighted average shares outstanding:

Basic	8,921	8,794	7,295
Diluted	8,921	9,166	7,437

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balances, December 31, 1998	7,100	$—	$—	$(6,979)	$(6,979)
Net income	—	—	—	7,372	7,372
Cash dividends of $0.14 per share	—	—	—	(998)	(998)
Repurchase of common stock	(1,096)	—	—	(3,020)	(3,020)
Cash dividends of $0.44 per share	—	—	—	(2,648)	(2,648)
Accretion of common stock value	—	—	—	(3,456)	(3,456)
Termination of put options	—	6	—	22,510	22,516
Common shares issued for cash less $2,321 offering costs	2,702	3	18,213	—	18,216
Issuance of additional shares in acquisition	67	—	—	—	—
Distribution of previously taxed, but undistributed S corporation earnings	—	—	—	(9,128)	(9,128)
Cash dividend payable to S corporation stockholders	—	—	—	(744)	(744)
Balances, December 31, 1999	8,773	9	18,213	2,909	21,131
Net income	—	—	—	3,635	3,635
Compensation expense related to stock options	—	—	122	—	122
Common shares issued under employee stock purchase plan and stock option plans	44	—	388	—	388
Issuance of shares in acquisition (Note 8)	79	—	1,000	—	1,000
Cash dividend paid to S corporation stockholders	—	—	—	(139)	(139)
Balances, December 31, 2000	8,896	9	19,723	6,405	26,137
Net loss	—	—	—	(505)	(505)
Compensation expense related to stock options	—	—	119	—	119
Common shares issued under employee stock purchase plan and stock option plans	55	—	363	—	363
Balances, December 31, 2001	8,951	$9	$20,205	$5,900	$26,114

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net (loss) income	$(505)	$3,635	$7,372
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debts	115	89	202
Cumulative effect of change in accounting principle	—	754	—
Depreciation and amortization	2,425	1,471	1,040
Amortization of intangibles	2,264	1,026	826
Deferred income taxes	305	(1,563)	(716)
Deferred rent	269	—	—
Stock compensation expense	119	122	—
Changes in operating assets and liabilities:
Accounts receivable	1,013	(2,825)	(3,844)
Inventories	8,145	(1,440)	(2,833)
Other current assets	(45)	117	(97)
Other assets	(60)	(108)	(70)
Accounts payable	(4,454)	5,969	442
Accrued expenses	(1,840)	1,704	622
Income taxes	(2,128)	295	257
Deferred revenue	(1)	1,360	293
Net cash provided by operating activities	5,622	10,606	3,494
Cash flows from investing activities:
Purchase of property and equipment	(4,300)	(3,371)	(1,088)
Deposit on lease arrangement	500	(500)	—
Net assets acquired, net of cash acquired	(176)	(7,495)	—
Net cash used in investing activities	(3,976)	(11,366)	(1,088)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	5,335	74,064
Principal payments on line of credit	—	(5,335)	(77,274)
Proceeds from issuance of common stock, net	363	388	18,215
Distributions paid	—	(883)	(12,774)
Payments of notes payable to former stockholder	(705)	(705)	(906)
Principal payments on capital lease obligations	—	(13)	(14)
Net cash (used in) provided by financing activities	(342)	(1,213)	1,311
Increase (decrease) in cash and cash equivalents	1,304	(1,973)	3,717
Cash and cash equivalents, beginning of period	4,542	6,515	2,798
Cash and cash equivalents, end of period	$5,846	$4,542	$6,515

Supplementary Cash Flow Information:

Cash paid for interest	$132	$95	$251
Cash paid for income taxes	1,936	4,000	1,400
Significant noncash financing and investing transactions:	—	—	—
Stock issued to purchase certain assets of OpenSystems.com, Inc.	—	1,000
Stock issued to purchase DCSI	—	—	67
Obligation for construction in progress	(1,968)	1,968	—
Repurchase of stock in exchange for note	—	—	3,020

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Description of Business:

Datalink Corporation (the “Company”) is an independent architect of enterprise-class information storage infrastructures. The Company derives its revenues principally from designing and installing data storage systems. The Company’s solutions can include hardware products, such as disk arrays, tape systems, interconnection components, and storage management software products. The Company is frequently engaged to provide assistance in the installation of solutions and to provide support services subsequent to the installation. Occasionally, the Company is engaged for consulting services.

The Company views its operations and manages its business as one segment, the design and installation of high-end enterprise-class information storage solutions. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. During 2001, 2000 and 1999, net sales to one customer totaled 9%, 15% and 13% of total net sales, respectively.

2. Summary of Significant Accounting Policies:

Cash Equivalents:

Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value.

Accounts Receivable, net:

Accounts receivable are recorded net of the reserve for doubtful accounts of $164,000 and $75,000 at December 31, 2001 and 2000, respectively.

Inventories:

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, that are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

Property and Equipment:

Property and equipment, including purchased software, are stated at cost. Depreciation and amortization are provided by charges to operations using the straight-line method over the estimated useful lives of the assets (ranging from 2 to 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. The costs and related accumulated depreciation and amortization on asset disposals are removed from the accounts and any gain or loss is included in operations. Major renewals and betterments are capitalized, while maintenance and repairs are charged to current operations when incurred.

	December 31,
	2001	2000
	(In thousands)
Property and equipment:
Land	$384	$384
Construction in process	588	1,968
Leasehold improvements	538	442
Equipment	3,732	2,950
Computers and software	5,900	4,404
	11,142	10,148
Less accumulated depreciation and amortization	4,801	3,714
	$6,341	$6,434

During 2000, the Company began the implementation of a new customer relationship management (CRM) application suite. The Company capitalized costs of the implementation of $1.0 million in 2001 and $624,000 in 2000.  Amounts are being amortized over a period of 3 years from the date they are available for use.  Amortization of software costs was $139,000 in 2001.

Goodwill and Other Intangibles:

Identifiable intangible assets and goodwill are amortized on a straight–line basis over their estimated useful lives of 3 to 7 years.

	December 31,
	2001	2000
	(In thousands)
Intangibles:
Customer lists	$4,300	$4,300
Noncompetition agreements	500	500
Assembled workforce	1,190	1,190
Trademark and tradename	450	450
Goodwill	6,756	6,580
	13,231	13,020
Less accumulated amortization	4,473	2,209
	$8,723	$10,811

Valuation of Long-Lived Assets:

The Company periodically (at least quarterly) analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles.

Income Taxes:

Concurrent with the closing of its initial public offering on August 6, 1999, the Company terminated its status as an S corporation. Accordingly, the Company’s income is subject to state and federal income taxes. The Company calculates income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount the Company expects to realize. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

In December 1999, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” which clarified the SEC staff’s views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company now recognizes revenue from hardware and software product sales when it completes its installation and configuration services or after the customer has accepted products under evaluation. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings on that date of $753,000 representing the cumulative effect, net of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

The Company recognizes installation and consulting service revenue as it renders these services.

The Company also sells service contracts to most of its customers.  These contracts are support service agreements.  The Company has an internal support desk to provide integrated customer support services.  The Company fulfills on-site assistance by purchasing support service agreements for customers from the hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor when necessary. Revenues and direct costs resulting from these contracts are deferred and amortized into operations over the term of the contracts, which are generally twelve months.  The Company is contractually obligated to provide or arrange to provide these underlying support services to its customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contract.

The following table presents the estimated consolidated results of operations of the Company on an unaudited proforma basis as if SAB No. 101 guidance had been effective in 1999:

1999
(In thousands, except per share data)
Net sales	$117,770
Net income	$7,628
Net income per share, basic	$1.04
Net income per share, diluted	$1.03

Net sales, gross profit, net income and net income per share for the fourth quarter of 1999 would have been approximately $33.3 million, $8.8 million, $2.2 million and $0.31, respectively on an unaudited proforma basis if SAB No. 101 had been effective in that period.

Offering Costs:

The Company initially deferred costs related to its initial public offering incurred during the first quarter of 1999 totaling $173,000.  The Company expensed these costs during the first quarter of 1999, respectively, when the offering was delayed due to market conditions.

On March 7, 2000, the Company filed a registration statement with the SEC for a second public offering of 2,500,000 shares of its common stock. On May 15, 2000, the Company withdrew this registration statement due to market conditions. As required, the Company expensed the previously deferred costs of $381,000 related to the offering.

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. The impact of stock options have been included in the computation of diluted income per share, increasing the weighted average number of shares outstanding by 141,847 and 371,880 shares in 1999 and 2000, respectively. Due to the net loss in 2001, common stock equivalents of 62,564 were anti-dilutive to earnings and as a result were excluded from the calculation of diluted loss per share.

Comprehensive Income:

The Company’s comprehensive income is equal to its net income for all periods presented.

Recently Issued Accounting Standards:

In June 1999, the FASB issued Statement of Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  SFAS 137 as amended by SFAS No. 138 is effective for the Company in the first quarter of the year beginning January 1, 2001.  The adoption of SFAS 133 on January 1, 2001 did not have any impact on the Company’s consolidated financial position or results of operations.

In June 2001, FASB approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  For all business combinations initiated after June 30, 2001, these Statements require the use of the purchase, rather than the pooling, method of accounting.  Intangible assets acquired in a business combination are recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

The Statements also provide that effective January 1, 2002, goodwill is no longer amortized.  Instead, goodwill and intangible assets with indefinite lives are generally tested for impairment annually and whenever there is an impairment indicator.  All acquired goodwill is assigned to reporting units for purposes of impairment testing.

The Company does not expect to incur any transitional goodwill impairment losses on our unamortized goodwill balances upon adoption of these Statements, which totaled $4.8 million at December 31, 2001.  Effective January 1, 2002, the Company ceased amortization of goodwill.  Amortization of goodwill was $1.2 million in 2001.  The Company will continue to amortize other identified intangibles with determinable lives, which totaled $3.2 million at December 31, 2001.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company’s financial position or its results of operations.

3. Borrowing Arrangements:

Effective June 30, 2000, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a bank.  Under the terms of the Credit Agreement, the Company may borrow up to $10 million to be used for financing potential acquisitions, and $5 million for financing working capital needs. Borrowings under the Credit Agreement are collateralized by the accounts receivable and inventory of the Company and generally bear interest at the prime rate minus one percent. The Credit Agreement includes various covenants, including requirements to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability. The credit agreement was amended as of February 13, 2002 to modify existing covenants.  There were no borrowings under the credit agreement as of December 31, 2001.

4. Income Taxes:

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Current:
Federal	$(186)	$4,072	$1,267
State	(4)	540	346
Total current tax provision	(190)	4,612	1,613
Deferred:
Federal	250	(1,380)	(61)
State	55	(183)	11
Change in tax status–DCSI	—	—	(580)
Termination of S corporation	—	—	(86)
Total deferred tax benefit	305	(1,563)	(716)
Total income taxes	$115	$3,049	$897

The above table excludes a $523,000 income tax benefit allocated to and offset against the cumulative effect of a change in accounting principle in 2000 as discussed in Note 2.

In July 1998, the Company acquired the capital stock of Direct Connect Systems, Inc. (“DCSI”).  As of December 31, 1998, DCSI was a C corporation and accordingly, was subject to corporate income taxes. A provision for taxes resulting from the taxable income of DCSI for the period from July 15, 1998 through December 31, 1998 is included in the Company’s financial statements. Effective January 4, 1999, DCSI merged into the Company and, therefore, became part of the S corporation. Accordingly, effective January 4, 1999 at the time the Company was an S-corporation, none of the consolidated income of the Company was subject to corporate income taxes.  This resulted in a one-time tax benefit of $580,000 which is recorded as an offset against the Company’s net income tax expense for the year ended December 31, 1999.  On August 6, 1999, the Company terminated its status as an S corporation and established an $86,000 net deferred tax asset and recorded a related income tax benefit.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2001	2000
	(In thousands)
Current deferred tax asset:
Deferred revenue	$1,198	$2,135
Inventories	123	102
Accounts receivable allowances	105	106
Other	9	58
Total current deferred tax asset	1,435	2,401
Long-term deferred tax asset (liabilities):
Intangibles	417	(95)
Property and equipment	31	(118)
Total long-term deferred tax asset (liabilities)	448	(213)
Net deferred tax asset	$1,883	$2,188

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2001	2000	1999
Tax at U.S. statutory rates	34.0%	34.0%	34.0%
State income taxes, net of Federal benefit	4.5	4.5	4.9
Taxable income allocated to S corporation stockholders	—	—	(22.9)
Effect of changes in tax status on deferred taxes	—	—	(8.7)
Other, primarily goodwill amortization	(68.0)	2.5	3.5
Effective tax rate	(29.5% )	41.0%	10.8%

5. Lease Commitments:

The Company has 26 office locations throughout the United States.  Some of these locations are leased facilities under non-cancelable operating lease agreements.

In August 2000, the Company purchased the land adjacent to its new corporate headquarters for $384,000.  At December 31, 2000, the construction in progress of $2.0 million represents payments made by the developer for the construction of the Company’s new corporate headquarters to be leased by the Company beginning in June 2001.  A corresponding obligation for construction in progress of $2.0 million was recorded as a liability as of December 31, 2000.  Upon completion of the building and commencement of the lease term in June 2001, the asset and related obligation were removed from the Company’s balance sheet in accordance with accounting for the building as an operating lease.  The building functions as the Company’s corporate headquarters including the principal technical operations and the integration, assembly and support service operations.  It is located in a 104,000 square foot office and warehouse facility in Chanhassen, Minnesota.

The Company’s remaining 25 locations including sales and technical staff are small to medium sized offices.  Regional hubs are located within each of the Company's regions in the Northeast, Southeast, Great Lakes, Midwest, Southwest, and West.

As of December 31, 2001, future minimum lease payments due under non-cancelable operating leases are as follows:

Year Ended	Total
(In thousands)
2002	$2,121
2003	2,172
2004	2,020
2005	1,894
2006	1,779
Future	7,177
$17,163

Total rent expense, including certain lessor operating costs charged to the Company, is as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Related party	$112	$323	$317
Other	2,080	792	438
	$2,192	$1,115	$755

6. Employee Benefit Plan:

The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. The Company is required to match 50% of an employee’s contribution up to the first 6% of an employee’s eligible compensation. The cost of the Company’s contributions to the 401(k) portion of the plan for 2001, 2000 and 1999, was  $428,000, $349,000 and $270,000, respectively.

Prior to the initial public offering on August 6, 1999 at the discretion of the Board of Directors, the Company was also able to make profit sharing contributions to the plan, to the extent permitted by the Internal Revenue Code. The cost of the Company’s profit sharing contributions to the plan for 1999 was $317,000.

7. Stockholders’ Equity:

Common Stock Buy-Sell Agreement:

Prior to the Company’s initial public offering (the “Offering”), the Company and all of its stockholders had entered into Stock Purchase Agreements (the “Agreements”) that restricted the right of each stockholder to dispose of or encumber any shares of the Company’s common stock and dictated terms for transfer of the shares. Upon the death, disability or termination of employment, each stockholder was required to put his or her shares to the Company, and the Company was obligated to purchase all shares owned by that stockholder at a price determined pursuant to terms of the Agreements. In connection therewith, the value of the common stock subject to put options had been accreted to the value determined according to terms of the Agreements. Effective August 6, 1999, in conjunction with the Offering, the put options were terminated and the carrying value of the common stock subject to the put options totaling $22.5 million was reclassified to stockholders’ equity.

Effective February 28, 1999, the Company redeemed 1,095,720 shares held by a former stockholder under terms of the Agreements. Pursuant to the terms of the Agreements, the Company issued a $3 million note payable to this former stockholder. The note provides for interest on the outstanding balance at the prime rate beginning August 28, 1999. A principal payment of $906,000 was made on August 28, 1999.  Two principal payments of $705,000 each were made on February 28, 2000 and 2001 with the remaining principal balance due in one installment of $704,000 plus any accrued interest on February 28, 2002. As of December 31, 1999, 2000 and 2001, the Company is the owner and beneficiary of a term life insurance policy with a face value of $2.1 million, $1.4 million, and $704,000, respectively insuring the life of this stockholder.

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan (the “Incentive Plan”), 1,183,727 of which were available for grant as of December 31, 2001. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share–based awards as determined by the Company’s Compensation Committee (the “Committee”).

The Company has also reserved 250,000 shares of common stock for issuance pursuant to the Company’s Employee Stock Purchase Plan. Under terms of the Employee Stock Purchase Plan, eligible employees may designate up to 15% of their compensation to be withheld through payroll deductions and will be granted an option to purchase a designated number of shares of common stock at a purchase price determined by the Committee, but at no less than 85% of the lower of the market price on the first or last day of the purchase period.

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”), subject to shareholder approval.  The terms of the Director Plan allow for stock option grants to non-employee members of the Board of Directors.  The Company has reserved 300,000 shares of common stock for issuance pursuant to the Company’s 2000 Director Stock Option Plan. During 2001 and 2000, the Company granted 49,750 and 7,500 stock options to Directors with an exercise price below the fair market value of common stock at the date of grant.  The compensation expense recorded was $27,000 and $15,000 in 2001 and 2000, respectively.

Stock Options:

The following table summarizes activity under the Company’s stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 1998	—	—	—
Options granted	824,350	$7.50 - $19.63	$7.96
Options exercised	—	—	—
Options cancelled	(82,125)	$7.50	$7.50
Balance, December 31, 1999	742,225	$7.50 - $19.63	$8.02
Options granted	488,432	$8.50 - $25.38	$15.98
Options exercised	(29,951)	$7.50	$7.50
Options cancelled	(148,915)	$7.50 - $25.38	$11.82
Balance, December 31, 2000	1,051,791	$7.50 - $25.38	$11.19
Options granted	1,027,650	$2.60 - $15.25	$7.05
Options exercised	(11,530)	$7.50	$7.50
Options cancelled	(251,638)	$3.46 - $20.88	$10.35
Balance, December 31, 2001	1,816,273	$2.60 - $25.38	$10.05

Options exercisable as of December 31, 2001	404,518	$2.60 - $25.38	$8.24

The following is a summary of options outstanding at December 31, 2001:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
322,804	$ 2.60 - $5.08	$3.47	9.8
529,147	$ 5.09 - $7.61	$7.32	7.9
552,335	$ 7.62 - $10.15	$8.83	9.1
118,025	$ 10.16 - $12.69	$11.78	8.4
61,550	$ 12.70 - $15.23	$14.48	8.5
34,200	$ 15.24 - $17.76	$16.14	8.2
194,712	$ 17.77 - $20.30	$18.31	8.0
3,500	$ 20.31 - $25.38	$25.38	8.2
1,816,273	$ 2.60 - $25.38	$10.05	8.7

The following is a summary of options granted at an exercise price that differs from the market price of the stock on the grant date:

	Stock Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Exercise Price Per Share
December 31, 1999
Option price equals fair market value	776,950	$7.50 - $17.50	$7.67
Option price less than fair market value	47,400	$10.88 - $19.63	$12.73
Options granted	824,350	$7.50 - $19.63	$8.13

December 31, 2000
Option price equals fair market value	387,982	$8.50 - $25.38	$12.29
Option price greater than fair market value	4,500	$19.88	$15.05
Option price less than fair market value	95,950	$10.69 - $20.00	$13.35
Options granted	488,432	$8.50 - $25.37	$12.53

December 31, 2001
Option price equals fair market value	977,900	$3.46 - $11.63	$6.92
Option price less than fair market value	49,750	$2.60 - $15.25	$9.46
Options granted	1,027,650	$2.60 - $15.25	$7.05

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

During 2000 and 1999, the Company issued 135,850 options with an exercise price below the fair market value of common stock at the date of grant.  The intrinsic value of the options is being recorded to compensation expense over the vesting period, generally four years.  During 2001 and 2000, $119,000 and $122,000, respectively, of compensation expense was recorded related to these options.  As of December 31, 2001 and 2000, there was $246,000 and $365,000, respectively, of compensation expense related to these options that will be recognized in future periods.

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income (loss) and basic income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
	(In thousands, except for per share data)
Net income:
As reported	$(505)	$3,635	$7,372
Pro forma	$(1,383)	$3,023	$6,821
Basic earnings per share
As reported	$(0.06)	$0.41	$1.01
Pro forma	$(0.16)	$0.34	$0.94
Diluted earnings per share
As reported	$(0.06)	$0.40	$0.99
Pro forma	$(0.16)	$0.33	$0.92

The weighted-average fair values per option at the date of grant were $12.53 and $7.05 for 2000 and 2001, respectively. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rates	4.31% - 5.73%	5.36% - 6.57%	5.97% - 6.49%
Expected dividend yield	0	0	0
Expected volatility factor	107%	95%	80%
Expected option holding period	5 years	5 years	5 years

8. OpenSystems.com, Inc. Acquisition

On November 10, 2000, the Company acquired certain assets of the data storage and service business of OpenSystems.com, Inc., a Walpole, Massachusetts-based firm engaged in the resale and installation of data storage solutions.  Under the terms of the sale agreement, the Company agreed to pay $7 million in cash and issue 79,177 shares of its common stock for these assets. Additionally, the Company would have been required to pay $2.5 million of cash consideration to the seller if certain revenue targets were met in 2001.  Since the revenue targets were not met in 2001, no payment was made.

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

Cash and fair value of Company’s common stock issued	$8,000
Direct acquisition costs	495
Total purchase price	$8,495

Estimated fair value of tangible assets acquired	$70
Estimated fair value of identifiable intangible assets	4,300
Goodwill	4,125
$8,495

The purchase price allocated to intangible assets and goodwill and their respective amortization periods are as follows:

	Allocation	Estimated Life
	(In thousands)
Customer base	$3,600	5 years
Assembled workforce	700	4 years
Goodwill	4,125	7 years

The following unaudited pro forma condensed results of operations have been prepared to give effect to the acquisition of the data and service business of OpenSystems.com as if the acquisition occurred as of January 1, 1999:

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

9. Quarterly Financial Information (unaudited)

2001	March 31	June 30	Sept 30	Dec 31
	(In thousands)
Net sales	$40,899	$26,992	$32,244	$24,649
Gross profit	11,069	7,472	9,269	6,253
Operating income (loss)	1,786	(1,087)	788	(2,004)
Net income (loss)	1,076	(623)	290	(1,248)
Net income per share — basic	0.12	(0.07)	0.03	(0.14)
Net income per share — diluted	0.12	(0.07)	0.03	(0.14)

2000
Net sales	$27,998	$34,911	$36,292	$38,568
Gross profit	7,686	9,840	8,639	10,135
Operating income	1,481	2,261	2,566	818
Cumulative impact of change in accounting principle, net of income tax	(753)	—	—	—
Net income	166	1,406	1,561	502
Net income per share — basic	0.10	0.16	0.18	0.06
Net income per share — diluted	0.10	0.15	0.17	0.06

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding executive officers required by Item 401 of Regulation S-K is included in “Executive Officers of the Registrant” in Part I of this form and is incorporated herein by reference. In addition, we will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “2001 Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2001. The information required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

The information set forth under the caption “Executive Compensation” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Outstanding Voting Securities and Voting Rights” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2001 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following documents are filed as part of this report:

1.            Financial Statements

Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

2.            Financial Statement Schedules.

The following financial statement schedule of Datalink Corporation, for the years ended 1999, 2000 and 2001 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

Description	Period	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts	2001	$75,037	$115,000	$25,643	$164,394
	2000	75,000	88,771	88,734	75,037
	1999	84,214	201,676	210,890	75,000

Allowance for Inventory Obsolescence	2001	$264,748	$344,000	$363,189	$245,559
	2000	482,961	1,175,889	1,394,002	264,748
	1999	40,000	455,728	12,867	482,961

(1)           Deductions reflect write-offs of customer accounts receivable, net of recoveries or disposals of inventories.

3.             Exhibits. The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.1	Employee Stock Purchase Plan	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	4
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	1
10.4	Form of Indemnification Agreement	1
10.5	Lease Agreement with Washington Avenue L.L.P.	1
10.6	Deferred Compensation Agreement with Stanley I. Clothier	1
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	1
10.8	Second Lease Agreement with Washington Avenue L.L.P.	1
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	1
10.10	Credit Agreement with Wells Fargo Bank Minneapolis, N.A.	3
10.11	Asset Purchase Agreement dated November 10, 2000 with OpenSystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to The Commission upon request)	2
10.12	Building Lease with Hoyt/DTLK LLC	3
10.13	Building Lease date April 27, 2001 with Hoyt/DTLK LLC	5
10.14	First amendment to credit agreement dated December 31, 2000 with Wells Fargo Bank Minneapolis, National Association	5
10.15	Second amendment to credit agreement dated June 20, 2001 with Wells Fargo Bank Minneapolis, National Association	6
10.16	Third amendment to credit agreement dated August 31, 2001 with Wells Fargo Bank Minneapolis, National Association	7
10.17	Fourth amendment to credit agreement dated February 13, 2002 with Wells Fargo Bank, National Association	Filed herewith
10.18	2000 Director Stock Option Plan	4
16.1	Letter from Hansen, Jergenson, Nergaard & Co., LLP regarding change in certifying accountant	1
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23.2	Consent of Arthur Andersen LLP	Filed herewith
99.1	Letter to SEC regarding Arthur Andersen LLP	Filed herewith

1)             Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1, Reg. No. 333–55935

2)             Incorporated by reference to the exhibit of the same number in the Company’s September 30, 2000 Form 10-Q.

3)             Incorporated by reference to the exhibit of the same number in the Company’s 2000 Form 10-K.

4)             Incorporated by reference to the Company’s 2000 Proxy Statement.

5)             Incorporated by reference to the exhibit of the same number in the Company’s March 31, 2001 Form 10-Q.

6)             Incorporated by reference to the exhibit of the same number in the Company’s June 30, 2001 Form 10-Q.

7)             Incorporated by reference to the exhibit of the same number in the Company’s March 31, 2001 Form 10-Q.

                (b)           Reports of Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

FINANCIAL STATEMENT SCHEDULES:

Report of Independent Public Accountants

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Datalink Corporation as of December 31, 2001 and for the year then ended included in this Form 10-K, and have issued our report thereon dated February 8, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The Schedule II – Valuation and Qualifying Accounts of Registrant is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements.  The information for the year ended December 31, 2001 in the Schedule II – Valuation and Qualifying Accounts of Registrant has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Minneapolis, Minnesota
February 8, 2002

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
Date: March 25, 2002
	By:	/s/ Greg R. Meland
Greg R. Meland, Chief Executive Officer

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Greg R. Meland	President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002

/s/ Daniel J. Kinsella	Chief Financial Officer (Principal Financial Officer)	March 25, 2002

/s/ Denise M. Westenfield	Corporate Controller (Principal Accounting Officer)	March 25, 2002

/s/ Paul F. Lidsky	Director	March 25, 2002

/s/ Margaret A. Loftus	Director	March 25, 2002

/s/ James E. Ousley	Director	March 25, 2002

/s/ Robert M. Price	Director	March 25, 2002