Form 10-Q
period 2002-03-31
DATALINK CORP
filed 2002-05-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2002

or

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

Yes ☒ No ☐

                As of May 8, 2001, 8,976,299 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of current economic conditions; competition and pricing pressures that may adversely affect our revenues and profits; our ability to hire and retain key technical and other personnel; our dependence on key suppliers; the strain placed on our resources by growth and expansion; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2002	December 31, 2001

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,705	$5,846
Accounts receivable, net	10,629	15,127
Inventories	3,720	3,885
Inventories shipped but not installed	1,687	2,922
Income tax receivable	299	1,610
Deferred income taxes, current portion	2,217	1,435
Other current assets	447	289
Total current assets	24,704	31,114
Property and equipment, net	6,067	6,341
Goodwill	5,500	5,500
Intangibles, net	2,992	3,223
Other assets	552	590
Total assets	$39,815	$46,768
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,072	$15,210
Accrued expenses	1,819	2,181
Note payable to former stockholder	—	704
Deferred revenue	2,670	2,290
Total current liabilities	14,561	20,385
Deferred rent	325	269
Total liabilities	14,886	20,654

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 8,963,345 and 8,951,343 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	9	9
Additional paid in capital	20,320	20,205
Retained earnings	4,600	5,900
Total stockholders’ equity	24,929	26,114
Total liabilities and stockholders’ equity	$39,815	$46,768

The accompanying notes are an integral part of these condensed financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net sales:
Products	$14,971	$33,892
Services	6,813	7,007
	21,784	40,899
Cost of sales:
Cost of products	11,349	24,884
Cost of services	4,932	4,946
	16,281	29,830
Gross profit	5,503	11,069
Operating expenses:
Sales and marketing	3,215	4,514
General and administrative	2,634	2,867
Engineering	1,517	1,313
Amortization of intangibles	231	589
	7,597	9,283
Income (loss) from operations	(2,094)	1,786
Interest income, net	18	38
Income (loss) before income taxes	(2,076)	1,824
Income tax expense (benefit)	(776)	748
Net income (loss)	$(1,300)	$1,076

Net income (loss) per share:
Basic	$(0.15)	$0.12
Fully diluted	$(0.15)	$0.12
Weighted average shares outstanding:
Basic	8,963	8,901
Fully diluted	8,963	9,041

The accompanying notes are an integral part of these condensed financial statements.

Datalink Corporation

Statements of Cash Flows

 (In thousands)

	Three Months Ended, March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,300)	$1,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	57	52
Depreciation	560	481
Amortization of intangibles	231	589
Deferred income taxes	(782)	387
Changes in operating assets and liabilities:
Accounts receivable	4,441	1,046
Inventories	1,400	5,769
Other current assets	(158)	(299)
Other assets	92	(32)
Accounts payable	(5,138)	(7,200)
Accrued expenses	(362)	(1,007)
Income taxes	1,311	(140)
Deferred revenue	380	230
Deferred rent	56	—
Net cash provided by operating activities	788	952
Cash flows from investing activities:
Net assets acquired, net of cash acquired	—	(142)
Purchase of property and equipment	(286)	(1,318)
Net cash used in investing activities	(286)	(1,460)
Cash flows from financing activities:
Proceeds from issuance of common stock	61	134
Payments on note payable to former stockholder	(704)	(704)
Net cash used in financing activities	(643)	(570)
Decrease in cash and cash equivalents	(141)	(1,078)
Cash and cash equivalents, beginning of period	5,846	4,542
Cash and cash equivalents, end of period	$5,705	$3,464

The accompanying notes are an integral part of these condensed financial statements.

Datalink Corporation

Notes To Condensed Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.             Basis of Presentation

The interim condensed financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

The condensed financial statements presented herein as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2.             Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.             Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares outstanding. Diluted net income (loss) per share includes the effect of common stock equivalents, if any, for each period. For the three month period ended March 31, 2002 and 2001, common stock equivalents of 1,830,000 and 504,000, respectively, were anti-dilutive to earnings and as a result were excluded from the calculation of diluted income (loss) per share.

4.             Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  For all business combinations initiated after June 30, 2001, these Statements require the use of the purchase, rather than the pooling, method of accounting.  Intangible assets acquired in a business combination are recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

The Statements also provide that effective January 1, 2002, goodwill is no longer amortized.  Instead, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator.  The Company performed an initial impairment test upon adoption of the new statement and determined that no impairment exists.  The following table presents a reconciliation of net income (loss) and income (loss) per share adjusted for the exclusion of goodwill, net of tax:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Reported net income (loss)	$(1,300)	$1,076
Add: Goodwill amortization, net of tax	—	188
Adjusted net income (loss)	$(1,300)	$1,264
Reported basic and diluted income (loss) per share	$(0.15)	$0.12
Add: Goodwill amortization, net of tax	—	0.02
Adjusted basic and diluted income (loss) per share	$(0.15)	$0.14

Information regarding the Company’s other intangible assets are as follows:

	As of March 31, 2002
	Carrying Amount	Accumulated Amortization	Net
Customer lists	$4,300	$1,520	$2,780
Trademark and name	450	238	212
	$4,750	$1,758	$2,992

Amortization expense for the three months ended March 31, 2002 was $231.  Estimated amortization expense for each of the succeeding fiscal years based on the intangible assets as of March 31, 2002 is as follows:

(In thousands)
2002	$925
2003	860
2004	784
2005	654
Total	$3,223

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report and with the “Forward-Looking Statements” section in this filing and other Company filings with the U.S. Securities and Exchange Commission.

We are an independent information storage architect.  We derive our revenues principally from analyzing, designing, implementing and supporting information storage infrastructures. Our solutions can include hardware products, such as disk arrays, tape systems, interconnection components, and storage management software products. We recognize revenue from hardware and software product sales when we complete our installation and configuration services.

As indicated above, our customers frequently engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services. We recognize revenues for this work as we render these services.

We sell support service contracts to our customers.  When customers purchase support services through us, customers receive the benefit of integrated support.  We have a qualified, independent support desk to provide customer support services.  We fulfill on-site assistance by purchasing support service agreements for our customers from our hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor if necessary. We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months.

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

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased $19.1 million, or 46.7%, to $21.8 million for the three months ended March 31, 2002, from $40.9 million for the comparable quarter in 2001. Our product sales decreased $18.9 million, or 55.8% to $15.0 million for the three months ended March 31, 2002, from $33.9 million for the comparable quarter in 2001.  During the first quarter of 2002, we continued to experience the effects of a difficult capital spending environment. A high level of economic uncertainty has led to an overall reduction in capital spending by United States businesses, including spending for technology.

Our service sales decreased $194,000, or 2.8%, to $6.8 million for the three months ended March 31, 2002, from $7.0 million for the comparable quarter in 2001. Our service sales declined with our lower product sales, as we installed fewer products.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 25.3% for the quarter ended March 31, 2002, as compared to 27.1% for the comparable quarter in 2001. Product gross profit as a percentage of product sales decreased to 24.2% in the first quarter of 2002 from 26.6% for the comparable quarter in 2001. Service gross profit as a percentage of service sales decreased to 27.6% for the three month period ended March 31, 2002 from 29.4% for the comparable period in 2001. In the current economic environment, an increasing number of our customers have sought storage solutions to meet minimum needs rather than implementing comprehensive infrastructure changes.  Solutions that meet a minimum need generally carry lower margins than comprehensive infrastructure changes.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.2 million, or 14.8% of net sales for the quarter ended March 31, 2002 compared to $4.5 million, or 11.0% of net sales for the first quarter in 2001.  The decrease in sales expense in absolute dollars is a result of a decrease in commissions related to lower sales and gross margins in the first quarter of 2002 as compared to the first quarter of 2001.  The increase in sales expense as a percentage of sales resulted primarily from lower sales combined with increased expenses related to investments in management for our new regional structure.  These investments were completed in 2001; however, the hiring and related expenses were not fully realized until the third quarter of 2001.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.6 million, or 12.1% of net sales for the quarter ended March 31, 2002, as compared to $2.9 million, or 7.0% of net sales for the first quarter in 2001.  When comparing the first quarter of 2002 to the first quarter of 2001, the decrease in general and administrative expenses in absolute dollars reflects lower hiring costs due to fewer new hires and lower professional services fees due to the completion of several process improvement consulting engagements in 2001. Our general and administrative expenses were higher as a percentage of net sales because of the reduction in sales.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We record engineering costs associated with installation services to our cost of service sales.  Engineering expenses were $1.5 million, or 7.0% of net sales for the first quarter ended March 31, 2002, as compared to $1.3 million, or 3.2% of net sales for the first quarter in 2001.  The increase in engineering expenses in both absolute dollars and as a percentage of net sales reflects fewer installations in the first quarter of 2002 as compared to the first quarter of 2001.  As a result, fewer engineering costs associated with installation services were recorded as cost of service sales.

Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets was $231,000, or 1.1% of net sales for the quarter ended March 31, 2002, as compared to $589,000, or 1.4% of net sales for the first quarter in 2001. The decrease is a result of the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets.  This Statement requires that we no longer amortize goodwill and intangible assets with indefinite lives, but instead test for impairment annually or whenever impairment is indicated.  There was no transitional impairment loss recorded upon adoption.  Had we continued to amortize goodwill and all intangible assets in 2002, this amount would have been $541,000, or 2.5% of net sales.

Income Taxes.  Our income tax benefit for the three months ended March 31, 2002 was $776,000. Our income tax expense for the three months ended March 31, 2001 was $748,000. These figures represent an effective tax rate of 37% in 2002 and 41% in 2001. The income tax benefit in the first quarter of 2002 is a result of our operating loss for the quarter. The rate decrease is a result of the effect that permanent differences, such as non-deductible goodwill amortization in 2001, have on reported versus taxable income as well as state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $788,000 for the three months ended March 31, 2002.  The cash provided in 2002 resulted primarily from a $1.3 million tax refund partially offset by our net loss and recurring non-cash operating activities such as depreciation and amortization.  Operating activities provided $952,000 of cash during the three months ended March 31, 2001.  The cash provided in 2001 resulted primarily from our net income and a reduction in inventories and receivables partially offset by a $7.2 million decrease in accounts payable.

Net cash used in investing activities was $286,000 for the three months ended March 31, 2002. The use resulted primarily from expenditures for the implementation of our customer relationship management information system. In the three months ended March 31, 2001, the use resulted primarily from the purchase of furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and expenditures for information system software, a new phone system and engineering laboratory equipment.

Net cash used in financing activities was $643,000 for the three months ended March 31, 2002. We made a final scheduled payment of $704,000 on a note due to a former S corporation stockholder.  This use of cash was partially offset by $61,000 of cash received for stock sold under our employee stock purchase plan.  During the three months ended March 31, 2001, net cash used in financing activities was $570,000 for a scheduled payment of $704,000 on a note due to a former S corporation stockholder partially offset by $134,000 of cash received for the stock sold under our employee stock purchase plan.

In February 2002, we amended our credit agreement with a commercial bank that provides for a $10 million revolving line of credit for financing potential business acquisitions and a $5 million revolving line of credit for financing our working capital needs.  The term of the agreement ends June 30, 2002.  Borrowings under the lines of credit are secured by our accounts receivable and inventory and are subject to certain financial and operating covenants, including covenants that require us to maintain a maximum net loss and a minimum current ratio, debt-net worth ratio, and tangible net worth.  We had no outstanding borrowings as of March 31, 2002.

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months. We are planning for approximately $1.3 million of capital expenditures in the last three quarters of 2002 primarily related to the implementation of our customer relationship management information system, web development and engineering laboratory equipment.

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

Interest rate risk.  As of March 31, 2002, we had $5.7 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our interest expense.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2002.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

                None

Item 4.    Submission of Matters to a vote of Security Holders.

                None

Item 6.    Exhibits and Reports on Form 8-K.

(a)                                  None

(b)                                 No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002	Datalink Corporation

/s/ DANIEL J. KINSELLA
Daniel J. Kinsella, Chief Financial Officer