Form 10-Q
period 2002-06-30
DATALINK CORP
filed 2002-08-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2002

or

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

Yes ☒ No ☐

As of August 6, 2002, 10,189,727 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,439	$5,846
Accounts receivable, net	10,573	15,127
Inventories	4,148	3,885
Inventories shipped but not installed	1,693	2,922
Income tax receivable	1,787	1,610
Deferred income taxes, current portion	1,439	1,435
Other current assets	356	289
Total current assets	29,435	31,114
Property and equipment, net	5,793	6,341
Goodwill	5,500	5,500
Intangibles, net	2,761	3,223
Other assets	542	590
Total assets	$44,031	$46,768
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,476	$15,210
Accrued expenses	1,708	2,181
Note payable to former stockholder	—	704
Deferred revenue	2,335	2,290
Total current liabilities	14,519	20,385
Deferred rent	360	269
Total liabilities	14,879	20,654

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,169,826 and 8,951,343 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	10	9
Additional paid in capital	25,771	20,205
Retained earnings	3,371	5,900
Total stockholders’ equity	29,152	26,114
Total liabilities and stockholders’ equity	$44,031	$46,768

The accompanying notes are an integral part of these condensed financial statements.

Datalink Corporation

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales:
Products	$13,910	$19,868	$28,881	$53,760
Services	7,109	7,124	13,922	14,131
	21,019	26,992	42,803	67,891
Cost of sales:
Cost of products	10,863	14,411	22,212	39,295
Cost of services	5,113	5,109	10,045	10,055
	15,976	19,520	32,257	49,350
Gross profit	5,043	7,472	10,546	18,541
Operating expenses:
Sales and marketing	2,827	3,627	6,042	8,141
General and administrative	2,606	2,920	5,240	5,787
Engineering	1,357	1,427	2,874	2,740
Amortization of intangibles	231	585	462	1,174
	7,021	8,559	14,618	17,842
Income (loss) from operations	(1,978)	(1,087)	(4,072)	699
Interest income, net	39	31	57	69
Income (loss) before income taxes	(1,939)	(1,056)	(4,015)	768
Income tax expense (benefit)	(710)	(433)	(1,486)	315
Net income (loss)	$(1,229)	$(623)	$(2,529)	$453

Net income (loss) per share:
Basic	$(0.13)	$(0.07)	$(0.28)	$0.05
Diluted	$(0.13)	$(0.07)	$(0.28)	$0.05
Weighted average shares outstanding:
Basic	9,374	8,915	9,168	8,908
Diluted	9,374	8,915	9,168	8,985

The accompanying notes are an integral part of the condensed financial statements

Datalink Corporation

Statements of Cash Flows

 (In thousands)

(Unaudited)

	Six Months Ended, June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(2,529)	$453
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	57	55
Depreciation	1,086	1,151
Amortization of intangibles	462	1,174
Deferred income taxes	(4)	387
Changes in operating assets and liabilities:
Accounts receivable	4,497	4,075
Inventories	966	5,521
Other current assets	(67)	362
Other assets	178	20
Accounts payable	(4,734)	(8,155)
Accrued expenses	(473)	(1,835)
Income taxes	(177)	(518)
Deferred revenue	45	28
Deferred rent	91	—
Net cash provided by (used in) operating activities	(602)	2,718
Cash flows from investing activities:
Net assets acquired, net of cash acquired	—	(176)
Purchase of property and equipment	(538)	(2,904)
Net cash used in investing activities	(538)	(3,080)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,437	184
Payments on note payable to former stockholder	(704)	(704)
Net cash provided by (used in) financing activities	4,733	(520)
Increase (decrease) in cash and cash equivalents	3,593	(882)
Cash and cash equivalents, beginning of period	5,846	4,542
Cash and cash equivalents, end of period	$9,439	$3,660

Supplementary Cash Flow Information:
Cash paid for interest	42	132
Cash (paid) received for income taxes	1,309	(1,929)

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

The condensed financial statements presented herein as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2. Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first–in, first–out (FIFO) method.

3. Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002.  For the six month period ended June 30, 2001, common stock equivalents of 77,000 shares were included in the calculation of diluted earnings per share.

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

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	2002	2001	2002	2001
Reported net income (loss)	$(1,229)	$(623)	$(2,529)	$453
Add: Goodwill amortization, net of tax	—	238	—	479
Adjusted net income (loss)	$(1,229)	$(385)	$(2,529)	$932

Reported basic and diluted earnings (loss) per share	$(0.13)	$(0.07)	$(0.28)	$0.05
Add: Goodwill amortization, net of tax	—	0.03	—	0.05
Adjusted basic and diluted earnings (loss) per share	$(0.13)	$(0.04)	$(0.28)	$0.10

Information regarding the Company’s other intangible assets are as follows:

	As of June 30, 2002
	Carrying Amount	Accumulated Amortization	Net
Customer lists	$4,300	$1,735	$2,565
Trademark and name	450	254	196
	$4,750	$1,989	$2,761

Amortization expense for the three and six months ended June 30, 2002 was $231 and $462, respectively.  Estimated amortization expense for the remainder of fiscal 2002 and for each of the succeeding fiscal years based on the intangible assets as of June 30, 2002 is as follows:

(In thousands)
2002	$463
2003	860
2004	784
2005	654
Total	$2,761

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

We sell support service contracts to our customers.  When customers purchase support services through us, customers receive the benefit of integrated support.  We have a qualified, independent support desk to provide customer support services.  We fulfill on-site assistance by purchasing support service agreements for our customers from our hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor if necessary. We defer revenues net of direct costs resulting from these contracts, and amortize these amounts into operations, over the term of the contracts, which are generally twelve months.

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

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased $6.0 million, or 22.1%, to $21.0 million for the three months ended June 30, 2002, from $27.0 million for the comparable quarter in 2001. Our total net sales decreased $25.1 million, or 37.0%, to $42.8 million for the six months ended June 30, 2002, from $67.9 million for the six months ended June 30, 2001. Our product sales decreased $6.0 million, or 30.0% to $13.9 million for the three months ended June 30, 2002, from $19.9 million for the comparable quarter in 2001.  Our product sales decreased $24.9 million, or 46.3% to $28.9 million for the six months ended June 30, 2002, from $53.8 million for the six months ended June 30, 2001.  With persistent economic uncertainty, many companies have frozen their information technology budgets pending a strengthening of their businesses, opting to buy only what they require to meet minimum needs rather than implementing comprehensive infrastructure changes.  Our decrease in product sales reflects this change in the business environment.

Our service sales remained flat from the second quarter of 2001 to the second quarter of 2002 at $7.1 million.  Our service sales decreased $209,000 or 1.5%, to $13.9 million for the six months ended June 30, 2002, from $14.1 million for the six months ended June 30, 2001.  Our service sales have remained relatively flat because of the continued stream of revenue produced by the high level of renewal rates on our maintenance contracts.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 24.0% for the quarter ended June 30, 2002, as compared to 27.7% for the comparable quarter in 2001. Our total gross profit as a percentage of net sales decreased to 24.6% for the six months ended June 30, 2002, as compared to 27.3% for the six months ended June 30, 2001. Product gross profit as a percentage of product sales decreased to 21.9% in the second quarter of 2002 from 27.5% for the comparable quarter in 2001. Product gross profit as a percentage of product sales decreased to 23.1% for the six months ended June 30, 2002 from 26.9% for the six months ended June 30, 2001. Service gross profit as a percentage of service sales remained relatively flat at 28.1% for the second quarter of 2002 as compared to 28.3% for the second quarter of 2001. Service gross profit as a percentage of service sales decreased to 27.8% for the six months ended June 30, 2002 from 28.8% for the comparable period in 2001. Due to the current economic environment, our customers are continuing to seek storage solutions to meet minimum needs rather than implementing comprehensive infrastructure changes.  Solutions that meet a minimum need generally carry lower margins than comprehensive infrastructure changes.  In addition, our gross profit percentage has suffered due to the high level of pricing competition in the marketplace.  Given these developments, we cannot assure when or if our gross profit as a percentage of net sales will return to historically higher levels.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $2.8 million, or 13.4% of net sales for the quarter ended June 30, 2002 compared to $3.6 million, or 13.4% of net sales for the second quarter in 2001.  Sales and marketing expenses totaled $6.0 million, or 14.1% of net sales for the six months ended June 30, 2002 compared to $8.1 million, or 12.0% of net sales for the six months ended June 30, 2001.  The decrease in sales expense in absolute dollars is a result of a decrease in commissions related to lower sales and gross margins in the first half of 2002 as compared to the first half of 2001 and a decrease in travel and entertainment due to increased efforts to minimize expenses in these areas.  The increase in sales expense as a percentage of sales for the first six months of 2002 as compared to the first six months of 2001 resulted primarily from increased expenses related to investments in management for our new regional structure.  These investments were completed in 2001; however, the hiring and related expenses were not fully realized until the third quarter of 2001.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.6 million, or 12.4% of net sales for the quarter ended June 30, 2002, as compared to $2.9 million, or 10.8% of net sales for the second quarter in 2001.  General and administrative expenses were $5.2 million, or 12.2% of net sales for the six months ended June 30, 2002, as compared to $5.8 million, or 8.5% of net sales for the six months ended June 30, 2001.  When comparing the second quarter of 2002 to the second quarter of 2001, the decrease in general and administrative expenses in absolute dollars reflects lower hiring costs due to fewer new hires, lower professional services fees due to the completion of several process improvement consulting engagements in 2001 and lower depreciation expense. Our general and administrative expenses were higher as a percentage of net sales because of the reduction in sales.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We record engineering costs associated with installation services to our cost of service sales.  Engineering expenses were $1.4 million, or 6.5% of net sales for the second quarter ended June 30, 2002, as compared to $1.4 million, or 5.3% of net sales for the second quarter in 2001.  Engineering expenses were $2.9 million, or 6.7% of net sales for the six months ended June 30, 2002, as compared to $2.7 million, or 4.0% of net sales for the six months ended June 30, 2001.  Because fewer installations were performed in the first half of 2002 as compared to the first half of 2001, fewer engineering costs associated with installation services were recorded as cost of service sales, causing engineering expenses to increase in both absolute dollars and as a percentage of net sales.

Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets was $231,000, or 1.1% of net sales for the quarter ended June 30, 2002, as compared to $585,000, or 2.2% of net sales for the second quarter in 2001. Amortization of goodwill and other intangible assets was $462,000, or 1.1% of net sales for the six months ended June 30, 2002, as compared to $1.2 million, or 1.7% of net sales for the six months ended June 30, 2001.  The decrease is a result of the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets.  This Statement requires that we no longer amortize goodwill and intangible assets with indefinite lives, but instead test for impairment annually or whenever impairment is indicated.  There was no transitional impairment loss recorded upon adoption.  Had we continued to amortize goodwill and all intangible assets in 2002, amortization of goodwill and other intangible assets would have been $541,000 and $1.1 million, or 2.6% and 2.5% of net sales, for the three and six months ended June 30, 2002, respectively.  The effect on earnings would have been a reduction of net income of $195,000 and $391,000, net of tax, for the three and six months ended June 30, 2002, respectively.

Income Taxes.  Our income tax benefit for the three and six months ended June 30, 2002 was $710,000 and $1.5 million, respectively. Our income tax benefit for the three months ended June 30, 2001 was $433,000. Our income tax expense for the six months ended June 30, 2001 was $315,000. These figures represent an effective tax rate of 37% in 2002 and 41% in 2001. The income tax benefit in the second quarter of 2002 is a result of our operating loss for the quarter. The rate decrease is a result of the effect that permanent differences, such as non-deductible goodwill amortization in 2001, have on reported versus taxable income as well as state taxes. Based on an assessment of our taxable earnings history, we have determined it to be more likely than not that our net deferred tax asset will be realized in future periods.

Overall Cost Reduction Initiatives.  Because of the continuing difficult economic climate, we have actively sought to reduce costs across our business. Our principal fixed expense is for personnel. Through attrition and layoffs, we have reduced employee headcount to 187 at June 30, 2002 from 221 at June 30, 2001. We have also significantly reduced and continue to monitor discretionary areas of spending, such as travel and entertainment. As a result of our efforts, our fixed expenses during the second quarter of 2002 are down by $1.1 million as compared to the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $602,000 for the six months ended June 30, 2002.  The cash used in 2002 resulted primarily from our net loss partially offset by a $1.3 million income tax refund.  Operating activities provided $2.7 million of cash during the six months ended June 30, 2001.  The cash provided in 2001 resulted primarily from our net income and a reduction in working capital which was consistent with our reduced revenues for that time period.

Net cash used in investing activities was $538,000 for the six months ended June 30, 2002. We used this cash primarily to implement our customer relationship management information system. In the six months ended June 30, 2001, we used $3.1 million in cash primarily to purchase of furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and for information system software, a new phone system and engineering laboratory equipment.

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2002. We received $5.3 million from a direct private offering of newly issued common stock to institutional investors and $127,000 from stock sold under our employee stock purchase plan. The cash provided was partially offset by the final scheduled payment of $704,000 on a note due to a former S corporation stockholder. During the six months ended June 30, 2001, net cash used in financing activities was $520,000 for a scheduled payment of $704,000 on a note due to a former S corporation stockholder partially offset by $184,000 of cash received for the stock sold under our employee stock purchase plan.

Effective June 30, 2002, we signed a new credit agreement with a commercial bank that provides for an $8 million revolving line of credit for financing our working capital needs.  The term of the agreement ends June 30, 2003.  Borrowings under the line of credit are secured by our accounts receivable and inventory and are subject to certain financial and operating covenants, including covenants that require us to maintain a maximum level of funded debt-EBITDA ratio and a minimum amount of working capital, tangible net worth and debt-net worth ratio.  We had no outstanding borrowings as of June 30, 2002.

Our contractual cash obligations, consisting of operating leases, as of June 30, 2002 for the remainder of 2002 and each of the full years thereafter are summarized as follows:

2002	$1,250,000
2003	2,247,000
2004	2,076,000
2005	1,950,000
2006	1,836,000
Future	7,118,000
$16,477,000

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months. We are planning approximately $500,000 of capital expenditures in the last two quarters of 2002 primarily related to the implementation of our customer relationship management information system software and engineering laboratory equipment.

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

Interest rate risk.  As of June 30, 2002, we had $9.4 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets or their related interest income. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our interest expense.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2002.

Item 2. Changes in Securities and Use of Proceeds.

(c) Sale of Unregistered Securities. In May 2002, we sold an aggregate of 1,180,000 shares of our Common Stock, plus five-year warrants to purchase an additional 200,000 shares at an exercise price of $4.50 per share, to five institutional investors for $5.3 million. Based upon representations made by these purchasers to us, we relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the issuance of these securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a vote of Security Holders.

At the Annual Meeting of Shareholders held on May 2, 2002, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, James E. Ousley and Robert M. Price were re-elected as directors with the following votes:

	FOR	WITHHELD

Paul F. Lidsky	8,041,178	41,542
Margaret A. Loftus	8,040,878	41,841
Greg R. Meland	7,927,916	154,804
James E. Ousley	8,041,078	41,642
Robert M. Price	8,041,378	41,342

No other matters were voted upon at the meeting:

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

10.19 Credit agreement dated June 30, 2002 with Wells Fargo Bank, National Association

99.1 Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

The Company filed a current report on Form 8-K dated June 11, 2002 to announce that the Company had completed the $5.3 million private placement of securities described in Item 2 of this Part above.

The Company filed a current report on Form 8-K dated June 27, 2002, as amended by a current report on Form 8-K/A dated July 9, 2002, regarding a change in independent accountants from Arthur Andersen LLP to KPMG LLP for the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002 Datalink Corporation

/s/ DANIEL J. KINSELLA

Daniel J. Kinsella, Chief Financial Officer