Form 10-Q
period 2002-09-30
DATALINK CORP
filed 2002-11-08
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2002

or

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

Yes ☒ No ☐

                As of October 25, 2002, 10,206,699 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of current economic conditions; competition and pricing pressures that may adversely affect our revenues and profits; our ability to hire and retain key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results and impact on the ability to realize future income tax benefits; future changes in applicable accounting rules; and volatility in our stock price, including our depressed stock price potentially contributing to future impairments of intangible assets.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,136	$5,846
Accounts receivable, net	11,588	15,127
Inventories	3,482	3,885
Inventories shipped but not installed	2,396	2,922
Income tax receivable	2,352	1,610
Deferred income taxes, current portion	1,439	1,435
Other current assets	495	289

Total current assets	30,888	31,114
Property and equipment, net	5,637	6,341
Goodwill	5,500	5,500
Intangibles, net	2,530	3,223
Other assets	528	590

Total assets	$45,083	$46,768

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,593	$15,210
Accrued expenses	1,754	2,181
Note payable to former stockholder	—	704
Deferred revenue	2,186	2,290
Total current liabilities	16,533	20,385
Deferred rent	350	269
Total liabilities	16,883	20,654

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,189,727 and 8,951,343 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	10	9
Additional paid in capital	25,781	20,205
Retained earnings	2,409	5,900
Total stockholders’ equity	28,200	26,114
Total liabilities and stockholders’ equity	$45,083	$46,768

The accompanying notes are an integral part of these condensed financial statements.

Datalink Corporation

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales:
Products	$15,272	$24,324	$44,153	$78,084
Services	6,586	7,920	20,508	22,051
	21,858	32,244	64,661	100,135
Cost of sales:
Cost of products	11,728	17,410	33,940	56,705
Cost of services	4,733	5,565	14,778	15,620
	16,461	22,975	48,718	72,325
Gross profit	5,397	9,269	15,943	27,810
Operating expenses:
Sales and marketing	2,746	4,158	8,788	12,299
General and administrative	2,705	2,855	7,945	8,642
Engineering	1,275	918	4,149	3,658
Amortization of intangibles	231	550	693	1,724
	6,957	8,481	21,575	26,323
Income (loss) from operations	(1,560)	788	(5,632)	1,487
Interest income, net	33	35	90	104
Income (loss) before income taxes	(1,527)	823	(5,542)	1,591
Income tax expense (benefit)	(565)	533	(2,051)	848
Net income (loss)	$(962)	$290	$(3,491)	$743

Net income (loss) per share:
Basic	$(0.09)	$0.03	$(0.37)	$0.08
Diluted	$(0.09)	$0.03	$(0.37)	$0.08
Weighted average shares outstanding:
Basic	10,186	8,925	9,512	8,914
Diluted	10,186	8,927	9,512	8,966

The accompanying notes are an integral part of the condensed financial statements

Datalink Corporation

Statements of Cash Flows

 (In thousands)

(Unaudited)

	Nine Months Ended, September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,491)	$743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	77	105
Depreciation	1,532	2,058
Amortization of intangibles	693	1,724
Deferred income taxes	(4)	143
Changes in operating assets and liabilities:
Accounts receivable	3,462	583
Inventories	929	8,262
Other current assets	(206)	335
Other assets	233	262
Accounts payable	(2,617)	(9,977)
Accrued expenses	(427)	(1,684)
Income taxes	(742)	(518)
Deferred revenue	(104)	(260)
Deferred rent	81	80
Net cash provided by (used in) operating activities	(584)	1,856

Cash flows from investing activities:
Net assets acquired, net of cash acquired	—	(176)
Purchase of property and equipment	(828)	(3,866)
Net cash used in investing activities	(828)	(4,042)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,406	250
Payments on note payable to former stockholder	(704)	(704)
Net cash provided by (used in) financing activities	4,702	(454)

Increase (decrease) in cash and cash equivalents	3,290	(2,640)
Cash and cash equivalents, beginning of period	5,846	4,542
Cash and cash equivalents, end of period	$9,136	$1,902

Supplementary Cash Flow Information:
Cash paid for interest	$42	$132
Cash paid (received) for income taxes	(1,305)	1,937

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

The condensed financial statements presented herein as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2.             Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first–in, first–out (FIFO) method.

3.             Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  For the three and nine month periods ended September 30, 2002, common stock equivalents of 8,000 and 84,000, respectively, were anti-dilutive and as a result were excluded from the calculation of diluted earnings per share.   For the three and nine months ended September 30, 2001, common stock equivalents of 2,000 and 52,000, respectively, were included in the calculation of diluted earnings per share.

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

The Statements also provide that effective January 1, 2002, goodwill of $5.5 million is no longer amortized.  Instead, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator.  The Company performed an initial impairment test upon adoption of the new statement and determined that no impairment existed.  The following table presents a reconciliation of net income (loss) and income (loss) per share adjusted for the exclusion of goodwill, net of tax:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reported net income (loss)	$(962)	$290	$(3,491)	$743
Add: Goodwill amortization, net of tax	—	225	—	705
Adjusted net income (loss)	$(962)	$515	$(3,491)	$1,448

Reported basic and diluted earnings (loss) per share	$(0.09)	$0.03	$(0.37)	$0.08
Add: Goodwill amortization, net of tax	—	0.03	—	0.08
Adjusted basic and diluted earnings (loss) per share	$(0.09)	$0.06	$(0.37)	$0.16

Information regarding the Company’s other intangible assets that continue to be amortized are as follows:

	As of September 30, 2002
	Carrying Amount	Accumulated Amortization	Net
Customer lists	$4,300	$1,950	$2,350
Trademark and name	450	270	180
	$4,750	$2,220	$2,530

Amortization expense for the three and nine months ended September 30, 2002 was $231 and $693, respectively.  Estimated amortization expense for the remainder of fiscal 2002 and for each of the succeeding fiscal years based on the intangible assets as of September 30, 2002 is as follows:

(In thousands)
2002	$231
2003	860
2004	784
2005	655
Total	$2,530

5.             Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company plans to adopt the provisions of SFAS No. 146 in the first quarter of fiscal 2003 and expects no impact upon adoption.

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

We sell support service contracts to our customers.  When customers purchase support services through us, customers receive the benefit of integrated support.  We have a qualified, independent support desk to provide customer support services.  We fulfill on-site assistance by purchasing support service agreements for our customers from our hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor if necessary. We defer revenues, net of direct costs resulting from these contracts, and amortize these amounts into operations, over the term of the contracts, which are generally twelve months.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We plan to adopt the provisions of SFAS No. 146 in the first quarter of fiscal 2003 and expect no impact upon adoption.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect reported earnings. We evaluate these estimates and assumptions on an on-going basis based on historical experience and on other factors that we believe are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, investments, income taxes, self-insurance reserves and commitments and contingencies.  We believe that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

Revenue Recognition.  As discussed above, we recognize revenues from hardware and software product sales only after installation services have been completed and the product is functioning properly rather than upon shipment. We believe this policy minimizes management’s judgments over the timing and extent of revenue recognition. Although this policy that we adopted on January 1, 2001 contains very specific guidelines for measuring revenue, certain judgments do affect the application of our revenue policy, such as evaluating multiple element arrangements.

Inventory.  We periodically review, estimate and adjust our reserves for obsolete or unmarketable inventory equal to the difference between the inventory cost and the estimated market value based upon assumptions about future demand and market conditions.

Valuation of Goodwill and Other Intangible Assets.  On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” and as a result, we have ceased to amortize approximately $5.5 million of goodwill. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets for several quarters, it may prompt us to engage a third party valuation firm to perform a valuation of us to further assess whether our goodwill or other intangibles are impaired pursuant to SFAS 142.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheets and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists and trademarks and names. We amortize customer lists using the straight-line method over an estimated useful life of five years. We amortize our  trademark and name assets using the straight-line method over an estimated useful life of seven years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes.  We periodically assess our taxable earnings history and prospective future taxable income and losses.   Based on this assessment, we determine whether it is more likely than not that our remaining net deferred tax assets will be realized in future periods.   Should we generate larger future losses than expected, we may be required to provide a valuation allowance for this net deferred tax asset as well as record no income tax benefit against future operating losses.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased $10.4 million, or 32.2%, to $21.9 million for the three months ended September 30, 2002, from $32.2 million for the comparable quarter in 2001. Our total net sales decreased $35.5 million, or 35.4%, to $64.7 million for the nine months ended September 30, 2002, from $100.1 million for the nine months ended September 30, 2001. Our product sales decreased $9.1 million, or 37.2% to $15.3 million for the three months ended September 30, 2002, from $24.3 million for the comparable quarter in 2001.  Our product sales decreased $33.9 million, or 43.5% to $44.2 million for the nine months ended September 30, 2002, from $78.1 million for the nine months ended June 30, 2001.  With persistent economic uncertainty, many companies have frozen their information technology budgets pending a strengthening of their businesses, opting to buy only what they require to meet minimum needs rather than implementing comprehensive infrastructure changes.  Additionally, we have experienced increased competition.  Our decrease in product sales reflects this change in the business environment.

Our service sales decreased $1.3 million, or 16.8%, to $6.6 million for the three months ended September 30, 2002, from $7.9 million for the comparable quarter in 2001.  Our service sales decreased $1.5 million or 7.0%, to $20.5 million for the nine months ended September 30, 2002, from $22.1 million for the nine months ended September 30, 2001.  Our service sales and the related installation income have decreased with the decline in our product sales.  However, our third quarter 2002 maintenance contract revenue increased 3% over the third quarter of 2001.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 24.7% for the quarter ended September 30, 2002, as compared to 28.7% for the comparable quarter in 2001. Our total gross profit as a percentage of net sales decreased to 24.7% for the nine months ended September 30, 2002, as compared to 27.8% for the nine months ended September 30, 2001. Product gross profit as a percentage of product sales decreased to 23.2% in the third quarter of 2002 from 28.4% for the comparable quarter in 2001. Product gross profit as a percentage of product sales decreased to 23.1% for the nine months ended September 30, 2002 from 27.4% for the nine months ended September 30, 2001. Service gross profit as a percentage of service sales decreased to 28.1% for the quarter ended September 30, 2002, as compared to 29.7% for the comparable quarter in 2001.  Service gross profit as a percentage of service sales decreased to 27.9% for the nine months ended September 30, 2002 from 29.2% for the comparable period in 2001. Due to the current economic environment, our customers are continuing to seek storage solutions to meet minimum needs rather than implementing comprehensive infrastructure changes.  Solutions that meet a minimum need generally carry lower margins than comprehensive infrastructure changes.  In addition, our gross profit percentage has suffered due to the high level of pricing competition in the marketplace.  Given these developments, we cannot assure if or when our gross profit as a percentage of net sales will return to historically higher levels.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $2.7 million, or 12.6% of net sales for the quarter ended September 30, 2002 compared to $4.2 million, or 12.9% of net sales for the third quarter in 2001.  Sales and marketing expenses totaled $8.8 million, or 13.6% of net sales for the nine months ended September 30, 2002 compared to $12.3 million, or 12.3% of net sales for the nine months ended September 30, 2001.  The decrease in sales expense in absolute dollars is a result of a decrease in commissions related to lower sales and gross margins in the first nine months of 2002 as compared to the first nine months of 2001 and a decrease in travel and entertainment due to increased efforts to minimize expenses in these areas.  The increase in sales expense as a percentage of sales for the first nine months of 2002 as compared to the first nine months of 2001 resulted primarily from lower sales combined with increased expenses related to investments in management for our new regional structure.  These investments were completed in 2001; however, the hiring and related expenses were not fully realized until the third quarter of 2001.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.7 million, or 12.4% of net sales for the quarter ended September 30, 2002, as compared to $2.9 million, or 8.9% of net sales for the third quarter in 2001.  General and administrative expenses were $7.9 million, or 12.3% of net sales for the nine months ended September 30, 2002, as compared to $8.6 million, or 8.6% of net sales for the nine months ended September 30, 2001.  When comparing the first nine months of 2002 to the first nine months of 2001, the decrease in general and administrative expenses in absolute dollars reflects lower hiring costs due to fewer new hires, lower professional services fees due to the completion of several process improvement consulting engagements in 2001 and lower depreciation expense. Our general and administrative expenses were higher as a percentage of net sales because of the reduction in sales.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We record engineering costs associated with installation services to our cost of service sales.  Engineering expenses were $1.3 million, or 5.8% of net sales for the third quarter ended September 30, 2002, as compared to $918,000, or 2.8% of net sales for the third quarter in 2001.  Engineering expenses were $4.1 million, or 6.4% of net sales for the nine months ended September 30, 2002, as compared to $3.7 million, or 3.7% of net sales for the nine months ended September 30, 2001.  The increase in engineering expenses in both absolute dollars and as a percentage of net sales reflects fewer installations in the first nine months of 2002 as compared to the first nine months of 2001.  As a result, there were fewer engineering costs associated with installation services recorded as cost of service sales and lower travel and entertainment costs associated with the installations.  In addition, the increase was slightly offset by lower costs associated with a reduction in headcount, lower depreciation expense from our engineering laboratory equipment and lower costs for travel and entertainment due to successful efforts to minimize expenses in these areas.

Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets was $231,000, or 1.1% of net sales for the quarter ended September 30, 2002, as compared to $550,000, or 1.7% of net sales for the third quarter in 2001. Amortization of goodwill and other intangible assets was $693,000, or 1.1% of net sales for the nine months ended September 30, 2002, as compared to $1.7 million, or 1.7% of net sales for the nine months ended September 30, 2001.  The decrease is a result of the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets.  This Statement requires that we no longer amortize goodwill and intangible assets with indefinite lives, but instead test for impairment annually or whenever impairment is indicated.  There was no transitional impairment loss recorded upon adoption.  As of September 30, 2002, our total market capitalization was $28.9 million.  Our book value as of September 30, 2002 was $28.2 million.  If our total market capitalization continues at or below the carrying value of our net assets throughout the fourth quarter, it may prompt us to engage a third party valuation firm to perform a valuation of us.  The valuation would further assess whether our goodwill or other intangibles are impaired pursuant to SFAS 142.  Had we continued to amortize goodwill and all intangible assets in 2002, amortization of goodwill and other intangible assets would have been $541,000 and $1.6 million, or 2.5% and 2.5% of net sales, for the three and nine months ended September 30, 2002, respectively.  The effect on earnings would have been to increase our net loss by $195,000 and $585,000, net of tax benefit, for the three and nine months ended September 30, 2002, respectively.

Income Taxes.  Our income tax benefit for the three and nine months ended September 30, 2002 was $565,000 and $2.1 million, respectively. Our income tax expense for the three and nine months ended September 30, 2001 was $533,000 and $848,000, respectively.  These figures represent an effective tax rate of 37% in 2002 and 41% in 2001. The income tax benefit in the third quarter of 2002 is a result of our operating loss for the quarter. The rate decrease from 2001 to 2002 is a result of the effect that permanent differences, such as non-deductible goodwill amortization in 2001, have on reported versus taxable income as well as state taxes.  We have reviewed our taxable earnings history and prospective future taxable income.   Based on this review, we believe at this time it is more likely than not that we will realize our remaining net deferred tax assets in future periods.   Should we generate larger future losses than expected, we may be required to provide a valuation allowance for this net deferred tax asset as well as record no income tax benefit against future operating losses.

Overall Cost Reduction Initiatives.  Because of the continuing difficult economic climate, we have actively sought to reduce costs across our business. Our principal fixed expense is for personnel. Through attrition and layoffs, we have reduced employee headcount to 168 at September 30, 2002 from 221 at September 30, 2001. We have also significantly reduced and continue to monitor discretionary areas of spending. As a result of our efforts, our fixed expenses before amortization of intangibles during the third quarter of 2002 are down by $1.2 million as compared to the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $584,000 for the nine months ended September 30, 2002.  The cash used in 2002 resulted primarily from our net loss partially offset by a reduction in our net operating assets.  The reduction in net operating assets reflects timing of certain payments and receipts and a reduction in the overall level of business.  Operating activities provided $1.9 million of cash during the nine months ended September 30, 2001.  The cash provided in 2001 resulted primarily from our net income and a reduction in working capital.

Net cash used in investing activities was $828,000 for the nine months ended September 30, 2002. We used this cash primarily to implement our customer relationship management information system. In the nine months ended September 30, 2001, we used $3.9 million in cash primarily to purchase furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and for information system software, a new phone system and engineering laboratory equipment.

Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2002. We received $5.3 million from a direct private offering of newly issued common stock to institutional investors and $186,000 from stock sold under our employee stock purchase plan. The cash provided was partially offset by the final scheduled payment of $704,000 on a note due to a former S corporation stockholder. During the nine months ended September 30, 2001, net cash used in financing activities was $454,000 for a scheduled payment of $704,000 on a note due to a former S corporation stockholder partially offset by $250,000 of cash received for the stock sold under our employee stock purchase plan.

Our contractual cash obligations, consisting of operating leases, as of September 30, 2002 for the remainder of 2002 and each of the full years thereafter are summarized as follows:

2002	$579,000
2003	2,247,000
2004	2,076,000
2005	1,950,000
2006	1,836,000
Future	7,118,000
$15,806,000

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months. We are planning approximately $350,000 of capital expenditures in the last quarter of 2002 primarily related to the implementation of our customer relationship management information system software and our decision support software.

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

Interest rate risk.  As of September 30, 2002, we had $9.1 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt with variable interest rates. Therefore, an increase in market rates would not significantly affect our interest expense.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2002.

Item 2.	Changes in Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a vote of Security Holders.

None

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	99.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2002	Datalink Corporation

/s/ DANIEL J. KINSELLA
Daniel J. Kinsella, Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Greg R. Meland, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Datalink Corporation (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.             The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002.

		By	/s/ Greg R. Meland
Greg R. Meland, President
and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel J. Kinsella, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Datalink Corporation (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.             The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002.

		By	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Chief Financial Officer
(Principal Financial Officer)