Form 10-K
period 2002-12-31
DATALINK CORP
filed 2003-03-21
CIK 1056923

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

For The Transition Period From            To

Commission file number: 00029758

DATALINK CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0856543
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

8170 UPLAND CIRCLE CHANHASSEN, MINNESOTA 55317-8589
(Address of Principal Executive Offices)

(952) 944-3462
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At March 11, 2003, the latest practicable date, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was: $19,389,210.

At March 11, 2003, the number of shares outstanding of each of the registrant’s classes of common stock was 10,216,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the level of continuing demand for storage, including the effects of current economic conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and other personnel; our dependence on key suppliers; the strain placed on our resources by growth and expansion; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  You may find these statements throughout this Annual Report and specifically in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this Annual Report.

We use the terms “aim”, “believe,” “expect,” “plan,” “intend,” “estimate” and “anticipate” and similar expressions to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

Overview

We are the leading independent information storage architect in the United States. We partner with customers to analyze, design, implement, and support information storage infrastructures that store, protect, and provide continuous access to information.  Our areas of expertise include:

•                                          Storage Continuance — We help our customers to have 24 hours a day, 7 days a week access to information.

•                                          Storage Protection — We deploy storage protection architectures that provide our customers cost-effective backup and restore solutions for safeguarding information.

•                                          Storage Optimization — We help our customers to maximize utilization of storage technologies and the resources that manage those technologies.

Our highly skilled technical services and product management staff tests and compares data storage technologies available from the leading manufacturers and software developers. Once a product is approved for our solution sets, our technical staff then has the flexibility to choose from the best of these storage technologies and products to solve our customers’ growing data storage needs. In addition, we maintain a sales and support staff that ensures the continued success of our data storage solutions for each customer. We believe these value-added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

Despite sluggish spending patterns over the last two years, the storage market is large and expanding.  This is because businesses need to make continual investments to optimize the effectiveness of their storage solutions.  Gartner Dataquest estimates that by 2005, storage will be more than a $39.2 billion market, up from $32.8 billion in 2002.  At the same time, storage is becoming increasingly complex, making it difficult for in-house IT staffs to implement new technologies.  In addition, manufacturers are recently relying less on their own dedicated sales force and more on channel partners, like Datalink, to offer their storage products to customers.

In the storage sector, Gartner Dataquest predicts that disk-based data protection, modular disk and SAN/NAS convergence, storage management software, and storage services will grow rapidly over the next several years.  Gartner Dataquest estimates that, together, these areas will grow between 2002 and 2005 by 30 percent year-over-year, versus the storage industry standard of 8 percent, to over $14 billion.

The significance of data has changed as well. Organizations recognize the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, protect and provide access to this data is fast becoming one of the most important aspects of business-critical decision-making, increasing the need for high-performance, scalable and highly available solutions.  Recent difficult economic times have only underscored organizations’ needs to use information to differentiate themselves and provide superior service.

Consequently, we believe that, as economic conditions improve, organizations will dedicate an increasing percentage of their information technology budgets to data storage.  We believe that capital investment priorities will include:

•                  Migration to high performance disk-based data protection solutions.

Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements are key factors that we expect to drive the migration to disk-based data protection solutions from use of tape-based systems.   Disk will not only be used as a target device for replication and mirroring, but will also be incorporated into traditional backup systems.

•                  Continued migration to networked storage infrastructures.

Through a variety of storage networking technologies, organizations will attain shared (consolidated) storage capabilities.  Consolidated storage benefits include increased flexibility in implementing and managing storage, increased storage device utilization levels, improved quality of service, reduced administration costs and increased operational efficiency.

•                  Integration of lower cost storage networks into large corporate departments and small to medium size enterprises.

A number of product innovations, along with optimized pricing, make entry-level storage area networks a reality for corporate departments and small to medium size enterprises.  We expect that new, lower cost alternatives using faster interconnection technologies such as IP, Fibre Channel and iSCSI will accelerate the migration from direct attached storage to networked storage.

•                  Evolution away from large, monolithic storage systems to modular storage systems.

We expect that many organizations will implement modular as compared to large, monolithic storage systems.  Small versions of their high-end, full-featured counterparts, modular disk systems enable organizations to cost-effectively implement storage, while enjoying the performance and functionality of large, enterprise systems.

•                  Adoption of robust storage management software solutions.

A number of storage management software innovations have recently entered the market.  Storage management software enhancements can be divided into three segments: storage infrastructure (volume management/virtualization and replication), data management (backup/recovery and HSM/archive) and enterprise storage resource management (device, media/library and storage resource).   Management advances in each of these areas will enable improved storage availability, manageability and performance.

•                  Acceptance and growing need for storage services.

We expect three factors to drive IT organizations to increasingly outsource storage-related services (consulting, implementation and support).  They include the growing strategic importance of data storage, growing complexity of networked storage environments and increasing scope of spending on storage.

The Datalink Opportunity

The increased need for data storage and the development of sophisticated, enterprise-class information data storage systems have created a demand for independent data storage solution providers, such as Datalink. Both potential customers and data storage device manufacturers are looking to independent storage solutions providers such as Datalink primarily for the following reasons:

Pressures on Customers. We believe organizations will increasingly look outside their in-house technical staff to independent information storage architects, such as Datalink, for specialized expertise. Networked storage architecture design is complex. Although organization-wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In addition, there continues to be a steady influx of new products and technologies introduced to the market.  In-house information technology departments prefer to focus their efforts on mission-critical applications. Accordingly, it is frequently better if they do not research, design, implement and support their own networked storage solutions.

Pressures on Manufacturers. We believe manufacturers increasingly rely on channel partners such as us for two principal reasons:

•                  Sophisticated data storage solutions require the integration of highly specialized products made by a variety of manufacturers. A typical SAN, for instance, can utilize components such as routers, switches, host bus adaptors, storage and backup devices and storage management software, each from a different manufacturer. High-end data storage manufacturers generally focus on only a portion of the overall SAN system, leaving companies like us to integrate comprehensive networked data storage solutions from the best available products and technologies.

•                  Gross profit margins have been under severe pressure for many storage companies.  Because of the high cost of maintaining a national sales and marketing organization, and especially in light of current economic conditions, high-end data storage manufacturers increasingly are focusing their resources on their research and development functions. This strategy requires them to leverage their sales and marketing functions by partnering with companies such as Datalink.

We believe we are uniquely positioned to capitalize on this significant opportunity for the following reasons:

Expertise. We have been implementing sophisticated data storage solutions for over fifteen years. This experience has given us significant expertise in understanding and applying data storage technologies and has allowed us to earn and retain the trust and confidence of our customers and suppliers.  Through the economic downturn, we have continued to invest in and train resources to differentiate our company, adapt to the ever-changing needs of our customers and capitalize on opportunities.

Independence. Unlike many of our competitors, we are independent of any manufacturer or particular technology. Our customers are increasingly using open systems computing architectures, which can combine products from multiple suppliers. Our customers therefore value our independence and rely on us to choose the best available hardware and software and tailor it to their individual needs.

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

Analysis

At the beginning of an engagement, we place considerable emphasis on formulating a needs analysis based on each customer’s business initiatives, operating environment and current and anticipated data storage requirements. While our focus is on each customer’s unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data storage solutions for over fifteen years to customers in numerous industries.

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

Support

We provide our customers advanced technical support from a team of customer support analysts and professional engineers. Our extensive experience in data storage systems enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. Most technical support is coordinated through our support desk, which is staffed with technical support analysts trained to solve technical issues and to assist our engineering staff in troubleshooting escalated problems. The support desk staff also acts as our primary interface with suppliers’ technical support organizations.

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

For example, we recently performed a comprehensive storage assessment for a large corporate client managing over 75 terabytes of data across its business units.  Combining both quantitative and qualitative data collection, our professional services team thoroughly examined the organization’s storage infrastructure and developed an in-depth storage assessment report based on its findings.  As a result, our client now has an IT information blueprint identifying storage infrastructure strengths, weaknesses and recommended methods for mitigating risk based on industry best practices.  Ultimately, we strive for helping clients align their IT services with top-line strategic business objectives.  Based on the assessment, the client plans to work with us to implement the plan that we have designed in a phased approach starting with the highest priority, highest risk areas.

Our Strategy

Our strategy is to maintain our position as the United States’ leading, independent information storage architect and to capture an increasing share of the growing data storage market. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving enterprise-class information storage management needs of our customers. Key elements of our strategy include:

Delivering New Differentiated Product Offerings and Leveraging Strategic Partnerships

We intend to continue to develop leading-edge enterprise-class information storage solutions for our customers. We intend to continually develop and add expertise to our technical field and support staff and to improve our working relationships with our suppliers in order to maintain expertise in enterprise-class information storage solution design and implementation.

Expanding Professional Services Offerings

We intend to continue expanding our ability to provide our customers with comprehensive professional consulting and project management services. Utilizing the expertise of our professional technical staff, we assist our customers in the total assessment, planning, design, implementation and ongoing management of enterprise-class information storage solutions. We are executing a plan to leverage our data storage expertise by expanding our professional services capabilities.  This includes enhanced services such as customized data storage infrastructure assessments, assisting customers with data availability management and specialized 24 x 7 customer support.

Leveraging Market Presence

We intend to expand our business by broadening our relationships with existing customers and by utilizing our market presence and technical expertise to attract new customers. We believe that the longevity of service of our sales and technical staff will continue to be critical to building and maintaining long-term, trusting relationships with our existing and prospective customers. In addition, our broad experience in a diverse group of data intensive industries enables us to understand application and business issues specific to customers operating within a given industry and to design and implement the appropriate networked storage solution.

Maintaining Superior Service and Support

We intend to maintain and continually improve our high standards for superior technical and sales service and support. We intend to continue use of our ISO 9001 quality system and procedures and to continue recruiting and retaining experienced sales and technical team members.

Building Geographic Capabilities

We have 21 offices across the United States.  In 2002, we reallocated resources to specifically add sales and technical staff in Texas and California to expand our presence and focus in those areas.

Hiring Additional Technical Services and Sales Personnel

We intend to continue to recruit high-quality technical and sales personnel to increase our expertise and to augment our planned growth in light of current economic conditions. We also intend to continue to maximize job satisfaction and retain our existing workforce. Our goal is to remain one of the most rewarding places to work in our industry.

Making Strategic Acquisitions

We intend to cautiously seek and consummate additional strategic acquisitions. We continue to believe that appropriate acquisitions will enable us to access a larger group of high-quality technical and sales personnel and to help us broaden our customer base, coverage and geographic reach.  For example, in November 2000, we acquired the data storage and service business of OpenSystems.com, Inc.

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

We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux and Novell NetWare and in-depth knowledge of all major hardware platforms, including Hewlett-Packard Company, International Business Machines Corp. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers’ new product development, evaluation, introduction, marketing and quality control programs. These collaborations enable us to identify and market innovative new hardware and software products, exchange critical information and implement joint corrective action programs in order to maximize quality. In addition, our close working relationships with our principal suppliers foster substantial cross-marketing opportunities.

Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Primary Storage	EMC Corporation Hitachi Data Systems Corporation Network Appliance Inc. Storage Technology Corporation

Tape Automation	Quantum Corporation Spectra Logic Corporation Storage Technology Corporation

Software	DataCore Software Corporation Legato Systems, Inc. VERITAS Software Corporation

Switches/Directors	Brocade Communications Systems, Inc. McData Corporation

Storage Routers	Cisco Systems, Inc. Crossroads Systems, Inc.

Fibre Channel Host Bus Adaptors	Emulex Corporation JNI Corporation QLogic Corporation

SCSI Host Bus Adaptors	Adaptec, Inc.

Customers

Our customers trust us with their most demanding data storage projects. Our solutions range from discrete storage device installations to extremely complex organization-wide SAN implementations costing over $5,000,000. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which is reflected in significant repeat business. We derived approximately 90% of our 2002 revenues from customers that previously did business with us. In 2002, 2001 and 2000, Gateway, Inc. represented 5%, 9% and 15% of our revenues, respectively. Our other customers include Motorola, Inc., Aon Corporation, Herman Miller, Inc., The Chicago Board of Trade, Harris Corporation and Siemens Westinghouse Power Corporation.

Sales and Marketing

We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, we have 20 field sales offices in order to efficiently serve our customers’ needs.

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

In addition to the efforts of our field account executives and inside sales representatives, we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly execute integrated, demand creation campaigns, gain exposure through online and print trade publications, hold webcasts and informational seminars and publish a quarterly newsletter.

Original Equipment Manufacturer Services

We have an original equipment manufacturer customer for whom we assemble and integrate hardware and software products and subassemblies acquired from our various suppliers. We design customized enclosures for most of these OEM products. When requested by the customer, we obtain the necessary agency and governmental approvals for the subassemblies we design. These approvals may include those relating to safety and radio frequency emissions and immunity, such as Underwriter’s Laboratory and European “CE” certifications. We fully document all custom subassemblies for ease of replication and service. We subject the assembled units to a system level test to ensure performance to specifications in the anticipated end-user computing environment. Our integration and assembly operations are also ISO 9001 registered. In accordance with these standards, we have designed our integration and assembly operations with similar quality procedures to those of our hardware suppliers. Our close working relationship with our suppliers generally enables us to:

•                                          exchange critical information and implement joint corrective action programs to ensure the quality of our finished products;

•                                          reduce costs and the investment in inventory; and

•                                          access critical products and subassemblies for large or unanticipated orders when required.

Quality Management System

We have a long history of being committed to a strategic quality effort.  In the early 1990’s, we adopted the ISO 9001 quality management system to better identify and meet the needs of our customers, achieve a competitive market advantage and improve overall company performance.  We obtained an ISO 9001 certificate of registration in 1996 with successful re-registration in 1999.  In 2000, we embraced the Total Quality Management philosophy using the Malcolm Baldrige National Quality Award criteria to complement our existing quality system.  Today, our hybrid quality system focuses on achieving business results through high levels of customer satisfaction, employee satisfaction, profitability and operational excellence.

Competition

The enterprise-class information storage market is rapidly evolving and highly competitive. Current economic conditions have increased competitive pressures to reduce prices or offer less robust data storage solutions.  We compete with independent storage system suppliers to the high-end networked market, including EMC Corporation and numerous value-added resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer suppliers, some of which have significant storage product offerings, including Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corp. and Sun Microsystems, Inc.

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

Employees

As of December 31, 2002, we had a total of 164 full-time employees. We have no employment agreements with any of our employees. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

We configure products to customer specifications and generally ship them shortly after we receive our customer’s order.  Customers may change their orders with little or no penalty.  We do not recognize revenue on hardware or software products until we have completed the functionally essential portions of the installation or related configuration services in connection with the sale.  Customer constraints and the availability of engineering resources can have a significant impact on when we can complete an installation and configuration service.  These factors prevent us from relying on backlog as a predictor of our future sales levels.

Item 2.  Properties.

Our corporate headquarters including our principal technical operations and our integration, assembly and support service operations is located in a 104,000 square foot office and warehouse facility in Chanhassen, Minnesota.  Our remaining 20 locations including sales and technical staff are small to medium sized offices located throughout the United States.  Our regional hubs are located within each of our regions in the Northeast, Southeast, Central and West.

Item 3.  Legal Proceedings.

We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

We submitted no matters during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

MANAGEMENT

The following table lists our current directors and executive officers:

Name	Age	Position
Greg R. Meland	49	President, Chief Executive Officer and Director
Stephen M. Howe	44	Vice President – Field Operations
Daniel J. Kinsella	44	Vice President – Finance and Chief Financial Officer
Mary E. West	54	Vice President – Human Resources
Charles B. Westling	44	Vice President – Market Development
Robert M. Price	72	Chairman of the Board and Director
Paul F. Lidsky*	49	Director
Margaret A. Loftus*	58	Director
James E. Ousley*	57	Director

* Member of Audit and Compensation Committees.

Greg R. Meland joined us in 1991 as our Vice President of Sales and Engineering. He became President and Chief Executive Officer in 1993. Between 1979 and 1991, Mr. Meland served in various sales and marketing positions with the Imprimis disk drive subsidiary of Control Data Corporation (which was sold to Seagate in 1989), most recently as the North Central U.S. Director of Sales.

Stephen M. Howe joined us in 1989 as a field account executive, became Vice President–Sales in 1997 and Vice President–Sales and Marketing in 1999. In 2002, Mr. Howe became Vice President-Field Operations.  Between 1982 and 1989, he was employed by Teltrend Inc., a telecommunications equipment manufacturer, most recently as Assistant Vice President of Operations. Mr. Howe was a sales representative for Hamilton Avnet Corp., an electronics distributor, between 1980 and 1982.

Daniel J. Kinsella joined us in 1999 as Chief Financial Officer. In 2002, Mr. Kinsella became Vice President-Finance and Chief Financial Officer.  Between 1998 and 1999, he was Chief Financial Officer of Lloyd’s Barbeque Company. Mr. Kinsella served in various finance roles for Grist Mill Company between 1989 and 1998, most recently as its Chief Financial Officer, Treasurer and Secretary. From 1984 to 1989, Mr. Kinsella was the Director of Financial Reporting for Inter-Regional Financial Group, Inc. Between 1980 and 1984, he was employed by Touche Ross & Company, most recently as an audit manager. Mr. Kinsella is a Certified Public Accountant.

Mary E. West joined us in 2001 as Vice President–Human Resources.  From 1998 to 2001, she worked as an independent human resources consultant. Between 1995 and 1998, Ms. West was employed by Arcadia Financial, Ltd., most recently as the Senior Vice President of Human Resources.  From 1993 to 1994, she was the corporate administrative director for Nexus, Inc.  Ms. West received her M.A. in Human Resources and Industrial Relations in 1988 from the University of Minnesota Carlson School of Management.

Charles B. Westling joined us in 2002 as Vice President–Corporate and Business Development.  In 2002, Mr. Westling became Vice President–Market Development.  Between 2000 and 2001, he was the Executive Vice President of Business Development of Agiliti, Inc.  Mr. Westling served as Senior Managing Director and Director of Corporate Finance for John G. Kinnard and Company, Incorporated from 1997 to 1999.   From 1990 to 1997, Mr. Westling was a member of the corporate finance department at Dain Bosworth Incorporated, serving most recently as a managing director and head of technology investment banking.   Mr. Westling received his B.A. in economics from Carleton College and earned a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Robert M. Price was elected as our Chairman of the Board and a director in June 1998. Mr. Price has been President of PSV, Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. Between 1961 and 1990, he served in various executive positions, including as Chairman and Chief Executive Officer, with Control Data Corporation. Mr. Price also serves on the Board of Directors of Public Service Company of New Mexico, Affinity Technology Group, Inc. and National Center for Social Entrepreneurs. Since May 1991, Mr. Price has been a Senior Advisor and Professor at the Fuqua School of Business at Duke University.  Mr. Price is Mr. Meland’s father-in-law.

Paul F. Lidsky was elected as a director in June 1998. Since November 2002, Mr. Lidsky has been President and Chief Executive Officer of VigiLanz Corporation, a medical software company.  From 1997 until 2002, Mr. Lidsky was the President and Chief Executive Officer of OneLink Communications, Inc., a telecommunications company. Between 1992 and 1997, Mr. Lidsky was employed by Norstan, Inc., a comprehensive technology services company, most recently as Executive Vice President of Strategy and Business Development.

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

James E. Ousley was elected as a director in June 1998.  Since 2001, Mr. Ousley has been president and chief executive officer of Vytek Wireless Inc., a mobile computing company.  From 1999 to 2001, he served as President and Chairman of Syntegra (USA), a global e-Business solutions provider and a division of British Telecommunications plc.  From September 1991 to August 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems (CDS), which was acquired by British Telecommunications in August 1999.    From 1968 to 1991, he held various sales and executive management positions with Control Data Corporation, a global computer systems, software/services and peripherals company.  Mr. Ousley also serves on the Board of Directors for Vytek Wireless, Inc., ActiveCard, Inc., Bell Microproducts Inc., Norstan, Inc. and Savvis Communications.

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

	High	Low
Year Ended December 31, 2002
First Quarter	$7.01	$4.35
Second Quarter	6.72	3.31
Third Quarter	4.17	2.40
Fourth Quarter	4.22	2.37
Year Ended December 31, 2001
First Quarter	12.88	7.69
Second Quarter	11.30	5.43
Third Quarter	8.39	3.80
Fourth Quarter	8.30	3.05
Year Ended December 31, 2000
First Quarter	35.06	18.13
Second Quarter	20.75	11.75
Third Quarter	17.75	10.75
Fourth Quarter	13.75	8.44

On February 28, 2003, the closing price per share of our common stock was $3.39. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On February 28, 2003, there were approximately 82 holders of record of our common stock.  Many of our shares are held by beneficial owners through a small number of holders of record.

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

Item 6.  Selected Financial Data.

You should read the information below with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements. The data as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, was derived from our financial statements that are included in this Annual Report. The data as of December 31, 2000, 1999 and 1998, and for the years ended December 31, 1999 and 1998, was derived from our financial statements that are not included in this Annual Report. Our independent public accountants, KPMG LLP, audited our 2002 financial statements. Our previous independent public accountants, Arthur Andersen LLP, audited our 2001 financial statements and PricewaterhouseCoopers LLP audited our 1998 through 2000 financial statements. Our historical financial results are not necessarily indicative of our future operating results.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$58,492	$96,188	$118,233	$105,373	$80,243
Service sales	28,008	28,596	19,536	11,230	5,849
Total net sales	86,500	124,784	137,769	116,603	86,092

Cost of sales:
Cost of product sales	44,776	70,393	87,321	77,623	60,622
Cost of services	20,000	20,328	14,148	8,411	3,740
Total cost of sales	64,776	90,721	101,469	86,034	64,362

Gross profit	21,724	34,063	36,300	30,569	21,730

Operating expenses:
Sales and marketing	11,481	15,836	15,230	11,702	7,655
General and administrative	10,354	11,221	8,792	6,883	5,027
Engineering	4,954	5,259	3,745	2,594	1,362
Amortization of goodwill and other intangibles	1,088	2,264	1,026	807	376
Offering costs(1)	—	—	381	173	733
Total operating expenses	27,877	34,580	29,174	22,159	15,153

Operating (loss) income	(6,153)	(517)	7,126	8,410	6,577
Interest income (expense), net	117	127	311	(141)	(281)
(Loss) income before income taxes and cumulative effect of a change in accounting principle	(6,036)	(390)	7,437	8,269	6,296
Income tax (benefit) expense(2)	(618)	115	3,049	897	148
(Loss) income before cumulative effect of a change in accounting principle	(5,418)	(505)	4,388	7,372	6,148
Cumulative effect of a change in accounting principle, net of tax(3)	—	—	(753)	—	—
Net (loss) income	$(5,418)	$(505)	$3,635	$7,372	$6,148
Net (loss) income per share, basic:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.56)	$(0.06)	$0.50	$1.01	$0.88
Loss per share from the cumulative effect of a change in accounting principle(3)	—	—	(0.09)	—	—
Net (loss) income per share	$(0.56)	$(0.06)	$0.41	$1.01	$0.88
Net (loss) income per share, diluted:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.56)	$(0.06)	$0.48	$0.99	$0.88
Loss per share from the cumulative effect of a change in accounting principle(3)	—	—	(0.08)	—	—
Net (loss) income per share	$(0.56)	$(0.06)	$0.40	$0.99	$0.88
Weighted average shares outstanding:
Basic	9,687	8,921	8,794	7,295	6,993
Diluted	9,687	8,921	9,166	7,437	6,993

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,334	$5,846	$4,542	$6,515	$2,798
Working capital	13,477	10,729	11,695	17,233	6,039
Total assets	44,785	46,768	56,472	42,415	32,144
Note payable to former stockholder(4)	—	704	1,409	2,114	—
Common stock, subject to put option	—	—	—	—	19,059
Stockholders’ equity (deficit)	26,346	26,114	26,137	21,131	(6,979)

(1)                                  Reflects legal, accounting and other costs associated with our initial and a subsequent public offering, which we expensed when we postponed both offerings due to market conditions.  We successfully completed our initial public offering on August 6, 1999.  We did not complete our second public offering.

(2)                                  Our 1998 income tax expense resulted from the taxable income generated by Direct Connect Systems, Inc., or DCSI, from the date of our acquisition (July 15, 1998) through December 31, 1998. In January 1999 we merged DCSI into us. Our 1999 income tax expense resulted from the taxable income we generated between August 6, 1999 (when we terminated our S corporation status) and December 31, 1999, and the tax effect of our merger with DCSI. Our 2002 income tax benefit was offset by $1.6 million of expense for a valuation allowance for deferred tax assets.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized. See Note 4 of the Notes to our Financial Statements.

(3)                                  In the first quarter of 2000, we incurred a one-time, non-cash charge of $753,000 representing the cumulative effect, net of income taxes, of the accounting changes we made effective as of January 1, 2000, to our revenue recognition policies.  See Note 2 of the Notes to our Financial Statements.

(4)                                  Reflects a $3.0 million promissory note, less payments we have made, issued to one of our former stockholders in connection with our redemption, effective February 28, 1999, of 1,096 shares of common stock. See Note 3 of the Notes to our Financial Statements.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion in conjunction with our financial statements and the related notes included in Item 8. The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed under “Risk Factors.”

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. Prior to January 1, 2000, we recognized revenues for hardware and software product sales when we shipped the products and software to our customers or after they accepted products under evaluation. However, in December 1999, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition,” which clarified the SEC staff’s view regarding the recognition and reporting of revenues in particular transactions. In light of SAB No. 101, we modified our revenue recognition policy related to hardware and software products when we provide any installation or configuration services in connection with the sale. We now recognize revenue from hardware and software product sales when we complete our installation and configuration services that are essential to the functionality of the delivered hardware and software products or after the customer has accepted products under evaluation.  For any remaining installation that is not essential to the functionality of delivered product, we account for the remaining installation as a separate unit of accounting and defer revenue based on objective fair value for such services. This change was effective as of January 1, 2000.  Under the SAB No. 101 transition provisions, we accounted for this change in accounting policy prospectively. As of January 1, 2000, we recorded a charge to earnings of $753,000, representing the cumulative effect, net of income taxes, of this change in our accounting policy.

As indicated above, our customers frequently engage us for assistance in the installation of our solutions. Increasingly, they also engage us for consulting and other professional services. We recognize revenues for this work as we render these services.

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

Results of Operations

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.9	72.7	73.7
Gross profit	25.1	27.3	26.3
Operating expenses:
Sales and marketing	13.3	12.7	11.1
General and administrative	12.0	9.0	6.4
Engineering	5.7	4.2	2.7
Amortization of goodwill and other intangibles	1.2	1.8	0.7
Offering costs	0.0	0.0	0.3
Total operating expenses	32.2	27.7	21.2
Operating income (loss)	(7.1)%	(0.4)%	5.2%

Comparison of Years Ended December 31, 2002, 2001 and 2000

Net Sales.  Our product sales decreased 39.2% in 2002 from 2001 to $58.5 million, and decreased 18.6% in 2001 from 2000 to $96.2 million. Our product sales were $118.2 million in 2000.  Our service sales, which include customer support and installation services, remained relatively flat from 2001 to 2002 at $28.0 million in 2002 and increased 46.4% in 2001 over 2000 to $28.6 million.  Our service sales in 2000 were $19.5 million.  The decline in our product sales since 2000 reflects a tremendously difficult operating environment as many companies have chosen to significantly reduce their spending on information technology.  The data storage industry as a whole was negatively impacted by these conditions.  Given these developments, we cannot predict if or when our product sales will return to historically higher levels.  The growth in our service revenues between 2000 and 2002 reflects an increase in new maintenance contract sales and contract renewals by existing customers.  We derived approximately 5%, 9% and 15% of our sales from one customer during 2002, 2001 and 2000, respectively.  We cannot assure you that this customer will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 25.1% in 2002 from 27.3% in 2001 and 26.3% in 2000.  Due to the current economic environment, our customers are continuing to seek storage solutions to meet minimum needs rather than implementing comprehensive infrastructure changes.  Solutions that meet a minimum need generally carry lower margins than comprehensive infrastructure changes.  In addition, our gross profit percentage has suffered due to the high level of pricing competition in the marketplace.  Given these developments, we cannot predict if or when our gross profit as a percentage of net sales will return to historically higher levels. Similarly, product gross profit as a percentage of product sales decreased to 23.4% in 2002 as compared to 26.8% in 2001 and 26.1% in 2000.  Service gross profit as a percentage of service sales in 2002 remained relatively flat from 2001 at 28.6%.  Service gross profit as a percentage of service sales was 28.9% in 2001 and 27.6% in 2000.  The increase in gross profit rates for services from 2000 to 2002 reflects our ability to obtain higher margins on our integrated support services. Charges for excess and obsolete inventory in 2002, 2001 and 2000 of $188,000, $344,000 and $1.2 million, respectively, adversely affected our product gross profit.  In particular, during 2000, we disposed of excess, old generation inventories at liquidation values significantly below our acquisition cost.

                Overall Cost Reduction Initiatives.  Because of the continuing difficult economic climate, we have actively sought to reduce costs across our business. Our principal fixed expense is for personnel. Through attrition and layoffs, we have reduced employee headcount to 164 at December 31, 2002 from 216 at December 31, 2001. We have also significantly reduced and continue to monitor discretionary areas of spending. As a result of our efforts, our fixed expenses before amortization of intangibles during the fourth quarter of 2002 are down by $1.3 million as compared to the fourth quarter of 2001.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $11.5 million, or 13.3% of net sales for 2002 compared to $15.8 million, or 12.7% of net sales for 2001 and $15.2 million, or 11.1% of net sales for 2000.  The decrease in sales expense in absolute dollars is a result of a decrease in commissions related to lower sales and gross margins in 2002 as compared to 2001 and 2000 and a decrease in travel and entertainment due to increased efforts to minimize expenses in these areas.  The increase in sales expense as a percentage of sales from 2002 as compared to 2001 and 2000 resulted primarily from lower sales combined with increased expenses related to investments in management for our regional structure.  These investments were completed in 2001; however, the hiring and related expenses were not fully realized until the third quarter of 2001.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses decreased to $10.4 million, or 12.0% of net sales for 2002 as compared to $11.2 million, or 9.0% in 2001 and  $8.8 million, or 6.4% in 2000. When comparing 2002 to 2001, the decrease in general and administrative expenses in absolute dollars reflects lower hiring costs due to fewer new employees, lower professional services fees due to the completion of several process improvement consulting engagements in 2001 and lower depreciation expense. Our general and administrative expenses were higher as a percentage of net sales because of the reduction in sales.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We allocate engineering costs associated with installation services to our cost of service sales.  Engineering expenses remained relatively flat at $5.0 million, or 5.7% of net sales in 2002 as compared to $5.3 million, or 4.2% of net sales in 2001.  Engineering expenses were $3.7 million, or 2.7% of net sales in 2000.  The increase in engineering expenses as a percentage of net sales reflects fewer installations in 2002 as compared to 2001.  As a result, there were fewer engineering costs associated with installation services recorded as cost of service sales and lower travel and entertainment costs associated with the installations.  In addition, the engineering expenses remained relatively flat in absolute dollars because there were lower costs associated with a reduction in headcount, lower depreciation expense on our engineering laboratory equipment and lower costs for travel and entertainment due to increased efforts to minimize expenses in these areas.

Goodwill and Other Intangible Amortization.  Amortization of goodwill and other intangible assets decreased to $1.1 million in 2002 compared to $2.3 million in 2001.  Amortization of goodwill and other intangible assets was $1.0 million in 2000.  The amortization relates primarily to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000.  Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, our amortization expense decreased by $1.2 million in 2002 from 2001.  This Statement required that we no longer amortize goodwill and intangible assets with indefinite lives, but instead test for impairment annually or whenever impairment is indicated.  In 2002, we amortized the remaining $163,000 balance of the trademark and name intangible asset we acquired in our July 1998 acquisition of Direct Connect Systems, Inc. because we are not operating under its name and realization of future uses became uncertain in the fourth quarter of 2002. For more information, see Note 2 of the Notes to our Financial Statements.

Offering Costs.  During the second quarter of 2000, we expensed approximately $381,000 of costs for a proposed second public offering of our common stock, which was withdrawn due to market conditions.

Operating (Loss) Income. We incurred an operating loss of $6.2 million in 2002 compared to $517,000 in 2001. Operating income was $7.1 million in 2000. The decrease in operating income was principally attributable to our sales decline under difficult economic conditions combined with an increase in our operating expenses in the anticipation of revenue growth and market share gains.  Although our revenues remained relatively flat for the four quarters in 2002, our operating loss decreased from $2.1 million in the first quarter of 2002 to $521,000 in the fourth quarter of 2002 due to the reduction in operating expenses.  The reduction was a result of selective reductions in headcount and expense control.

Income Taxes.  We provided for an income tax benefit of $618,000 in 2002 and income taxes of $115,000 in 2001 and $3.0 million in 2000.  Included in the income tax provision for 2002 is a non-cash charge of $1.6 million related to the creation of a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we do not have the ability to realize future income tax benefits on future losses.  Excluding the impact of the reserve, our loss per diluted share would have been $.39 per share for the year ended December 31, 2002. Even though we generated an operating loss in 2001, we still incurred income tax expense which reflected permanent differences, such as non-deductible goodwill amortization, between our reported and taxable income as well as state taxes.

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

Quarterly Results and Seasonality

The following table sets forth our unaudited quarterly financial data for each quarter of 2002 and 2001. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2002				2001
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$21,784	$21,019	$21,858	$21,839	$40,899	$26,992	$32,244	$24,649
Gross profit	5,503	5,043	5,397	5,781	11,069	7,472	9,269	6,253
Operating income (loss)	(2,094)	(1,978)	(1,560)	(521)	1,786	(1,087)	788	(2,004)
Net income (loss)	(1,300)	(1,229)	(962)	(1,927)	1,076	(623)	290	(1,248)

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital requirements through cash flows generated from operations, supplemental bank borrowings and the proceeds from our offerings of our common stock. Our working capital was $13.5 million at December 31, 2002 as compared to $10.7 million at December 31, 2001. Our current ratio was 1.7:1 at December 31, 2002 as compared to 1.5:1 at December 31, 2001. At December 31, 2002, our cash and cash equivalents balance was $10.3 million.

Cash provided by operating activities for 2002 was $894,000 as compared to $5.6 million in 2001 and $10.6 million in 2000. The cash provided in 2002 resulted primarily from a reduction in our net operating assets.  The reduction in net operating assets reflects timing of certain payments and receipts and a reduction in the overall level of business.  The cash provided in 2001 resulted primarily from a reduction in inventories offset by a decrease in payables. The reduction in inventories for 2001 resulted from our increased efforts to optimize our inventory levels and to complete the installation of products for customers at year-end.  The cash provided by operating activities in 2000 resulted primarily from our net income and a reduction in accounts receivable and increases in accounts payable, partially offset by an increase in inventories.

Cash used in investing activities during 2002 was $1.1 million as compared to $4.0 million in 2001 and $11.4 million in 2000. In 2002, we used this cash primarily to implement our customer relationship management information system. In 2001, we purchased furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and invested in our new information and phone systems and engineering laboratory equipment. Our 2000 uses reflected expenditures for engineering and lab equipment, the purchase of land adjacent to our new corporate headquarters facility and a $500,000 deposit on the new corporate headquarters that we began leasing in June 2001. The 2000 uses also included $7.5 million to acquire the data storage and services business of OpenSystems.com, Inc.

Cash provided by financing activities during 2002 was $4.7 million.  Cash used in financing activities was $342,000 in 2001 and $1.2 million in 2000.  In 2002, we received $5.3 million from a direct private offering of newly issued common stock to institutional investors and $186,000 from stock sold under our employee stock purchase plan. The cash provided was partially offset by the final scheduled payment of $704,000 on a note due to a former stockholder.  In 2001, we made a scheduled payment of $705,000 on a note due to a former stockholder, which was partially offset by $363,000 of proceeds from our employee stock purchase plan and stock option exercises.  In 2000, we used $884,000 to make a final dividend distribution to the ten pre-initial public offering stockholders related to their tax liabilities.  We also made a scheduled payment of $705,000 on the former shareholder’s note.  These uses were partially offset by $388,000 of proceeds from stock purchases under our employee stock purchase plan.

Effective June 30, 2002, we signed a new credit agreement with a commercial bank that provides for an $8 million revolving line of credit for financing our working capital needs.  The term of the agreement ends June 30, 2003.  Borrowings under the line of credit are secured by our accounts receivable and inventory and are subject to certain financial and operating covenants, including covenants that require us to maintain a maximum level of funded debt-EBITDA ratio and a minimum amount of working capital, tangible net worth and debt-net worth ratio.  At December 31, 2002, we were in compliance with all covenants under this agreement.  We had no outstanding borrowings as of December 31, 2002.  For more information, see Note 3 of the Notes to our Financial Statements.

In 2001, we signed an 11-year non-cancelable operating lease for our new corporate headquarters in Chanhassen, Minnesota.  The lease requires base rental payments of approximately $1.0 million in the first year and $1.3 million for each subsequent year.   For more information, see Note 5 of the Notes to our Financial Statements.

In February 1999, we redeemed 1,095,720 shares of common stock held by one of our former stockholders and issued him a $3.0 million note payable in four installments through February 2002. We made principal payments of $906,000, $705,000 and $705,000 on this note in August 1999, February 2000 and February 2001, respectively.  We made our final payment of $704,000 on this note in February 2002, leaving Datalink with no outstanding debt.

As of December 31, 2002, our contractual cash obligations consisting of future minimum lease payments due under non-cancelable operating leases are as follows:

Year Ended	Total
(In thousands)
2003	$2,166
2004	2,076
2005	1,950
2006	1,836
2007	1,523
Future	5,595
$15,146

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months. We are planning for $500,000 to $1.0 million of capital expenditures through 2003 primarily related to enhancements to our management information systems.

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

Revenue Recognition.  As discussed above, we recognize revenues from hardware and software product sales only after all functionally essential portions of the installation services have been completed and the product is functioning properly rather than upon shipment. We recognize all professional service revenue, including installation and consulting service revenue, when the service is rendered.  We believe this policy minimizes management’s judgments over the timing and extent of revenue recognition. Revenues from maintenance contracts are recognized ratably over the period of the contract. Although this policy that we adopted on January 1, 2000 contains very specific guidelines for measuring revenue, certain judgments do affect the application of our revenue policy, such as evaluating multiple element arrangements.

Inventory.  We periodically review, estimate and adjust our reserves for obsolete or unmarketable inventory equal to the difference between the inventory cost and the estimated market value based upon assumptions about future demand and market conditions. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of industry downturn, or if products become obsolete because of technical advancements in the industry.

Valuation of Goodwill and Other Intangible Assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” and reclassified $652,000 of assembled workforce to goodwill.  As a result, we have ceased to amortize approximately $5.5 million of goodwill. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets for several quarters, it may prompt us to engage a third party valuation firm to perform a valuation of us to further assess whether our goodwill or other intangibles are impaired pursuant to SFAS 142.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes.  We utilize the liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income  We record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make this determination.  As a result of our cumulative losses over the past two years and the full utilization of our loss carryback potential, we concluded during the fourth quarter of fiscal 2002 to make a full valuation allowance against our net deferred tax assets.  The valuation allowance at December 31, 2002 was $1.6 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ SFAS No. 146 supersedes EITF No. 94-3. The principle difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability, related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan. The provisions of SFAS No. 146 are effective on January 1, 2002. Accordingly, we will apply this standard to all exit or disposal activities initiated after January 1, 2002.

In December 2002, the FASB issued SFAS No. 148, Stock Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not plan to change our method of accounting for stock-based employee compensation. We will make the required interim disclosures effective with the quarter ending March 31, 2003.

In December 2002, the EITF issued EITF 00 21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for us for fiscal 2004 and could have an impact on revenue recognition of future sales transactions.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

RISK FACTORS

Current economic conditions adversely impact our revenues and profits.

Since mid-2001, we have experienced a very difficult and competitive operating environment.  This uncertainty was further complicated by the world events such as the terrorist attacks on the United States in September 2001 and the current threat of war in Iraq.  The high level of economic uncertainty has led to an overall reduction in capital spending, including spending for technology.  Some of our customers have canceled or delayed planned purchases.  Others have replaced large storage solution installation projects with smaller, piecemeal projects that carry lower profit margins for us.  Competition for available business has also affected our margins.  We cannot predict the continuing effect of current economic conditions on our business.  If our revenues and cash flows continue to be adversely affected, we may need to further reduce our expenses or personnel.  This could adversely affect our ability to capitalize on future technology spending by our customers at such time as economic conditions improve.

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

Under new SEC accounting rules, we no longer amortize goodwill.  Instead, we perform impairment analyses of our goodwill at least annually or when we believe there is an impairment.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is further impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We derive a significant percentage of our revenues from a small number of customers.

In 2002, we derived 5% of our revenues from one customer, and our top five customers collectively accounted for 19% of our revenues. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

These factors and our limited experience in negotiating, consummating and integrating acquisitions could hamper our ability to realize our growth objectives, and could adversely affect our business, earnings, financial condition and, ultimately, our stock price. Acquisitions that use stock as payment also could result in dilution of our per share earnings, and of your voting rights.

Our business depends on our ability to hire and retain technical personnel.

Our future operating results depend upon our ability to attract, retain and motivate qualified engineers with enterprise-class information storage solutions experience. If we fail to recruit and retain additional engineering personnel, , or if continued losses require us in the future to terminate employment of some of these personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

We generally do not have employment agreements with our key employees.

Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many who have substantial experience in our industry and would be difficult to replace. In general, we do not have employment, non-competition or nondisclosure agreements with our officers or employees, including our executive officers. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

Currently, our executive officers, directors and 5% or greater stockholders and their affiliates beneficially own approximately 66% of our outstanding common stock. Acting together, these insiders could elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

•                                          changes in estimates by securities analysts of our future financial performance; and

•                                          general market conditions, including the effects of current economic conditions and war and terrorism threats.

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

Our Board of Directors may issue additional shares of capital stock and establish their rights, preferences and classes, in some cases without stockholder approval. In addition, we are subject to anti-takeover provisions of Minnesota law. These provisions may deter or discourage takeover attempts and other changes in control of us not approved by our Board of Directors. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

Interest rate risk.  As of December 31, 2002, we had $10.3 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

Foreign currency exchange rate risk.  We develop and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 8.  Financial Statements and Supplementary Data.

Independent Auditors’ Report

The Board of Directors and Shareholders

Datalink Corporation:

We have audited the accompanying balance sheet of Datalink Corporation as of December 31, 2002, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Datalink Corporation as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 financial statements of Datalink Corporation as listed in the accompanying index were audited by other auditors who have ceased operations. As described in note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Datalink Corporation, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP

Minneapolis, Minnesota
February 7, 2003

This is a copy of an accountants’ report previously issued by Arthur Andersen LLP (“Andersen”).  This report has not been reissued by Andersen.  After a reasonable effort, we have been unable to obtain the consent of Andersen for the incorporation by reference of the report dated February 8, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002. The financial statements for the year ended December 31, 2001 has been revised to include the transistional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.  Under these circumstances Rule 437a under the Securities Act of 1933 permits us to file a Registration Statement without a written consent from Andersen.  We are not able to obtain the written consent of Andersen to incorporate by reference this report into our previously filed registration statements on Form S-8, File number 333-93229 and Form S-3, File number 333-96901.  In addition, we will not be able to obtain the written consent of Andersen for any future registration statement we may file as required by Section 7 of the Securities Act.  Accordingly, investors will not be able to sue Andersen pursuant to Section 11 of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent.  The ability of investors to recover from Andersen may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

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

Minneapolis, Minnesota
February 8, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Datalink Corporation:

In our opinion, the accompanying statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Datalink Corporation and its subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 relating to revenue recognition.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 13, 2001

DATALINK CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$10,334	$5,846
Accounts receivable, net	12,419	15,127
Inventories	2,410	3,885
Inventories shipped but not installed	4,059	2,922
Income tax receivable	1,952	1,610
Deferred income taxes, net	—	1,435
Other current assets	401	289
Total current assets	31,575	31,114
Property and equipment, net	5,506	6,341
Goodwill	5,500	5,500
Intangibles, net	2,135	3,223
Other, net	69	590
Total assets	$44,785	$46,768

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,667	$15,210
Accrued commissions	818	889
Accrued sales and use tax	496	709
Accrued expenses, other	683	583
Note payable to former stockholder, current portion	—	704
Deferred revenue	2,434	2,290
Total current liabilities	18,098	20,385
Deferred rent	341	269
Total liabilities	18,439	20,654

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,206,699 and 8,951,343 shares issued and outstanding as of December 31, 2002 and 2001, respectively	10	9
Additional paid-in capital	25,854	20,205
Retained earnings	482	5,900
Total stockholders’ equity	26,346	26,114
Total liabilities and stockholders’ equity	$44,785	$46,768

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales:
Product sales	$58,492	$96,188	$118,233
Service sales	28,008	28,596	19,536
Total net sales	86,500	124,784	137,769

Cost of sales:
Cost of product sales	44,776	70,393	87,321
Cost of services	20,000	20,328	14,148
Total cost of sales	64,776	90,721	101,469
Gross profit	21,724	34,063	36,300
Operating expenses:
Sales and marketing	11,481	15,836	15,230
General and administrative	10,354	11,221	8,792
Engineering	4,954	5,259	3,745
Amortization of goodwill and other intangibles	1,088	2,264	1,026
Offering costs	—	—	381
Operating (loss) income	(6,153)	(517)	7,126
Interest income (expense), net	117	127	311

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(6,036)	(390)	7,437
Income tax (benefit) expense	(618)	115	3,049
(Loss) income before cumulative effect of a change in accounting principle	(5,418)	(505)	4,388
Cumulative impact of change in accounting principle, net of income taxes	—	—	(753)
Net (loss) income	$(5,418)	$(505)	$3,635

Net (loss) income per share, basic:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.56)	$(0.06)	$0.50
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.09)
Net (loss) income per share	$(0.56)	$(0.06)	$0.41

Net (loss) income per share, diluted:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.56)	$(0.06)	$0.48
Loss per share from the cumulative effect of a change in accounting principle	—	—	(0.08)
Net (loss) income per share	$(0.56)	$(0.06)	$0.40

Weighted average shares outstanding:

Basic	9,687	8,921	8,794
Diluted	9,687	8,921	9,166

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balances, December 31, 1999	8,773	$9	$18,213	$2,909	$21,131
Net income	—	—	—	3,635	3,635
Compensation expense related to stock options	—	—	137	—	137
Common shares issued under employee stock purchase plan and stock option plans	44	—	373	—	373
Issuance of shares in acquisition (Note 8)	79	—	1,000	—	1,000
Cash dividend paid to S corporation stockholders	—	—	—	(139)	(139)
Balances, December 31, 2000	8,896	9	19,723	6,405	26,137
Net loss	—	—	—	(505)	(505)
Compensation expense related to stock options	—	—	146	—	146
Common shares issued under employee stock purchase plan and stock option plans	55	—	336	—	336
Balances, December 31, 2001	8,951	9	20,205	5,900	26,114
Net loss	—	—	—	(5,418)	(5,418)
Issuance of shares in private placement, net of issuance costs (Note 7)	1,180	1	5,216	—	5,217
Compensation expense related to stock options	—	—	208	—	208
Common shares issued under employee stock purchase plan and stock option plans	76	—	225	—	225
Balances, December 31, 2002	10,207	$10	$25,854	$482	$26,346

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(5,418)	$(505)	$3,635
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debts	77	115	89
Cumulative effect of change in accounting principle	—	—	753
Depreciation and amortization	1,981	2,425	1,471
Amortization of intangibles	1,088	2,264	1,026
Deferred income taxes	273	305	(1,563)
Valuation allowance for deferred income taxes	1,609	—	—
Deferred rent	72	269	—
Stock compensation expense	118	119	122
Changes in operating assets and liabilities:
Accounts receivable	2,631	1,013	(2,825)
Inventories	338	8,145	(1,440)
Other current assets	(112)	(45)	118
Other assets	162	(60)	(108)
Accounts payable	(1,543)	(4,454)	5,969
Accrued expenses	(184)	(1,840)	1,704
Income taxes	(342)	(2,128)	295
Deferred revenue	144	(1)	1,360
Net cash provided by operating activities	894	5,622	10,606
Cash flows from investing activities:
Purchase of property and equipment	(1,146)	(4,300)	(3,371)
Deposit on lease arrangement	—	500	(500)
Net assets acquired, net of cash acquired	—	(176)	(7,495)
Net cash used in investing activities	(1,146)	(3,976)	(11,366)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	—	5,335
Principal payments on line of credit	—	—	(5,335)
Proceeds from issuance of common stock, net	5,444	363	388
Distributions paid	—	—	(883)
Payments of notes payable to former stockholder	(704)	(705)	(705)
Principal payments on capital lease obligations	—	—	(13)
Net cash (used in) provided by financing activities	4,740	(342)	(1,213)
Increase (decrease) in cash and cash equivalents	4,488	1,304	(1,973)
Cash and cash equivalents, beginning of year	5,846	4,542	6,515
Cash and cash equivalents, end of year	$10,334	$5,846	$4,542

Supplementary Cash Flow Information:

Cash paid for interest	$45	$132	$95
Cash (received) paid for income taxes	(2,160)	1,936	4,000
Significant noncash financing and investing transactions:
Stock issued to purchase certain assets of OpenSystems.com, Inc.	—	—	1,000
Obligation for construction in progress	—	(1,968)	1,968

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Description of Business:

Datalink Corporation (the “Company”) is an independent architect of enterprise-class information storage infrastructures. The Company derives its revenues principally from designing and installing data storage systems. The Company’s solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. The Company is frequently engaged to provide assistance in the installation of solutions and to provide support services subsequent to the installation. Occasionally, the Company is engaged for consulting services.

The Company views its operations and manages its business as one segment, the design and installation of enterprise-class information storage solutions. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. During 2002, 2001 and 2000, net sales to one customer totaled 5%, 9% and 15% of total net sales, respectively.

2. Summary of Significant Accounting Policies:

Cash Equivalents:

Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value.

Accounts Receivable, net:

Accounts receivable are recorded net of the reserve for doubtful accounts of $197,000 and $164,000 at December 31, 2002 and 2001, respectively.

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

	December 31,
	2002	2001
	(In thousands)
Property and equipment:
Land	$384	$384
Construction in process	200	588
Leasehold improvements	538	538
Equipment	3,343	3,732
Computers and software	7,383	5,900
	11,848	11,142
Less accumulated depreciation and amortization	6,342	4,801
	$5,506	$6,341

During 2000, the Company began the implementation of a new customer relationship management (CRM) application suite. The Company capitalized costs of the implementation of $801,000 in 2002, $1.0 million in 2001 and $624,000 in 2000.

Amounts are being amortized over a period of 3 years from the date they are available for use.  Amortization of software costs was $922,000 in 2002, $139,000 in 2001 and $0 in 2000.

Goodwill:

On January 1, 2002, new accounting rules for business combinations and accounting for goodwill and other intangibles (SFAS 141 and 142) became effective for the Company.  The Company adopted SFAS 142 on January 1, 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in prior business combinations and determined there was no impairment upon adoption. Goodwill is no longer being amortized against earnings and goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist.  In addition, the new rules further defined the classes of intangible assets which caused the Company to reclassify the $652,000 unamortized balance of an intangible asset represented by the estimated value of assembled workforce to goodwill as of January 1, 2002.  The value of assembled workforce at December 31, 2001 was also reclassified in these financial statements for comparative purposes.

The following table presents a reconciliation of net income (loss) and income (loss) per share adjusted for the exclusion of goodwill, net of tax:

	Year Ended December 31
	2002	2001	2000
Reported net income (loss)	$(5,418)	$(505)	$3,635
Add: Goodwill amortization, net of tax	—	951	480
Adjusted net income (loss)	$(5,418)	$446	$4,115

Reported basic and diluted earnings (loss) per share	$(0.56)	$(0.06)	$0.40
Add: Goodwill amortization, net of tax	—	0.11	0.05
Adjusted basic and diluted earnings (loss) per share	$(0.56)	$0.05	$0.45

Intangibles, net:

Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 7 years.  Information regarding the Company’s other intangible assets that continue to be amortized are as follows:

	As of December 31, 2002
	Carrying Amount	Accumulated Amortization	Net
Customer lists	$4,300	$2,165	$2,135
Trademark and name	450	450	—
	$4,750	$2,615	$2,135

	As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net
Customer lists	$4,300	$1,305	$2,995
Trademark and name	450	222	228
	$4,750	$1,527	$3,223

Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $1.1 million, $2.3 million and $1.0 million, respectively.  Estimated amortization expense for the succeeding fiscal years based on the intangible assets as of December 31, 2002 is as follows:

(In thousands)
2003	$860
2004	860
2005	415
Total	$2,135

Valuation of Long-Lived Assets:

The Company periodically (at least annually) analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles.

Income Taxes:

The Company calculates income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount the Company expects are more likely than not to realize. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Revenue Recognition:

In December 1999, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” which clarified the SEC staff’s views regarding the recognition and reporting of revenues in certain transactions. In consideration of the views expressed in SAB No. 101 and effective as of January 1, 2000, the Company modified its revenue recognition policy related to products when the Company provides any installation or configuration services in connection with the sale. The Company now recognizes revenue from hardware and software product sales when it completes its installation and configuration services that are essential to the functionality of the delivered hardware and software products or after the customer has accepted products under evaluation. For any remaining installation that is not essential to the functionality of delivered product, the Company accounts for the remaining installation as a separate unit of accounting and defers revenue based on objective fair value for such services. Under the transition provisions outlined in SAB No. 101, the Company accounted for this change in accounting policy prospectively as of January 1, 2000 and recorded a charge to earnings on that date of $753,000 representing the cumulative effect, net of income taxes, of the change in accounting policy. Prior to January 1, 2000, the Company recognized product revenue when the hardware and software was shipped to its customers or after they accepted products under evaluation.

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

Offering Costs:

On March 7, 2000, the Company filed a registration statement with the SEC for a second public offering of 2,500,000 shares of its common stock. On May 15, 2000, the Company withdrew this registration statement due to market conditions. As required, the Company expensed the previously deferred costs of $381,000 related to the offering.

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  The impact of stock options have been included in the computation of diluted income per share, increasing the weighted average number of shares outstanding by 371,880 shares in 2000. Due to the net loss in 2001 and 2002, common stock equivalents of 62,564 and 62,536, respectively would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted loss per share.

Comprehensive Income:

The Company’s comprehensive income is equal to its net income for all periods presented.

Recently Issued Accounting Standards:

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ SFAS No. 146 supersedes EITF No. 94-3. The principle difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability, related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan. The provisions of SFAS No. 146 are effective on January 1, 2003. Accordingly, the Company will apply this standard to all exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Stock Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.

In December 2002, the EITF issued EITF 00 21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company for fiscal 2004 and could have an impact on revenue recognition of future sales transactions.

Reclassifications:

Certain 2001 amounts have been reclassified to conform to current year presentation.

3. Borrowing Arrangements:

Effective June 30, 2002, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a bank.  Under the terms of the Credit Agreement, the Company may borrow up to $8 million to be used for financing working capital needs.  The term of the agreement ends June 30, 2003.  Borrowings under the Credit Agreement are collateralized by the accounts receivable and inventory of the Company. The Credit Agreement includes various covenants, including requirements to maintain a maximum level of debt-cash flow ratio and a minimum amount of working capital, tangible net worth and debt-net worth ratio.  At December 31, 2002, the Company was in compliance with the covenants in the Credit Agreement.  The Company had no outstanding borrowings under the Credit Agreement as of December 31, 2002.

Effective February 28, 1999, the Company redeemed 1,095,720 shares of common stock held by a former stockholder.  The Company issued a $3 million note payable to this former stockholder. The note provided for interest on the outstanding balance at the prime rate beginning August 28, 1999. A principal payment of $906,000 was made on August 28, 1999.  Two principal payments of $705,000 each were made on February 28, 2000 and 2001 with the remaining principal balance of $704,000 was paid on February 28, 2002. As of December 31, 2002 and 2001, the Company was the owner and beneficiary of a term life insurance policy with a face value of $0 million and $704,000, respectively insuring the life of this stockholder.

4. Income Taxes:

The provision for (benefit from) income taxes from consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current income tax expense (benefit):
Federal	$(1,976)	$(186)	$4,072
State	(525)	(4)	540
Total	(2,501)	(190)	4,612
Deferred income tax expense (benefit):
Federal	1,551	250	(1,380)
State	332	55	(183)
Total	1,883	305	(1,563)
Total provision for (benefit from) income taxes	$(618)	$115	$3,049

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2002	2001	2000
Tax expense (benefit) at U.S. statutory rates	(34.0)%	(34.0)%	34.0%
State tax expense (benefit), net of federal tax effect	(3.7)	(4.5)	4.5
Nondeductible expenses	0.8	—	—
Change in valuation allowance	26.7	—	—
Other, primarily goodwill amortization	0.0	68.0	2.5
Effective tax rate	(10.2)%	29.5%	41.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2002	2001
	(In thousands)
Current deferred tax asset:
Allowance for doubtful accounts	$117	$105
Compensation accrual	57	—
Inventories	176	123
Deferred revenue	485	1,198
Other	6	9
Total current deferred tax asset	841	1,435
Long-term deferred tax asset:
Net operating loss carryovers	325	—
Intangibles	564	417
Property and equipment	(121)	31
Total gross deferred tax asset	1,609	1,883
Valuation allowance	(1,609)	—
Net deferred tax asset	$—	$1,883

The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $1,609 and $0, respectively.  The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $1,609 and $0, respectively.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carry back potential and projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of taxable losses in recent years and uncertainty of future taxable income, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2002.

At December 31, 2002, the Company had state net operating loss carryforwards of approximately $5,037 which are available to offset future state taxable income.  If not used, these net operating loss carryforwards will expire between 2012 and 2021.

Subsequently recognized tax benefits relating to the $1,609 valuation allowance for deferred tax assets as of December 31, 2002 would be reported in the statement of operations as an income tax benefit of $1,609.

5. Lease Commitments:

The Company has 21 office locations throughout the United States.  Some of these locations are leased facilities under non-cancelable operating lease agreements.

In August 2000, the Company purchased the land adjacent to its new corporate headquarters for $384,000.  At December 31, 2000, the construction in progress of $2.0 million represents payments made by the developer for the construction of the Company’s new corporate headquarters.  A corresponding obligation for construction in progress of $2.0 million was recorded as a liability as of December 31, 2000.  Upon completion of the building and commencement of the lease term in June 2001, the asset and related obligation were removed from the Company’s balance sheet in accordance with accounting for the building as an operating lease.  The building functions as the Company’s corporate headquarters including the principal technical operations and the integration, assembly and support service operations.  It is located in a 104,000 square foot office and warehouse facility in Chanhassen, Minnesota.

The Company’s remaining 20 locations including sales and technical staff are small to medium sized offices.  Regional hubs are located within each of the Company’s regions in the Northeast, Southeast, Central and West.

As of December 31, 2002, future minimum lease payments due under non-cancelable operating leases are as follows:

Year Ended	Total
(In thousands)
2003	$2,166
2004	2,076
2005	1,950
2006	1,836
2007	1,523
Future	5,595
$15,146

Total rent expense, including certain lessor operating costs charged to the Company, is as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Related party	$—	$112	$323
Other	2,399	2,080	792
	$2,399	$2,192	$1,115

6. Employee Benefit Plan:

The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. The Company is required to match 50% of an employee’s contribution up to the first 6% of an employee’s eligible compensation. The cost of the Company’s contributions to the 401(k) portion of the plan for 2002, 2001 and 2000, was  $356,000, $428,000 and $349,000, respectively.

7. Stockholders’ Equity:

Private Placement:

In May 2002, the Company sold an aggregate of 1,180,000 shares of Common Stock, plus five-year warrants to purchase an additional 200,000 shares at an exercise price of $4.50 per share, to five institutional investors for $5.3 million.  The Company allocated an amount to the value of the warrants utilizing a fair value estimate derived from the Black Scholes option pricing model assuming a volatility of 102%, the warrant life of 5 years and a risk-free interest rate of 4.76%. Based on this fair value estimate, the Company allocated approximately $863,000 to the warrants and $4,437,000 to the Common Stock. Based upon representations made by the purchasers to the Company, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of the issuance of these securities.

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan (the “Incentive Plan”), 1,230,697 of which were available for grant as of December 31, 2002. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company’s Compensation Committee (the “Committee”).

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

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”).  The Company amended the Director Plan in May and October 2002.  The terms of the Director Plan allow for stock option grants to non-employee members of the Board of Directors.  The Company has reserved 300,000 shares of common stock for issuance pursuant to the Director Plan.

Stock Options:

The following table summarizes activity under the Company’s stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 1999	742,225	$7.50 - $19.63	$8.02
Options granted	488,432	$8.50 - $25.38	$15.98
Options exercised	(29,951)	$7.50	$7.50
Options cancelled	(148,915)	$7.50 - $25.38	$11.82
Balance, December 31, 2000	1,051,791	$7.50 - $25.38	$11.19
Options granted	1,028,400	$1.60 - $15.25	$7.05
Options exercised	(11,530)	$7.50	$7.50
Options cancelled	(251,638)	$3.46 - $20.88	$10.35
Balance, December 31, 2001	1,817,023	$1.60 - $25.38	$9.00
Options granted	345,095	$1.44 - $6.42	$4.35
Options cancelled	(392,815)	$3.46 - $25.38	$9.08
Balance, December 31, 2002	1,769,303	$1.44 - $25.38	$8.07

Options exercisable as of December 31, 2002	720,070	$1.44 - $25.38	$9.08

The following is a summary of options outstanding at December 31, 2002:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
13,750	$0.00 - $2.53	$1.83	9.6
444,092	$2.54 - $5.07	$3.60	9.0
565,484	$5.08 - $7.60	$7.03	7.3
445,516	$7.61 - $10.14	$8.78	8.0
72,275	$10.15 - $12.68	$11.78	7.4
57,062	$12.69 - $15.22	$14.50	7.4
18,150	$15.23 - $17.75	$15.82	7.3
151,224	$17.76 - $20.84	$18.29	7.0
1,750	$20.84 - $25.38	$25.38	0.2
1,769,303	$0.00 - $25.38	$8.07	7.9

The following is a summary of options granted at an exercise price that differs from the market price of the stock on the grant date:

	Stock Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Exercise Price Per Share
December 31, 2000
Option price equals fair market value	387,982	$8.50 - $25.38	$12.29
Option price greater than fair market value	4,500	$19.88	$15.05
Option price less than fair market value	95,950	$10.69 - $20.00	$13.35
Options granted	488,432	$8.50 - $25.38	$15.98

December 31, 2001
Option price equals fair market value	977,900	$3.46 - $11.63	$6.92
Option price less than fair market value	50,500	$1.60 - $15.25	$9.34
Options granted	1,028,400	$1.60 - $15.25	$7.05

December 31, 2002
Option price equals fair market value	297,845	$2.90 - $6.42	$4.52
Option price less than fair market value	47,250	$1.44 - $4.24	$3.19
Options granted	345,095	$1.44 - $6.42	$4.35

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

During 2000 and 1999, the Company issued 135,850 options with an exercise price below the fair market value of common stock at the date of grant.  The intrinsic value of the options is being recorded to compensation expense over the vesting period, generally four years.  During 2002 and 2001, $118,000 and $119,000, respectively, of compensation expense was recorded related to these options.  As of December 31, 2002 and 2001, there was $128,000 and $246,000, respectively, of compensation expense related to these options that will be recognized in future periods. During 2002 and 2001, the Company issued 47,250 and 49,750 options, respectively, to directors below the fair market value of common stock at the date of grant.  The compensation expense recorded was $90,000 and $27,000 in 2002 and 2001, respectively.  Because the options vest immediately, all compensation expense was recorded in the period of the grant.

Pro forma net income (loss) and earnings (loss) per share have been determined as if the Company had used the fair value method of accounting for its stock option grants and employee stock purchase plan share elections consistent with the method of SFAS No. 123.  Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

	2002	2001	2000
	(In thousands, except for per share data)
Net income:
As reported	$(5,418)	$(505)	$3,635
Non cash compensation expense	$(415)	$(960)	$(664)
Pro forma	$(5,833)	$(1,465)	$2,971
Basic earnings per share
As reported	$(0.56)	$(0.06)	$0.41
Non cash compensation expense	$(0.04)	$(0.10)	$(0.07)
Pro forma	$(0.60)	$(0.16)	$0.34
Diluted earnings per share
As reported	$(0.56)	$(0.06)	$0.40
Non cash compensation expense	$(0.04)	$(0.10)	$(0.06)
Pro forma	$(0.60)	$(0.16)	$0.34

The weighted-average fair values per option at the date of grant were $7.05 and $4.35 for 2001 and 2002, respectively. The fair value for the stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rates	4.76%	4.31% - 5.73%	5.36% - 6.57%
Expected dividend yield	0	0	0
Expected volatility factor	102%	107%	95%
Expected option holding period	5 years	5 years	5 years

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

The following unaudited pro forma condensed results of operations have been prepared to give effect to the acquisition of the data and service business of OpenSystems.com as if the acquisition occurred as of January 1, 2000:

Year Ended December 31, 2000
Net sales	$156,742
Net income	$5,833
Net income per share, basic	$0.66
Net income per share, diluted	$0.64

The unaudited pro forma condensed results of operations are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of the results that will be obtained in the future.

9. Quarterly Financial Information (unaudited)

	March 31	June 30	Sept 30	Dec 31
	(In thousands)
2002
Net sales	$21,784	$21,019	$21,858	$21,839
Gross profit	5,503	5,043	5,397	5,781
Operating loss	(2,094)	(1,978)	(1,560)	(521)
Net loss	(1,300)	(1,229)	(962)	(1,927)
Net loss per share — basic	(0.15)	(0.13)	(0.09)	(0.19)
Net loss per share — diluted	(0.15)	(0.13)	(0.09)	(0.19)

2001
Net sales	$40,899	$26,992	$32,244	$24,649
Gross profit	11,069	7,472	9,269	6,253
Operating income (loss)	1,786	(1,087)	788	(2,004)
Net income (loss)	1,076	(623)	290	(1,248)
Net income (loss) per share — basic	0.12	(0.07)	0.03	(0.14)
Net income (loss) per share — diluted	0.12	(0.07)	0.03	(0.14)

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding executive officers required by Item 401 of Regulation S-K is included in “Executive Officers of the Registrant” in Part I of this form and is incorporated herein by reference. In addition, we will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “2002 Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2002. The information required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

The information set forth under the caption “Executive Compensation” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Outstanding Voting Securities and Voting Rights” in the Company’s 2002 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2002 Proxy Statement.

Item 14. Controls and Procedures.

Disclosure Controls and Procedures.  Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                   The following documents are filed as part of this report:

1.                                    Financial Statements

Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

2.                                    Financial Statement Schedules.

The following financial statement schedule of Datalink Corporation, for the years ended 2002, 2001 and 2000 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2002	$164,394	$106,784	$73,810	$197,368
	2001	75,037	115,000	25,643	164,394
	2000	75,000	88,771	88,734	75,037

Allowance for Inventory Obsolescence	2002	$245,559	$187,500	$28,058	$405,001
	2001	264,748	344,000	363,189	245,559
	2000	482,961	1,175,889	1,394,002	264,748

Allowance for Valuation of Deferred Tax Asset	2002	$—	$1,609,000	$—	$1,609,000

(1)                                  Deductions reflect write-offs of customer accounts receivable, net of recoveries or disposals of inventories.

3.                                    Exhibits. The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.1	Employee Stock Purchase Plan	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	4
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	1
10.4	Form of Indemnification Agreement	1
10.5	Lease Agreement with Washington Avenue L.L.P.	1
10.6	Deferred Compensation Agreement with Stanley I. Clothier	1
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	1
10.8	Second Lease Agreement with Washington Avenue L.L.P.	1
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	1
10.11	Asset Purchase Agreement dated November 10, 2000 with OpenSystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to The Commission upon request)	2
10.12	Building Lease with Hoyt/DTLK LLC	3
10.13	Building Lease date April 27, 2001 with Hoyt/DTLK LLC	5
10.18	2000 Director Stock Option Plan	4
10.19	Credit agreement dated June 30, 2002 with Wells Fargo Bank Minneapolis, National Association	6
10.20	2002 Amendments to the 2000 Director Stock Option Plan	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith
99.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

1)                                      Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1, Reg. No. 333-55935

2)                                      Incorporated by reference to the exhibit of the same number in the Company’s September 30, 2000 Form 10-Q.

3)                                      Incorporated by reference to the exhibit of the same number in the Company’s 2000 Form 10-K.

4)                                      Incorporated by reference to the Company’s 2000 Proxy Statement.

5)                                      Incorporated by reference to the exhibit of the same number in the Company’s March 31, 2001 Form 10-Q.

6)                                      Incorporated by reference to the exhibit of the same number in the Company’s June 30, 2002 Form 10-Q.

(b)                                 Reports of Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

FINANCIAL STATEMENT SCHEDULES:

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders

Datalink Corporation:

Under the date of February 7, 2003, we reported on the balance sheet of Datalink Corporation as of December 31, 2002 and the related statements of operations, stockholders’ equity and, cash flows for the year then ended. In connection with our audit of the aforementioned financial statements, we also have audited the related financial statement schedule for the year ended December 31, 2002 as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audit. The financial statements of Datalink Corporation as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

In our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen.

Report of Independent Public Accountants

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Datalink Corporation as of December 31, 2001 and for the year then ended included in this Form 10-K, and have issued our report thereon dated February 8, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The Schedule II – Valuation and Qualifying Accounts of Registrant is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements.  The information for the year ended December 31, 2001 in the Schedule II — Valuation and Qualifying Accounts of Registrant has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 13, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 21, 2003
	By:	/s/ Greg R. Meland
Greg R. Meland, Chief Executive Officer

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg R. Meland	President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2003

/s/ Daniel J. Kinsella	Vice President - Finance and Chief Financial Officer (Principal Financial Officer)	March 21, 2003

/s/ Denise M. Westenfield	Corporate Controller (Principal Accounting Officer)	March 21, 2003

/s/ Paul F. Lidsky	Director	March 21, 2003

/s/ Margaret A. Loftus	Director	March 21, 2003

/s/ James E. Ousley	Director	March 21, 2003

/s/ Robert M. Price	Director	March 21, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Greg R. Meland, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Datalink Corporation (the “Registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.                                       The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                       The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003.

		By	/s/ Greg R. Meland
Greg R. Meland, President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel J. Kinsella, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Datalink Corporation (the “Registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.                                       The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                       The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003.

		By	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President – Finance and Chief Financial Officer (Principal Financial Officer)