Form 10-Q
period 2003-03-31
DATALINK CORP
filed 2003-05-06
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2003

or

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

Yes   ☒   No   ☐

As of May 2, 2003, 10,222,974 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,928	$10,334
Accounts receivable, net	13,050	12,419
Inventories	3,268	2,410
Inventories shipped but not installed	1,842	4,059
Income tax receivable	1,963	1,952
Other current assets	387	401
Total current assets	32,438	31,575
Property and equipment, net	5,212	5,506
Goodwill	5,500	5,500
Intangibles, net	1,920	2,135
Other assets	65	69
Total assets	$45,135	$44,785

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,453	$13,667
Accrued commissions	982	818
Accrued sales and use tax	710	496
Accrued expenses	873	683
Deferred revenue	3,240	2,434
Total current liabilities	19,258	18,098
Deferred rent	332	341
Total liabilities	19,590	18,439

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,216,143 and 10,206,699 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	10	10
Additional paid in capital	25,913	25,854
Retained earnings (accumulated deficit)	(378)	482
Total stockholders’ equity	25,545	26,346
Total liabilities and stockholders’ equity	$45,135	$44,785

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales:
Products	$16,267	$14,971
Services	7,475	6,813
	23,742	21,784
Cost of sales:
Cost of products	12,319	11,349
Cost of services	5,097	4,932
	17,416	16,281
Gross profit	6,326	5,503
Operating expenses:
Sales and marketing	3,156	3,215
General and administrative	2,808	2,634
Engineering	1,026	1,517
Amortization of intangibles	215	231
	7,205	7,597
Loss from operations	(879)	(2,094)
Interest income, net	19	18
Loss before income taxes	(860)	(2,076)
Income tax benefit	—	(776)
Net loss	$(860)	$(1,300)

Net loss per share:
Basic	$(0.08)	$(0.15)
Diluted	$(0.08)	$(0.15)
Weighted average shares outstanding:
Basic	10,214	8,963
Diluted	10,214	8,963

The accompanying notes are an integral part of the financial statements

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended, March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(860)	$(1,300)
Adjustments to reconcile loss to net cash provided by operating activities:
Provision for bad debts	32	57
Depreciation	511	560
Amortization of intangibles	215	231
Deferred income taxes	—	(782)
Deferred rent	(9)	56
Changes in operating assets and liabilities:
Accounts receivable	(663)	4,441
Inventories	1,359	1,400
Other current assets	3	(158)
Other assets	41	92
Accounts payable	(214)	(5,138)
Accrued expenses	568	(362)
Income taxes	—	1,311
Deferred revenue	806	380
Net cash provided by operating activities	1,789	788
Cash flows from investing activities:
Purchase of property and equipment	(217)	(286)
Net cash used in investing activities	(217)	(286)
Cash flows from financing activities:
Proceeds from issuance of common stock	22	61
Payments on note payable to former stockholder	—	(704)
Net cash provided by (used in) financing activities	22	(643)
Increase (decrease) in cash and cash equivalents	1,594	(141)
Cash and cash equivalents, beginning of period	10,334	5,846
Cash and cash equivalents, end of period	$11,928	$5,705

Supplementary Cash Flow Information:
Cash paid for interest	$—	$42
Cash received for income taxes refund	—	(1,305)

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.                                       Basis of Presentation

The interim financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2.                                       Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.                                       Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  For the three month period ended March 31, 2003 and 2002, common stock equivalents of 45,000 and 123,000, respectively, were anti-dilutive to the net loss and as a result were excluded from the calculation of diluted loss per share.

4.                                       Stock Options

Pro forma loss and loss per share have been determined as if the Company had used the fair value method of accounting for its stock option grants and employee stock purchase plan share elections consistent with the method of SFAS No. 123.  Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

	Three Months Ended March 31, (In thousands)
	2003	2002
Net loss:
As reported	$(860)	$(1,300)
Non cash compensation expense	$(230)	$(181)
Pro forma	$(1,090)	$(1,481)
Basic loss per share
As reported	$(0.08)	$(0.15)
Non cash compensation expense	$(0.02)	$(0.02)
Pro forma	$(0.10)	$(0.17)
Diluted loss per share
As reported	$(0.08)	$(0.15)
Non cash compensation expense	$(0.02)	$(0.02)
Pro forma	$(0.10)	$(0.17)

5.                                       Goodwill and Intangible Assets

The balance of goodwill at March 31, 2003 and December 31, 2002 was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of March 31, 2003 (In thousands)
	Carrying Amount	Accumulated Amortization	Net

Customer lists	$4,300	$2,380	$1,920
	$4,300	$2,380	$1,920

Amortization expense for the three months ended March 31, 2003 was $215,000.  Estimated amortization expense for the remainder of fiscal 2003 and for each of the succeeding fiscal years based on the intangible assets as of March 31, 2003 is as follows:

(In thousands)
2003	$645
2004	860
2005	415
Total	$1,920

6.                                       Recently Issued Accounting Pronouncements

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for transactions entered into after June 15, 2003 and could have an impact on revenue recognition of future sales transactions.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Item 1 of this Quarterly Report and with the “Forward-Looking Statements” section in this filing and other Company filings with the U.S. Securities and Exchange Commission.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for transactions entered into after June 15, 2003 and could have an impact on revenue recognition of future sales transactions.

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

Inventory.  We periodically review, estimate and adjust our reserves for obsolete or unmarketable inventory equal to the difference between the inventory cost and the estimated market value based upon assumptions about future demand and market conditions. Results could be materially different if demand for our products decreased because of economic or competitive conditions, or the length of our industry downturn, or if products become obsolete because of technical advancements in the industry.

Valuation of Goodwill and Other Intangible Assets.   Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events, suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets for several quarters, it may prompt us to engage a third party valuation firm to perform a valuation of us to further assess whether our goodwill is impaired pursuant to SFAS 142.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income.   We record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make this determination.  As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at March 31, 2003 was $1.6 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales increased $1.9 million, or 9.0%, to $23.7 million for the three months ended March 31, 2003, from $21.8 million for the comparable quarter in 2002. Our product sales increased $1.3 million, or 8.7% to $16.3 million for the three months ended March 31, 2003, from $15.0 million for the comparable quarter in 2002.  This improvement reflects an increase in the number of networked storage solutions installed.  In particular, our sales of primary disk storage increased reflecting demand for new modular disk products.

Our service sales increased $662,000, or 9.7%, to $7.5 million for the three months ended March 31, 2003, from $6.8 million for the comparable quarter in 2002.  Our service sales increase is related to an increase in installation sales with the increase in our product sales.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 26.6% for the quarter ended March 31, 2003, as compared to 25.3% for the comparable quarter in 2002.  Product gross profit as a percentage of product sales remained flat at 24.3% in the first quarter of 2003 from the comparable quarter in 2002. Service gross profit as a percentage of service sales increased to 31.8% for the quarter ended March 31, 2003, as compared to 27.6% for the comparable quarter in 2002.  Gross profit improvements were due to an increase in the number of networked storage solution sales that included new primary disk storage technologies and services and an increase in the amount of vendor discounts and rebates on product purchases.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.2 million, or 13.3% of net sales for the quarter ended March 31, 2003 compared to $3.2 million, or 14.8% of net sales for the first quarter in 2002.  Sales and marketing expenses in absolute dollars remained flat for the first three months of 2003 as compared to the first three months of 2002.  Our sales and marketing expenses were lower as a percentage of net sales because of the increase in sales.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.8 million, or 11.8% of net sales for the quarter ended March 31, 2003, as compared to $2.6 million, or 12.1% of net sales for the first quarter in 2002.  When comparing the first three months of 2003 to the first three months of 2002, the increase in general and administrative expenses in absolute dollars is primarily from increased depreciation expense for investments made in a new customer relationship management information system and increased property taxes for our corporate headquarters.  Our general and administrative expenses were lower as a percentage of net sales because of the increase in sales.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We record engineering costs associated with installation services to our cost of service sales.  Engineering expenses were $1.0 million, or 4.3% of net sales for the first quarter ended March 31, 2003, as compared to $1.5 million, or 7.0% of net sales for the first quarter in 2002.  The decrease in engineering expenses in both absolute dollars and as a percentage of net sales reflects an increase in the number of installations for the first three months of 2003 as compared to the first three months of 2002.  As a result there were higher levels of engineering costs associated with the installation services recorded as cost of service sales.  In addition, the decrease is also a result of lower depreciation expense from engineering laboratory equipment.

Goodwill and Other Intangible Amortization.  Amortization of other intangible assets was $215,000, or 0.9% of net sales for the quarter ended March 31, 2003, as compared to $231,000, or 1.1% of net sales for the first quarter in 2002.  Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Intangible Assets”, we discontinued the amortization of goodwill effective January 1, 2000, but instead test for impairment annually or whenever impairment is indicated.  In 2002, we amortized the remaining $163,000 balance of the trademark and name intangible with no further amortization in 2003.

Income Taxes.  We recorded no income tax benefit for the three months ended March 31, 2003 as compared to an income tax benefit of $776,000 for the three months ended March 31, 2002.  In the fourth quarter of 2002, we recognized a non-cash charge of $1.6 million upon the creation of a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2003.  The cash provided by operating activities resulted from non-cash depreciation and amortization, a reduction in inventories shipped but not installed with most installations completed at quarter end and an increase in deferred maintenance contract revenue.

Net cash used in investing activities was $217,000 for the three months ended March 31, 2003. We used this cash primarily for enhancements to our customer relationship management information system, enhancements to our decision support reporting tool and upgraded computer equipment.

Net cash provided by financing activities was $22,000 for the three months ended March 31, 2003.

Our contractual cash obligations, consisting of operating leases, as of March 31, 2003 for the remainder of 2003 and each of the full years thereafter are summarized as follows:

(In thousands)
2003	$1,650
2004	2,141
2005	2,009
2006	1,872
2007	1,530
Future	5,595
$14,797

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months. We are planning approximately $600,000 of capital expenditures for the last three quarters of 2003 primarily related to information systems development and equipment.

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

Interest rate risk.  As of March 31, 2003, we had $11.9 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Vice President Finance and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2003.

Item 2.           Changes in Securities and Use of Proceeds.

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a vote of Security Holders.

None

Item 6.           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

99.1                           Certifications by the President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 16, 2003, to announce the Company’s 2003 first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2003	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
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

Date: May 6, 2003.

	By:	/s/ Greg R. Meland
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

Date: May 6, 2003.

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
Chief Financial Officer
(Principal Financial Officer)