Form 10-Q
period 2003-06-30
DATALINK CORP
filed 2003-08-13
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2003

or

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

Yes   ☒   No   ☐

As of August 11, 2003, 10,231,118 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,961	$10,334
Accounts receivable, net	15,931	12,419
Inventories	1,990	2,410
Inventories shipped but not installed	1,652	4,059
Income tax receivable	1,958	1,952
Other current assets	288	401
Total current assets	30,780	31,575
Property and equipment, net	4,951	5,506
Goodwill	5,500	5,500
Intangibles, net	1,705	2,135
Other assets	64	69
Total assets	$43,000	$44,785

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,491	$13,667
Accrued commissions	672	818
Accrued sales and use tax	739	496
Accrued expenses	1,118	683
Deferred profit	3,004	2,434
Total current liabilities	17,024	18,098
Deferred rent	515	341
Total liabilities	17,539	18,439

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,222,921 and 10,206,699 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	10	10
Additional paid in capital	26,014	25,854
Retained earnings (accumulated deficit)	(563)	482
Total stockholders’ equity	25,461	26,346
Total liabilities and stockholders’ equity	$43,000	$44,785

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Products	$18,601	$13,910	$34,868	$28,881
Services	7,770	7,109	15,245	13,922
	26,371	21,019	50,113	42,803
Cost of sales:
Cost of products	14,785	10,863	27,104	22,212
Cost of services	4,765	5,113	9,862	10,045
Total cost of sales	19,550	15,976	36,966	32,257
Gross profit	6,821	5,043	13,147	10,546
Operating expenses:
Sales and marketing	2,902	2,827	6,058	6,042
General and administrative	2,942	2,606	5,750	5,240
Engineering	972	1,357	1,998	2,874
Amortization of intangibles	215	231	430	462
	7,031	7,021	14,236	14,618
Loss from operations	(210)	(1,978)	(1,089)	(4,072)
Interest income, net	24	39	43	57
Loss before income taxes	(186)	(1,939)	(1,046)	(4,015)
Income tax benefit	—	(710)	—	(1,486)
Net loss	$(186)	$(1,229)	$(1,046)	$(2,529)

Net loss per share:
Basic	$(0.02)	$(0.13)	$(0.10)	$(0.28)
Diluted	$(0.02)	$(0.13)	$(0.10)	$(0.28)
Weighted average shares outstanding:
Basic	10,220	9,374	10,217	9,168
Diluted	10,220	9,374	10,217	9,168

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended, June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,046)	$(2,529)
Adjustments to reconcile loss to net cash provided by operating activities:
Provision for bad debts	30	57
Depreciation and amortization	1,003	1,086
Amortization of intangibles	430	462
Deferred income taxes	—	(4)
Deferred rent	174	91
Loss on sale of assets	5	—
Changes in operating assets and liabilities:
Accounts receivable	(3,541)	4,497
Inventories	2,827	966
Other current assets	107	(67)
Other assets	73	178
Accounts payable	(2,176)	(4,734)
Accrued expenses	532	(473)
Income taxes	—	(177)
Deferred profit	570	45
Net cash used in operating activities	(1,012)	(602)

Cash flows from investing activities:
Purchase of property and equipment	(454)	(538)
Net cash used in investing activities	(454)	(538)

Cash flows from financing activities:
Proceeds from issuance of common stock	93	5,437
Payments on note payable to former stockholder	—	(704)
Net cash provided by financing activities	93	4,733

Increase (decrease) in cash and cash equivalents	(1,373)	3,593
Cash and cash equivalents, beginning of period	10,334	5,846
Cash and cash equivalents, end of period	$8,961	$9,439

Supplementary Cash Flow Information:
Cash paid for interest	$—	42
Cash received for income taxes refund	—	(1,309)

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

The financial statements presented herein as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2.             Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.             Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  For the three months ended June 30, 2003 and June 30, 2002, common stock equivalents of 145,000 and 124,000 respectively were anti-dilutive to the net loss and as a result were excluded from the calculation of diluted loss per share.  For the six months ended June 30, 2003 and June 30, 2002, common stock equivalents of 90,000 and 123,000 respectively were anti-dilutive to the net loss and as a result were excluded from the calculation of diluted loss per share.

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

	Three Months Ended June 30, (In thousands)		Six Months Ended June 30, (In thousands)
	2003	2002	2003	2002
Net loss:
As reported	$(186)	$(1,229)	$(1,046)	$(2,529)
Non cash compensation expense	$(97)	$(184)	$(327)	$(366)
Pro forma	$(283)	$(1,413)	$(1,373)	$(2,895)
Basic loss per share
As reported	$(0.02)	$(0.13)	$(0.10)	$(0.28)
Non cash compensation expense	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Pro forma	$(0.03)	$(0.15)	$(0.13)	$(0.32)
Diluted loss per share
As reported	$(0.02)	$(0.13)	$(0.10)	$(0.28)
Non cash compensation expense	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Pro forma	$(0.03)	$(0.15)	$(0.13)	$(0.32)

5.             Goodwill and Intangible Assets

The balance of goodwill at June 30, 2003 and December 31, 2002 was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of June 30, 2003 (In thousands)
	Carrying Amount	Accumulated Amortization	Net

Customer lists	$4,300	$2,595	$1,705
	$4,300	$2,595	$1,705

Amortization expense for the six months ended June 30, 2003 was $430,000.  Estimated amortization expense for the remainder of fiscal 2003 and for each of the succeeding fiscal years based on the intangible assets as June 30, 2003 is as follows:

(In thousands)
2003	$430
2004	860
2005	415
Total	$1,705

6.             Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees.  This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee.  Accordingly, the Company will apply this standard and disclosure requirements to all guarantees as applicable.

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  This Issue is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future sales transactions.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The Company adopted the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003 and is disclosing on a quarterly basis the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted.

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

We sell support service contracts to our customers.  When customers purchase support services through us, customers receive the benefit of integrated support.  We have a qualified, independent support desk to provide customer support services.  We fulfill on-site assistance by purchasing support service agreements for our customers from our hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor if necessary. We defer revenues, net of direct costs resulting from these contracts, and amortize these amounts into operations over the term of the contracts, which are generally twelve months.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees.  This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee.  Accordingly, we will apply this standard and disclosure requirements to all guarantees as applicable.

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  This Issue is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future sales transactions.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  We adopted the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003 and are disclosing on a quarterly basis the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted.

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

Revenue Recognition.  As discussed above, we recognize revenues from hardware and software product sales only after all functionally essential portions of the installation services have been completed and the product is functioning properly rather than upon shipment.  We believe this policy minimizes management’s judgments over the timing and extent of revenue recognition. Revenues from maintenance contracts are recognized ratably over the period of the contract. Although this policy contains very specific guidelines for measuring revenue, certain judgments do affect the application of our revenue policy, such as evaluating multiple element arrangements.  We recognize all professional service revenue, including installation and consulting service revenue, when the service is rendered.

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

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income.   We record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the increase in the deferred tax valuation allowance in the period we make this determination.  As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at June 30, 2003 was $1.6 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales increased $5.3 million, or 25.5%, to $26.4 million for the three months ended June 30, 2003, from $21.0 million for the comparable quarter in 2002.  Our total net sales increased $7.3 million, or 17.1%, to $50.1 million for the six months ended June 30, 2003, from $42.8 million for the six months ended June 30, 2002.  Our product sales increased $4.7 million, or 33.7% to $18.6 million for the three months ended June 30, 2003, from $13.9 million for the comparable quarter in 2002.  Our product sales increased $6.0 million, or 20.7%, to $34.9 million for the six months ended June 30, 2003, from $28.9 million for the six months ended June 30, 2002.  Net sales improvements for the three and six month periods reflect an increase in the number of networked storage solutions installed.  In particular, our sales of primary disk storage increased reflecting demand for new modular disk products.

Our service sales increased $661,000, or 9.3%, to $7.8 million for the three months ended June 30, 2003.  Our service sales increased $1.3 million, or 9.5%, to $15.2 million for the six months ended June 30, 2003, from $13.9 million for the six months ended June 30, 2002.  Our service sales increases for the three and six month periods are related to an increase in revenues from implementation and assessment services.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 25.9% for the quarter ended June 30, 2003, as compared to 24.0% for the comparable quarter in 2002.  Our total gross profit as a percentage of net sales increased to 26.2% for the six months ended June 30, 2003, as compared to 24.6% for the six months ended June 30, 2002.  Product gross profit as a percentage of product sales decreased to 20.5% in the second quarter of 2003 from 21.9% for the comparable quarter in 2002.  Product gross profit as a percentage of product sales decreased to 22.3% for the six months ended June 30, 2003 from 23.1% for the six months ended June 30, 2002.  Service gross profit as a percentage of service sales increased to 38.7% in the second quarter of 2003 from 28.1% in the second quarter of 2002.  Service gross profit as a percentage of service sales increased to 35.3% for the six months ended June 30, 2003 from 27.8% for the comparable period in 2002.  The gross profit percentage decline for product sales reflects the competitive impact of several large projects with lower gross margins in the second quarter of 2003.  The increase in gross profit percentage for service sales reflects the higher mix of implementation and assessment services sold at higher gross margins and higher gross margins on maintenance contracts.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $2.9 million, or 11.0% of net sales for the quarter ended June 30, 2003 compared to $2.8 million, or 13.4% of net sales for the second quarter in 2002.  Sales and marketing expenses totaled $6.1 million, or 12.1% of net sales for the six months ended June 30, 2003 compared to $6.0 million or 14.1% of the net sales for the six months ended June 30, 2002.  Sales and marketing expenses in absolute dollars remained relatively flat for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002.  Fixed expenses decreased $338,000 and $868,000 respectively for the three and six month periods ended June 30, 2003 as compared to June 30, 2002 due to lower headcount levels and expense control.  Variable compensation expenses increased $223,000 and $696,000 for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002 commensurate with the increase in net sales.    Our sales and marketing expenses were lower as a percentage of net sales because of the increase in sales relative to fixed costs.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.9 million, or 11.1% of net sales for the quarter ended June 30, 2002 compared to $2.6 million, or 12.4% of net sales for the second quarter in 2002.  General and administrative expenses were $5.8 million, or 11.5% of net sales for the six months ended June 30, 2003 compared to $5.2 million, or 12.2% of the net sales for the six months ended June 30, 2002.  General and administrative expenses in absolute dollars increased due to a one-time, non-cash charge of $218,000 in the second quarter of 2003 related to the sublease of a regional office for an amount less than the lease rate that we are committed to pay.  Our general and administrative expenses were lower as a percentage of net sales because of the increase in sales.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $972,000, or 3.7% of net sales for the quarter ended June 30, 2003 compared to $1.4 million, or 6.5% of net sales for the second quarter in 2002.  Engineering expenses were $2.0 million, or 4.0% of net sales for the six months ended June 30, 2003 compared to $2.9 million, or 6.7% of net sales for the six months ended June 30, 2002.  The decrease in engineering expenses in both absolute dollars and as a percentage of net sales reflects an increase in implementation services for the three month and six month periods ended June 30, 2003 as compared to the three month and six month periods ended June 30, 2002.  As a result, there were higher levels of engineering costs associated with implementation services recorded as a cost of service sales.  In addition, the decrease is also a result of lower depreciation expense from engineering laboratory equipment.

Goodwill and Other Intangible Amortization.  Amortization of other intangible assets was $215,000 or 0.8% of net sales for the quarter ended June 30, 2003, as compared to $231,000 or 1.1% of net sales for the second quarter in 2002.  Amortization of other intangible assets was $430,000 or 0.9% of net sales for the six months ended June 30, 2003, as compared to $462,000 or 1.1% of net sales for the six months ended June 30, 2002.  Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Intangible Assets”, we discontinued the amortization of goodwill effective January 1, 2002, but instead test for impairment annually or whenever impairment is indicated.  In 2002, we amortized the remaining $163,000 balance of the trademark and name intangible with no further amortization in 2003.

Income Taxes.  We recorded no income tax benefit for the three months ended June 30, 2003, as compared to $710,000 for the three months ended June 30, 2002.  We recorded no income tax benefit for the six months ended June 30, 2003, as compared to $1.5 million for the same period in 2002.  In the fourth quarter of 2002, we recognized a non-cash charge of $1.6 million upon the creation of a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1.0 million for the six months ended June 30, 2003.  The cash used in operating activities resulted from an increase in accounts receivable of $3.5 million and an increase in accounts payable of $2.2 million due to the increase in net sales particularly in the last month of the quarter.  This was offset by a reduction in inventory of $2.8 million for inventories shipped but not installed as more of our installations are completed at quarter end than at year end.

Net cash used in investing activities was $454,000 for the six months ended June 30, 2003.  We used this cash primarily for enhancements to our customer relationship management information system, enhancements to our decision support reporting tool and upgraded computer equipment.  We are planning for $500,000 of capital expenditures for the remainder of 2003 related primarily to enhancements to our management information systems.

Net cash provided by financing activities was $93,000 for the six months ended June 30, 2003 for stock sold under our employee stock purchase plan.  Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2002.  In June 2002, we received $5.3 million from a direct private offering of newly issued common stock to institutional investors.  This was partially offset by a final scheduled payment of $704,000 on a note due to a former S corporation stockholder.

Commencing June 30, 2003 we renewed our credit agreement with a commercial bank that provides for an $8 million revolving line of credit for financing our working capital needs.  The term of the agreement ends June 30, 2004.  Borrowings under the line of credit are secured by our accounts receivable and inventory and are subject to certain financial and operating covenants, including covenants that require us to maintain a maximum level of funded debt-EBITDA ratio and a minimum amount of working capital, tangible net worth and debt-net worth ratio.  We had no outstanding borrowings as of June 30, 2003.

Our contractual cash obligations, consisting of operating leases, as of June 30, 2003 for the remainder of 2003 and each of the full years thereafter are summarized as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
2003	$1,110,318	$(42,440)	$1,067,878
2004	2,153,698	(109,108)	2,044,590
2005	2,017,293	(104,170)	1,913,123
2006	1,878,352	(3,980)	1,874,372
2007	1,531,112	0	1,531,112
Future	5,594,945	0	5,594,945
	$14,285,718	$(259,698)	$14,026,020

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

Interest rate risk.  As of June 30, 2003, we had $9.0 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 4. Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2003.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a vote of Security Holders.

At the Annual Meeting of Shareholders held on May 1, 2003, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, James E. Ousley and Robert M. Price were re-elected as directors with the following votes:

	For	Withheld

Paul F. Lidsky	9,161,574	126,539
Margaret A. Loftus	9,162,074	126,039
Greg R. Meland	9,137,504	150,609
James E. Ousley	9,162,274	125,839
Robert M. Price	9,183,374	104,739

No other matters were voted upon at the meeting.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits

10.21       Credit agreement dated June 30, 2003 with Wells Fargo Bank, National Association

31.1         Certifications by the President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications by the President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (This Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”.)

(b)           Reports on Form 8-K

The Company filed a current report on Form 8-K dated July 16, 2003 , to announce the Company’s 2003 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and Chief Financial Officer