Form 10-Q
period 2003-09-30
DATALINK CORP
filed 2003-11-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2003

or

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐   No   ☒

As of November 12, 2003, 10,240,838 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of current economic conditions for technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the potential loss of a significant customer; fixed employment costs that may impact profitability if we suffer revenue shortfalls; the impact of our recent cost reduction activities on business retention and future growth; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,868	$10,334
Accounts receivable, net	10,554	12,419
Inventories	2,320	2,410
Inventories shipped but not installed	2,719	4,059
Income tax receivable	—	1,952
Other current assets	502	401
Total current assets	28,963	31,575
Property and equipment, net	4,742	5,506
Goodwill	5,500	5,500
Intangibles, net	1,519	2,135
Other assets	60	69
Total assets	$40,784	$44,785

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,814	$13,667
Accrued commissions	490	818
Accrued income tax	284	—
Accrued sales and use tax	739	496
Accrued expenses, other	750	683
Deferred profit	2,632	2,434
Total current liabilities	16,709	18,098
Deferred rent	544	341
Total liabilities	17,253	18,439

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,234,178 and 10,206,699 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	10	10
Additional paid in capital	26,091	25,854
Retained earnings (accumulated deficit)	(2,570)	482
Total stockholders’ equity	23,531	26,346
Total liabilities and stockholders’ equity	$40,784	$44,785

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Products	$12,597	$15,272	$47,549	$44,153
Services	7,354	6,586	22,515	20,508
	19,951	21,858	70,064	64,661
Cost of sales:
Cost of products	9,909	11,728	36,600	33,940
Cost of services	5,032	4,733	15,307	14,778
Total cost of sales	14,941	16,461	51,907	48,718
Gross profit	5,010	5,397	18,157	15,943
Operating expenses:
Sales and marketing	2,815	2,746	8,873	8,788
General and administrative	2,736	2,705	8,486	7,945
Engineering	1,293	1,275	3,291	4,149
Amortization of intangibles	186	231	616	693
	7,030	6,957	21,266	21,575
Loss from operations	(2,020)	(1,560)	(3,109)	(5,632)
Interest income, net	14	33	57	90
Loss before income taxes	(2,006)	(1,527)	(3,052)	(5,542)
Income tax benefit	—	(565)	—	(2,051)
Net loss	$(2,006)	$(962)	$(3,052)	$(3,491)

Net loss per share:
Basic	$(0.20)	$(0.09)	$(0.30)	$(0.37)
Diluted	$(0.20)	$(0.09)	$(0.30)	$(0.37)
Weighted average shares outstanding:
Basic	10,222	10,186	10,230	9,512
Diluted	10,222	10,186	10,230	9,512

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended, September
	2003	2002
Cash flows from operating activities:
Net loss	$(3,052)	$(3,491)
Adjustments to reconcile loss to net cash provided by operating activities:
Provision for bad debts	30	77
Depreciation and amortization	1,499	1,532
Amortization of intangibles	616	693
Deferred income taxes	—	(4)
Deferred rent	203	81
Loss on sale of assets	9	—
Changes in operating assets and liabilities:
Accounts receivable	1,835	3,462
Inventories	1,430	929
Income tax receivable	1,952	—
Other current assets	(101)	(206)
Other assets	117	233
Accounts payable	(1,853)	(2,617)
Accrued expenses	23	(427)
Income taxes	243	(742)
Deferred profit	198	(104)
Net cash provided by (used in) operating activities	3,149	(584)

Cash flows from investing activities:
Purchase of property and equipment	(744)	(828)
Net cash used in investing activities	(744)	(828)

Cash flows from financing activities:
Proceeds from issuance of common stock	129	5,406
Payments on note payable to former stockholder	—	(704)
Net cash provided by financing activities	129	4,702

Increase in cash and cash equivalents	2,534	3,290
Cash and cash equivalents, beginning of period	10,334	5,846
Cash and cash equivalents, end of period	$12,868	$9,136

Supplementary Cash Flow Information:
Cash paid for interest	$—	42
Cash received for income taxes refund	(2,242)	(1,309)

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

The financial statements presented herein as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2.                                       Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.                                       Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  For the three months ended September 30, 2003 and 2002, common stock equivalents of 228,000 and 8,000 respectively were anti-dilutive to the net loss and as a result were excluded from the calculation of diluted loss per share.  For the nine months ended September 30, 2003 and 2002, common stock equivalents of 133,000 and 84,000 respectively were anti-dilutive to the net loss and as a result were excluded from the calculation of diluted loss per share.

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

	Three Months Ended September 30, (In thousands)		Nine Months Ended September 30, (In thousands)
	2003	2002	2003	2002
Net loss:
As reported	$(2,006)	$(962)	$(3,052)	$(3,491)
Non cash compensation expense	$(35)	$(71)	$(362)	$(437)
Pro forma	$(2,041)	$(1,033)	$(3,414)	$(3,928)
Basic loss per share
As reported	$(0.20)	$(0.09)	$(0.30)	$(0.37)
Non cash compensation expense	$(0.00)	$(0.01)	$(0.03)	$(0.04)
Pro forma	$(0.20)	$(0.10)	$(0.33)	$(0.41)
Diluted loss per share
As reported	$(0.20)	$(0.09)	$(0.30)	$(0.37)
Non cash compensation expense	$(0.00)	$(0.01)	$(0.03)	$(0.04)
Pro forma	$(0.20)	$(0.10)	$(0.33)	$(0.41)

On August 20, 2003, the Company announced an option exchange program to its employees.  Under this program eligible employees, which excluded executive officers and directors, were given a one-time opportunity to exchange all or some of their eligible stock options for new options.  The new options will represent 50% of the shares of Common Stock covered by the eligible options at a new exercise price that is expected to be determined on March 29, 2004.  As of August 20, 2003, the employees eligible for the exchange program held options to purchase a total of 1,360,481 shares eligible for the exchange program.  The option exchange program expired on September 26, 2003.  Eligible employees elected to exchange 219,990 options under the option exchange program.  The option exchange program will not result in compensation expense under current accounting standards.

5.                                       Goodwill and Intangible Assets

The balance of goodwill at September 30, 2003, and December 31, 2002, was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of September 30, 2003 (In thousands)
	Carrying Amount	Accumulated Amortization	Net

Customer lists	$4,300	$2,781	$1,519

Amortization expense for the nine months ended September 30, 2003, was $615,000.  Estimated amortization expense for the remainder of fiscal 2003 and for each of the succeeding fiscal years based on the intangible assets as September 30, 2003, is as follows:

(In thousands)
2003	$180
2004	720
2005	619
Total	$1,519

On October 20, 2003, the Company announced several cost reduction and management changes.  These changes include the closure of an office, which included personnel from our OpenSystems.com acquisition in November 2000, resulting in an impairment of our customer base intangible asset.  A complete assessment of acquired Opensystems.com customer accounts and their related cash flows, considering the likelihood of retaining the customers without an office presence, will be completed in the fourth quarter of 2003 to determine the impairment write-off.  The resulting impairment charge of the asset is expected to be approximately $900,000 or 59% of our net intangible balance as of September 30, 2003.

6.                                       Recently Issued Accounting Pronouncements

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  This Issue is applicable for us beginning July 2003 and did not have an impact on revenue recognition.

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

7.                                       Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at September 30, 2003 was $1.6 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.  This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting).  In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately.  This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  This Issue does not change otherwise applicable revenue recognition criteria.  This Issue is applicable for us beginning July 2003 and did not have an impact on revenue recognition.

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

Revenue Recognition.  As discussed above, we recognize revenues from hardware and software product sales after the installation services have been completed and the products are functioning properly.  Revenues from maintenance contracts are recognized ratably over the period of the contract.  We recognize all professional service revenue, including installation and consulting service revenue, when the service is rendered.

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

Valuation of Goodwill and Other Intangible Assets.   We test goodwill for impairment annually or more frequently if changes in circumstance or the occurrence of events, suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

On October 20, 2003, the Company announced several cost reduction and management changes.  In conjunction with these changes we are performing an assessment to determine potential intangible asset impairment charges.  (Please see discussion on Overall Cost Reduction Initiatives below.)

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income.   We record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the increase in the deferred tax valuation allowance in the period we make this determination.  As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at September 30, 2003 was $1.6 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased by $1.9 million for the three months ended September 30, 2003, or 8.7%, from $21.9 million for the comparable quarter in 2002.  Our total net sales increased $5.4 million, or 8.4%, to $70.1 million for the nine months ended September 30, 2003, from $64.7 million for the nine months ended September 30, 2002.  Our product sales decreased $2.7 million, or 17.5%, to $12.6 million for the three months ended September 30, 2003, from $15.3 million for the comparable quarter in 2002.  Our product sales increased $3.4 million, or 7.7%, to $47.5 million for the nine months ended September 30, 2003, from $44.2 million for the nine months ended September 30, 2002.  The decrease in net sales and product sales for the three month period ended September 30, 2003, as compared to the three month period ended September 30, 2002 is primarily due to lower customer demand and several large orders which could not be fully implemented before quarter end.  The increase in net sales and product sales for the nine month period ended September 30, 2003, as compared to the nine month period ended September 30, 2002, reflects an increase in the number of networked storage solutions installed.  In particular, our sales of primary disk storage increased reflecting demand for new modular disk products.

Our service sales increased $768,000, or 11.7%, to $7.4 million for the three months ended September 30, 2003.  Our service sales increased $2.0 million, or 9.8%, to $22.5 million for the nine months ended September 30, 2003, from $20.5 million for the nine months ended September 30, 2002.  Our service sales increase for the three month period ended September 30, 2003 is related to increase in revenues from new and renewed maintenance service contracts as compared to the same period in 2002.  Our service sales increase for the nine month period ended September 30, 2003 is related to an increase in revenues from implementation and assessment services as compared to the same period in 2002.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 25.1% for the quarter ended September 30, 2003, as compared to 24.7% for the comparable quarter in 2002.  Our total gross profit as a percentage of net sales increased to 25.9% for the nine months ended September 30, 2003, as compared to 24.7% for the nine months ended September 30, 2002.  Product gross profit as a percentage of product sales decreased to 21.3% in the third quarter of 2003 from 23.2% for the comparable quarter in 2002.  Product gross profit as a percentage of product sales remained flat at 23.1% for the nine months ended September 30, 2003, and September 30, 2002.  Service gross profit as a percentage of service sales increased to 31.6% in the third quarter of 2003 from 28.1% in the third quarter of 2002.  Service gross profit as a percentage of service sales increased to 32.0% for the nine months ended September 30, 2003, from 27.9% for the comparable period in 2002.  The gross profit percentage decline for product sales reflects the product mix and competitive impact of several large projects with lower gross margins in the third quarter of 2003.  The increase in gross profit percentage for service sales reflects the higher mix of implementation and assessment services sold at higher gross margins as well as higher gross margins on maintenance contracts.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $2.8 million, or 14.1% of net sales for the quarter ended September 30, 2003 compared to $2.7 million, or 12.6% of net sales for the third quarter in 2002.  Sales and marketing expenses totaled $8.9 million, or 12.7% of net sales for the nine months ended September 30, 2003 compared to $8.8 million or 13.6% of the net sales for the nine months ended September 30, 2002.  Sales and marketing expenses in absolute dollars remained relatively flat for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002.

Fixed expenses decreased $57,000 and $925,000 respectively for the three and nine month periods ended September 30, 2003 as compared to September 30, 2002 due to lower headcount levels and expense control.  Variable compensation expenses increased $59,000 for the three month period ended September 30, 2003, as compared to the three month period ended September 30, 2002, due to improved gross margins.  Variable compensation expenses increased $755,000 for the nine month period ended September 30, 2003 as compared to the same period in 2002 due to the increase in net sales for the period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.7 million, or 13.7% of net sales for the quarter ended September 30, 2003, compared to $2.7 million, or 12.4% of net sales for the third quarter in 2002.  General and administrative expenses were $8.5 million, or 12.1% of net sales for the nine months ended September 30, 2003, compared to $7.9 million, or 12.3% of the net sales for the nine months ended September 30, 2002.  General and administrative expenses in absolute dollars include a year to date, non-cash charges of $308,000 in 2003 related to a regional office closure and sublease of a regional office for an amount less than the lease rate that we are committed to pay.  General and administrative expenses increased $178,000 for the nine month period ended September 30, 2003, as compared to the nine month period ended September 30, 2002, for increases in business insurance, outside accounting fees and software maintenance expenses.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.3 million or 6.5% of net sales for the quarter ended September 30, 2003 compared to $1.3 million, or 5.8% of net sales for the third quarter in 2002.  Engineering expenses were $3.3 million, or 4.7% of net sales for the nine months ended September 30, 2003 compared to $4.1 million, or 6.4% of net sales for the nine months ended September 30, 2002.  The decrease in engineering expenses in both absolute dollars and as a percentage of net sales reflects an increase in implementation services for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.  As a result, there were higher levels of engineering costs associated with implementation services recorded as a cost of service sales.  In addition, the decrease is also a result of lower depreciation expense from engineering laboratory equipment.

Goodwill and Other Intangible Amortization.  Amortization of other intangible assets was $186,000 or 0.9% of net sales for the quarter ended September 30, 2003, as compared to $231,000 or 1.1% of net sales for the third quarter in 2002.  Amortization of other intangible assets was $616,000 or 0.9% of net sales for the nine months ended September 30, 2003, as compared to $693,000 or 1.1% of net sales for the nine months ended September 30, 2002.  Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Intangible Assets,” we discontinued the amortization of goodwill effective January 1, 2002, but instead test for impairment annually or whenever impairment is indicated.  In 2002, we amortized the remaining $163,000 balance of the trademark and name intangible with no further amortization in 2003.

Income Taxes.  We recorded no income tax benefit for the three months ended September 30, 2003, as compared to $565,000 for the three months ended September 30, 2002.  We recorded no income tax benefit for the nine months ended September 30, 2003, as compared to $2.1 million for the same period in 2002.  In the fourth quarter of 2002, we recognized a non-cash charge of $1.6 million upon recording a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Overall Cost Reduction Initiatives.  Because of the continuing difficult economic climate for technology spending and our recent losses, we have actively sought to reduce costs across our business.  On October 20, 2003, the Company announced several cost reduction and management changes.  These changes will result in a fourth quarter 2003 charge of approximately $1.8 million or $.18 per diluted share.  Our principal fixed expense is for personnel.  As part of these cost reduction initiatives, we reduced our staff by 16% from 157 employees to 132 employees.  Employee severance charges are expected to be approximately $500,000.  We also announced the closure of four offices.  Of the total fourth quarter charge office closing costs for lease terminations and moving expenses are expected to be approximately $400,000.  Our loss of personnel through office closings and voluntary turnover may impact our ability to generate revenues at historical levels.  However, we plan to selectively hire new sales and technical staff for particular regional locations.

The closure of an office, which we acquired as part of our OpenSystems.com acquisition in November 2000, results in an impairment of our customer base intangible asset.  A complete assessment of acquired Opensystems.com customer accounts and their related cash flows, considering the likelihood of retaining the customers without an office presence, will be completed in the fourth quarter of 2003 to determine the impairment write-off.  The resulting impairment charge of the asset is expected to be approximately $900,000 or 59% of our net intangible balance as of September 30, 2003.

Potential Loss of Significant Customer.  Our largest customer has informed us of its intention to outsource its information technology and services to a third party provider.  At this time, we are uncertain whether we will continue to provide either product or customer support for this customer or the third party provider.  For calendar year 2003 this customer is expected to generate approximately 10% of our total revenues.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2003.  The cash provided by operating activities resulted primarily from decreases in accounts receivable, inventory and income tax receivable of $1.8 million, $1.4 million and $2.0 million, respectively, offset by a decrease in accounts payable of $1.9 million.  Accounts receivable and accounts payable decreases are due to lower sales in the third quarter.  The decrease in income tax receivable reflects a $2.2 million tax refund received in the third quarter 2003.

Net cash used in investing activities was $744,000 for the nine months ended September 30, 2003.  We used this cash primarily for enhancements to our customer relationship management information system, enhancements to our decision support reporting tool and upgraded computer equipment.  We are planning for $300,000 of capital expenditures for the remainder of 2003 related primarily to an upgrade in information systems equipment.

Net cash provided by financing activities was $129,000 for the nine months ended September 30, 2003, from stock sold under our employee stock purchase plan and employee stock option exercises.  Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2002.  In June 2002, we received $5.3 million from a direct private offering of newly issued common stock to institutional investors.  This was partially offset by a final scheduled payment of $704,000 on a note due to a former S corporation stockholder.

Our contractual cash obligations, consisting of operating leases, as of September 30, 2003, for the remainder of 2003 and each of the full years thereafter are summarized as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
2003	$558,314	$(29,745)	$528,569
2004	2,155,909	(119,908)	2,036,001
2005	2,019,503	(118,548)	1,900,955
2006	1,879,457	(93,960)	1,785,497
2007	1,531,112	(76,530)	1,454,582
Future	5,594,945	0	5,594,945
	$13,739,240	$(438,691)	$13,300,549

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

Interest rate risk.  As of September 30, 2003, we had $12.9 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2003.

Item 2.           Changes in Securities and Use of Proceeds.

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a vote of Security Holders.

None

Item 6.           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

31.1                           Certifications by the Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications by the Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (This Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”.)

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K dated October 15, 2003, to publicly disclose a change in the scheduled date for the Company’s third quarter operating results announcement.

The Company filed a current report on Form 8-K dated October 20, 2003, to announce the Company’s 2003 third quarter operating results and cost reduction initiatives and to announce the promotion of Charles B. Westling to President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
Chief Financial Officer