Form 10-K
period 2003-12-31
DATALINK CORP
filed 2004-03-24
CIK 1056923

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

At March 11, 2004, the latest practicable date, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was: $19,761,239.

At March 11, 2004, the number of shares outstanding of each of the registrant’s classes of common stock was 10,258,049.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the level of continuing demand for storage, including the effect of the downturn in economic conditions over the past several years; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price. You may find these statements throughout this Annual Report and specifically in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this Annual Report.

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

PART I

Item 1. Business.

Overview

We are the leading independent information storage architect in the United States. We work with customers to analyze, design, implement, and support information storage infrastructures that store, protect, and provide continuous access to information. Our areas of expertise include:

•       Data Availability—Datalink architectures are designed to protect against planned and unplanned downtime and provide fast access to information.

•      Data Recovery—Data recovery solutions enable companies to recover data, applications and entire computing environments following a disaster. Solutions include local and remote backup, snapshot and replication.

•       Storage Management—Datalink storage management architectures maximize utilization of storage technologies and the resources that manage them. Solutions span storage consolidation, storage area network (SAN) management, virtualization, storage resource management (SRM) and automated resource management (ARM).

•       Support and Maintenance—After designing and installing data storage solutions for its customers, Datalink provides expertise through 24 hours a day telephone problem solving support and when necessary on site maintenance.

Our highly skilled technical services and product management staff tests and compares data storage technologies available from the leading manufacturers and software developers. Once a product is approved for our solution sets, our technical staff then has the flexibility to choose from the best of these storage technologies to solve our customers’ growing data storage needs. In addition, we maintain a sales and support staff that ensures the continued success of our data storage solutions for each customer. We believe these value-added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

International Data Corporation (IDC) projects data growth at a compound rate of approximately 50% through 2007. With the ongoing growth in creation and storage of data and the increasing strategic importance of having the data available, the data storage markets in which we compete are expected to continue to expand. Data Storage is a large market with spending in 2003 estimated at $31 billion and expected to exceed $34 billion by 2005. Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage coupled with increasing demands for availability for day to day business and to meet regulatory requirements. We expect these issues will generate increased interest in new data storage solutions that allow people to be more productive and to meet the needs of their organizations.

At the same time, IT headcount is estimated to remain relatively flat, making it necessary for organizations to dramatically improve storage management productivity to avoid being inundated by growing data storage capacities. To address this growing gap, we expect that organizations will consolidate their storage infrastructures and augment this with enhanced software capabilities like storage area network management, virtualization, storage resource management and automated resource management.

IDC predicts that disk-based data protection, modular disk and SAN/NAS convergence, storage management software, and storage services will grow rapidly over the next several years. IDC estimates that, together, these areas will grow through 2007 at more than double the storage industry standard rate of growth of 6 percent. Organizations recognize the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, protect and provide access to this data is fast becoming one of the most important aspects of business-critical decision-making, increasing the need for high-performance, scalable and highly available solutions. Recent difficult economic times have only underscored organizations’ needs to use information and access it efficiently to differentiate themselves and provide superior service.

Consequently, we believe that, as economic conditions improve, organizations will dedicate an increasing percentage of their information technology budgets to data storage. We believe that capital investment priorities will include:

•                    Enhanced data protection.

Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements are key factors that we expect to drive the migration to disk-based data protection solutions. We believe that disk will not only be used as a target device for replication and mirroring, but will also be incorporated into traditional backup systems.

•                    Continued migration to networked storage infrastructures.

We expect that through a variety of storage networking technologies, organizations will attain shared (consolidated) storage capabilities. Consolidated storage benefits include increased flexibility in implementing and managing storage, increased storage device utilization levels, improved quality of service, reduced administration costs and increased operational efficiency.

•                    Integration of lower cost storage networks into large corporate departments and small to medium size enterprises.

We believe that a number of product innovations, along with attractive pricing, make entry-level storage area networks a reality for corporate departments and small to medium size enterprises. We expect that new, lower cost alternatives using faster interconnection technologies such as IP, Fibre Channel and iSCSI will accelerate the migration from direct attached storage to networked storage.

•                    Evolution away from large, monolithic storage systems to modular storage systems.

We expect that many organizations will implement modular storage systems as compared to large, monolithic storage systems. Smaller versions of their high-end, full-featured counterparts, modular disk systems enable organizations to cost-effectively implement storage, while enjoying the performance and functionality of large, enterprise systems.

•                    Adoption of robust storage management software solutions.

A number of storage management software innovations have recently entered the market. Storage management software enhancements can be divided into four segments: storage area network management, virtualization, storage resource management and automated resource management. We anticipate that advances in each of these areas will enable improved storage availability, manageability and performance.

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

Pressures on Customers. We believe organizations will increasingly look outside their in-house technical staff to independent information storage architects, such as Datalink, for specialized expertise. Networked storage architecture design is complex. Although organization-wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In addition, there continues to be a steady influx of new products and technologies introduced to the market. In-house information technology departments prefer to focus their efforts on mission-critical applications. Accordingly, they often turn to outside storage experts that are able to research, design, implement and support networked storage solutions.

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

•        Gross profit margins have been under severe pressure for many storage companies. Because of the high cost of maintaining a national sales and marketing organization, and especially in light of economic conditions over the past several years, high-end data storage manufacturers increasingly are focusing their resources on their research and development functions. This strategy requires them to leverage their sales and marketing functions by partnering with companies such as Datalink.

We believe we are uniquely positioned to capitalize on this significant opportunity for the following reasons:

Expertise. We have been implementing sophisticated data storage solutions for over fifteen years. This experience has given us significant expertise in understanding and applying data storage technologies and has allowed us to earn and retain the trust and confidence of our customers and suppliers. We invest in and train resources to differentiate our company, adapt to the ever-changing needs of our customers and capitalize on opportunities.

Independence. Unlike many of our competitors, we are independent of any manufacturer or particular technology. Our customers are increasingly using open systems computing architectures, which can combine products from multiple suppliers. Our customers value our independence and rely on us to choose the best available hardware and software and tailor it to their individual needs.

Quality Commitment. Our principal facility is ISO 9001:2000 registered, and we utilize ISO standards throughout our organization. Our customers and suppliers value our consistently high quality design, development, integration, installation and service processes.

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

Datalink’s AssessLink™ assessment services provide customers with objective guidance on developing data storage strategies that optimize their resources, leverage their existing environments, and facilitate cost-effective growth for the future. AssessLink services provide an independent viewpoint to align people, processes and technologies with business objectives. These services help organizations maximize current investments, outline recommendations for future purchases and provide assurance that storage infrastructures are efficient, reliable and scalable.

We provide our analysis and design services to customers through either a stand alone services engagement or as a part of an overall project to deliver product, support and services.

Design

Once we have completed our initial analysis, we begin the design phase of the project. Our team of technical services and sales consultants work together to design a system that meets the customer’s data storage needs and its budget. Our independence permits us to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project.

Datalink’s DesignLink™ services utilize a customer’s developed detailed business requirements to design the data storage solution. The engagement begins with a definition of the project’s objectives, scope and key milestones. The Datalink team then prepares an outline of the schedule and deliverables. Following a thorough analysis, the team prepares a comprehensive blueprint of the storage solution, including a detailed design schematic, key implementation milestones and recommendations for handling potential configuration issues to ensure a smooth transition to the new storage environment.

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

Support

We provide our customers advanced technical support from a team of customer support and field engineers. Our extensive experience in data storage systems enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. The support desk staff also acts as our primary interface with suppliers’ technical support organizations.

Datalink’s SupportLink™ support services offer additional flexible levels of service to help organizations maximize the return on their storage technology investments. We believe that SupportLink is one of very few customer service programs that provide support across multiple storage product lines and manufacturers.

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

Hiring Additional Technical Services and Sales Personnel

We intend to continue to recruit high-quality technical and sales personnel to increase our size and expertise in our chosen geographies. We also intend to continue to maximize job satisfaction and retain our existing workforce. Our goal is to remain one of the most rewarding places to work in our industry.

Delivering New Differentiated Product Offerings and Leveraging Strategic Partnerships

We intend to continue to develop leading-edge enterprise-class information storage solutions for our customers. We intend to continually develop and add expertise to our professional services team and improve our working relationships with our suppliers to maintain expertise in enterprise-class information storage solution design and implementation.

Expanding Professional Services Offerings

We intend to continue expanding our ability to provide our customers with comprehensive professional services. Utilizing the expertise of our professional services team, we assist our customers in the assessment, design, implementation and support of enterprise information storage solutions. We are executing a plan to leverage our data storage expertise by expanding our professional services capabilities and offerings.

Maintaining Superior Service and Support

We intend to maintain and continually improve our high standards for superior technical and sales service and support. We intend to continue use of our ISO 9001:2000 quality system and procedures and to continue recruiting and retaining experienced sales and professional services team members.

Leveraging Market Presence

We intend to expand our business by broadening our relationships with existing customers and by utilizing our market presence and technical expertise to attract new customers. We believe that the longevity of service of our sales and technical staff will continue to be critical to building and maintaining long-term, trusting relationships with our existing and prospective customers. In addition, our broad experience in a diverse group of data intensive industries enables us to understand application and business issues specific to customers operating within a given industry and to design and implement the appropriate networked storage solution or offer our other professional services.

Building Geographic Capabilities

We have 15 offices across the United States. In 2003, we reallocated resources to specifically add sales and technical staff in Texas and California to expand our presence and focus in those areas.

Making Strategic Acquisitions

We intend to explore, and where appropriate, consummate strategic acquisitions. We continue to believe that appropriate acquisitions will enable us to access a larger group of high-quality technical and sales personnel and to help us broaden our customer base, coverage and geographic reach.

Suppliers and Products

As an independent information storage architect, we do not manufacture data storage products. Instead, we continually evaluate and test new and emerging technologies from leading manufacturers to ensure that our solutions incorporate state-of-the-art, high performance, cost-effective technologies. This enables us to maintain our technological leadership, identify new and innovative products and applications and objectively help our customers align their data storage solutions with their business needs.

We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux and Novell NetWare and in-depth knowledge of all major hardware platforms manufactured by industry leaders, including Hewlett-Packard Company, International Business Machines

Corp. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers’ new product development, evaluation, introduction, marketing and quality control programs. These collaborations enable us to identify and market innovative new hardware and software products, exchange critical information and implement joint corrective action programs in order to maximize customer satisfaction. In addition, our close working relationships with our principal suppliers foster substantial cross-marketing opportunities.

Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Primary Storage	EMC Corporation Hitachi Data Systems Corporation Network Appliance Inc. Storage Technology Corporation
Tape Automation	Quantum Corporation Spectra Logic Corporation Storage Technology Corporation
Software	DataCore Software Corporation Legato Systems, Inc. VERITAS Software Corporation
Switches/Directors	Brocade Communications Systems, Inc. McData Corporation
Fibre Channel Host Bus Adapters	Emulex Corporation QLogic Corporation

Customers

Our customers trust us with their most demanding data storage projects. Our solutions range from specialized professional assessment and design engagements, to discrete storage device installations to extremely complex organization-wide SAN implementations costing over $5.0 million. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which is reflected by our significant repeat business. Spanning a broad array of industries, our customers include Motorola, Inc., Aon Corporation, The Chicago Board of Trade, Harris Corporation, Siemens Westinghouse Power Corporation, St. Jude Medical, Inc., Washington University in St. Louis and United Defense Industries, Inc.

Sales and Marketing

We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, we have 14 field sales offices in order to efficiently serve our customers’ needs.

Our field account executives and account associates work closely with our professional services team in evaluating the enterprise-class information storage needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. We believe that the longevity of service of our sales force is a key factor to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other storage solution providers.

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

Original Equipment Manufacturer Services

We have an original equipment manufacturer customer for whom we assemble and integrate hardware and software products and subassemblies acquired from our various suppliers as part of our customer’s storage product offering. We design customized enclosures for most of these OEM products.

Quality Management System

We have a long history of being committed to a strategic quality effort. In the early 1990’s, we adopted the ISO 9001 quality management system to better identify and meet the needs of our customers, achieve a competitive market advantage and improve overall company performance. We obtained an ISO 9001 certificate of registration in 1996 with successful re-registration in 1999. In 2003, we successfully upgraded our ISO registration to the new 9001:2000 standards. Today, our quality system focuses on achieving business results through high levels of customer satisfaction, employee satisfaction, continual improvement and operational excellence.

Competition

The enterprise-class information storage market is rapidly evolving and highly competitive. Economic conditions over the past several years have increased competitive pressures to reduce prices or offer less robust data storage solutions. We compete with storage system suppliers, and numerous value-added resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer suppliers, some of whom have significant storage product offerings, including Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corp. and Sun Microsystems, Inc.

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

Employees

As of December 31, 2003, we had a total of 129 full-time employees. We have no employment agreements with any of our employees. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

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

Item 2. Properties.

Our corporate headquarters including our principal technical operations and our integration, assembly and support service operations is located in a 104,000 square foot office and warehouse facility in Chanhassen, Minnesota. As part of our cost reduction initiatives, we plan to seek a subtenant of all or a portion of our headquarters facility. Our other 14 locations including sales and technical staff are small to medium sized offices located throughout the United States. Our regional hubs are located within each of our regions in the East, Central and West.

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

We submitted no matters during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	High	Low
Year Ended December 31, 2003
First Quarter	$4.15	$3.07
Second Quarter	4.95	3.62
Third Quarter	5.55	4.16
Fourth Quarter	4.66	3.47
Year Ended December 31, 2002
First Quarter	7.01	4.35
Second Quarter	6.72	3.31
Third Quarter	4.17	2.40
Fourth Quarter	4.22	2.37
Year Ended December 31, 2001
First Quarter	12.88	7.69
Second Quarter	11.30	5.43
Third Quarter	8.39	3.80
Fourth Quarter	8.30	3.05

On March 5, 2004, the closing price per share of our common stock was $4.00. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 5, 2004, there were approximately 81 holders of record of our common stock. Many of our shares are held by beneficial owners through a small number of holders of record.

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

We did not purchase any of our securities during 2003.

Item 6. Selected Financial Data.

You should read the information below with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements. The data as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, was derived from our financial statements that are included in this Annual Report. The data as of December 31, 2001, 2000 and 1999, and for the years ended December 31, 2000 and 1999, was derived from our financial statements that are not included in this Annual Report. Our independent public accountants, KPMG LLP, audited our 2003 and 2002 financial statements. Our previous independent public accountants, Arthur Andersen LLP, audited our 2001 financial statements and PricewaterhouseCoopers LLP audited our 1999 and 2000 financial statements. Our historical financial results are not necessarily indicative of our future operating results.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$61,350	$58,492	$96,188	$118,233	$105,373
Service sales	29,787	28,008	28,596	19,536	11,230
Total net sales	91,137	86,500	124,784	137,769	116,603
Cost of sales:
Cost of product sales	47,477	44,776	70,393	87,321	77,623
Cost of services	20,198	20,000	20,328	14,148	8,411
Total cost of sales	67,675	64,776	90,721	101,469	86,034
Gross profit	23,462	21,724	34,063	36,300	30,569
Operating expenses:
Sales and marketing	10,985	11,481	15,836	15,230	11,702
General and administrative	10,960	10,354	11,221	8,792	6,883
Engineering	4,220	4,954	5,259	3,745	2,594
Restructuring charges(1)	2,078	—	—	—	—
Amortization of goodwill and other intangibles(2)	724	1,088	2,264	1,026	807
Offering costs(3)	—	—	—	381	173
Total operating expenses	28,967	27,877	34,580	29,174	22,159
Operating (loss) income	(5,505)	(6,153)	(517)	7,126	8,410
Interest income (expense), net	74	117	127	311	(141)
(Loss) income before income taxes and cumulative effect of a change in accounting principle	(5,431)	(6,036)	(390)	7,437	8,269
Income tax (benefit) expense(4)	(276)	(618)	115	3,049	897
(Loss) income before cumulative effect of a change in accounting principle	(5,155)	(5,418)	(505)	4,388	7,372
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(753)	—
Net (loss) income	$(5,155)	$(5,418)	$(505)	$3,635	$7,372
Net (loss) income per share, basic:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.50)	$(0.56)	$(0.06)	$0.50	$1.01
Loss per share from the cumulative effect of a change in accounting principle	—	—	—	(0.09)	—
Net (loss) income per share	$(0.50)	$(0.56)	$(0.06)	$0.41	$1.01
Net (loss) income per share, diluted:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.50)	$(0.56)	$(0.06)	$0.48	$0.99
Loss per share from the cumulative effect of a change in accounting principle	—	—	—	(0.08)	—
Net (loss) income per share	$(0.50)	$(0.56)	$(0.06)	$0.40	$0.99
Weighted average shares outstanding:
Basic	10,333	9,687	8,921	8,794	7,295
Diluted	10,333	9,687	8,921	9,166	7,437

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,565	$10,334	$5,846	$4,542	$6,515
Working capital	11,488	13,477	10,729	11,695	17,233
Total assets	36,094	44,785	46,768	56,472	42,415
Note payable to former stockholder(5)	—	—	704	1,409	2,114
Stockholders’ equity	21,496	26,346	26,114	26,137	21,131

(1)          We recorded restructuring expense as a result of cost reduction initiatives in the fourth quarter of 2003. These initiatives included severance expenses for headcount reductions, office closure expenses and a charge for impairment of our customer base intangible asset.

(2)          With the adoption of SFAS No.142 on January 1, 2002, we ceased amortizing $5.5 million of goodwill.

(3)          Reflects legal, accounting and other costs associated with our initial and a subsequent public offering, which we expensed when we postponed both offerings due to market conditions. We successfully completed our initial public offering on August 6, 1999. We did not complete our second public offering.

(4)          Our 1999 income tax expense resulted from the taxable income we generated between August 6, 1999 (when we terminated our S corporation status) and December 31, 1999, and the tax effect of our merger with DCSI. Our 2002 income tax benefit was offset by $1.6 million of expense for a valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized. See Note 6 of the Notes to our Financial Statements.

(5)          Reflects a $3.0 million promissory note, less payments we have made, issued to one of our former stockholders in connection with our redemption, effective February 28, 1999, of 1,096 shares of common stock. See Note 5 of the Notes to our Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion in conjunction with our financial statements and the related notes included in Item 8. The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed under “Risk Factors.”

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing and installing data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. The market for data storage products and services is large, estimated at $31 billion in 2003. We have 15 locations throughout the United States with the highest concentration of revenues in the central states.

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

In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future. These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers’ network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues. Economic conditions over the past several years and competition also affect our customers’ decisions to place orders with us. As a result, our net sales may fluctuate from quarter to quarter.

We view the current data storage market as having significant opportunity for Datalink’s growth. Our key focus is on growing our business through the hiring of additional sales and technical staff, improving the productivity of our employees and providing new differentiated storage solutions and professional services that encompass new technologies for our customers. We plan to return the company to profitability by growing the size of our sales force while continuing to reduce our overhead costs such as costs associated with facilities.

Results of Operations

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.3	74.9	72.7
Gross profit	25.7	25.1	27.3
Operating expenses:
Sales and marketing	12.1	13.3	12.7
General and administrative	12.0	12.0	9.0
Engineering	4.6	5.7	4.2
Restructuring charges	2.3	—	—
Amortization of goodwill and other intangibles	0.8	1.2	1.8
Total operating expenses	31.8	32.2	27.7
Operating loss	(6.1)%	(7.1)%	(0.4)%

Comparison of Years Ended December 31, 2003, 2002 and 2001

Net Sales.   Our product sales increased 4.9% in 2003 from 2002 to $61.4 million, and decreased 39.2% in 2002 from 2001 to $58.5 million. Our service sales, which include customer support and installation services, increased 6.4% in 2003 from 2002 to $29.8 million, and remained relatively flat from 2001 to 2002 at $28.0 million in 2002 and $28.6 million in 2001.

The decline in our product sales since 2001 reflects a difficult operating environment as many companies have chosen to significantly reduce their spending on information technology. The data storage industry as a whole was negatively impacted by these conditions. Additionally, our sales (and in particular our product sales) are impacted by the number and productivity of our sales representatives. The number of outside sales representatives declined by 18.6% from 2001 to 2002 and by 28.0% from 2002 to 2003. The decline reflects the impact of closing several offices and turnover. We plan to selectively increase the number of outside sales representatives in the coming quarters. Given these developments, we cannot predict if or when our product sales will return to historically higher levels.

The growth in our service revenues between 2001 and 2003 reflects an increase in new maintenance contract sales and contract renewals by existing customers.

We derived approximately 10%, 5% and 9% of our sales from one customer during 2003, 2002 and 2001, respectively. Our largest customer recently began to outsource its information technology and services to a third party provider. At this time, we are uncertain whether we will continue to provide either product or customer support for this customer or the third party provider. We cannot be assured that this customer will account for a substantial portion of our future sales.

Gross Profit.   Our total gross profit as a percentage of net sales increased to 25.7% in 2003 from 25.1% in 2002 and decreased from 27.3% in 2001.

Product gross profit as a percentage of product sales decreased to 22.6% in 2003 as compared to 23.4% in 2002 and 26.8% in 2001. Due to economic conditions over the past several years, our customers are continuing to seek storage solutions to meet minimum needs rather than implementing comprehensive infrastructure changes. Solutions that meet a minimum need generally carry lower product margins than comprehensive infrastructure changes. In addition, our product gross profit percentage has suffered due to the high level of pricing competition in the marketplace. Given these developments, we cannot predict if or when our product gross profit as a percentage of net sales will return to historically higher levels. Charges for excess and obsolete inventory in 2003, 2002 and 2001 of $349,000, $188,000 and $344,000, respectively, adversely affected our product gross profit.

Service gross profit as a percentage of service sales increased to 32.2% in 2003 as compared to 28.6% in 2002 and 28.9% in 2001. The increase in gross profit rates for services from 2001 to 2003 reflects our ability to obtain higher margins on our integrated support services.

Sales and Marketing.   Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $11.0 million, or 12.1% of net sales for 2003 compared to $11.5 million, or 13.3% of net sales for 2002 and $15.8 million, or 12.7% of net sales for 2001. The decrease in sales and marketing expense in absolute dollars is a result of lower bad debt expense and a reduction in our sales management workforce and expenses in 2003 as compared to 2002 and 2001. The decrease in sales and marketing expense as a percentage of net sales from 2003 as compared to 2002 resulted primarily from higher revenues combined with reduced expenses in 2003. The increase in sales and marketing expense as a percentage of net sales from 2002 as compared to 2001 resulted primarily from lower sales combined with increased expenses related to investments in management for our regional structure. At least initially, the future hiring of additional outside sales representatives may increase our sales and marketing expenses without a commensurate increase in sales.

General and Administrative.   General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $11.0 million, or 12.0% of net sales for 2003 as compared to $10.4 million, or 12.0% in 2002 and $11.2 million, or 9.0% in 2001. When comparing 2003 to 2002, the increase in general and administrative expenses in absolute dollars reflects higher property taxes for our Chanhassen facility, higher training expenses to maintain vendor certifications and the settlement of a sales and use tax audit. When comparing 2002 to 2001, the decrease in general and administrative expenses in absolute dollars reflects lower hiring costs due to fewer new employees, lower professional services fees due to the completion of several process improvement consulting engagements in 2001 and reduced depreciation expense. Our general and administrative expenses were higher as a percentage of net sales in 2003 and 2002 as compared to 2001 because of the reduction in sales.

Engineering.   Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We allocate engineering costs associated with installation services to our cost of service sales. Engineering expenses decreased to $4.2 million, or 4.6% of net sales in 2003 as compared to $5.0 million, or 5.7% of net sales in 2002 and $5.3 million, or 4.2% of net sales in 2001. The decrease in engineering expenses in absolute dollars from 2003 as compared to 2002 reflects an increase in installations and assessments in 2003 as compared to 2002 and lower travel and entertainment costs associated with the installations. As a result, there was an increase in engineering costs associated with installation services recorded as cost of service sales. When comparing 2002 to 2001, the engineering expenses remained relatively flat in absolute dollars because there were lower costs associated with a reduction in headcount, lower depreciation expense on our engineering laboratory equipment and lower costs for travel and entertainment due to increased efforts to minimize expenses in these areas. The decrease in engineering expenses as a percentage of sales from 2003 as compared to 2002 is the result of higher revenues and lower expenses in 2003.

Overall Cost Reduction Initiatives.   Because of the continuing difficult economic climate for technology spending and our recent operating losses, we have actively sought to reduce costs across our business. In October 2003, we announced several cost reduction initiatives and management changes. These changes resulted in a fourth quarter 2003 charge of $2.1 million. As part of these cost reduction initiatives, we reduced our staff by 16%. Employee severance charges were $568,000. We also announced the closure of four offices. Office closing costs for lease terminations were $584,000. The office closures included closing an office and terminating personnel from our OpenSystems.com, Inc. acquisition in November 2000, resulting in an impairment of our customer base intangible asset. The resulting impairment charge of the asset was $926,000. We expect to gain further fixed expense reductions as we aggressively seek alternatives for reducing facility costs at our Chanhassen location in 2004. The fourth quarter 2003 restructuring initiative reduced costs, favorably impacting sales and marketing, general and administrative, and engineering expenses. As of December 31, 2003, the annualized cost savings, compared to the cost structure in place as of the beginning of the fourth quarter, is in excess of $2.7 million. We cannot assure that we achieve this level of annual cost savings.

Goodwill and Other Intangible Amortization.   Amortization of goodwill and other intangible assets decreased to $724,000 in 2003 compared to $1.1 million in 2002 and $2.3 million in 2001. The amortization relates primarily to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000. Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, our amortization expense decreased by $1.2 million in 2002 from 2001. This Statement required that we no longer amortize goodwill and intangible assets with indefinite lives, but instead test for impairment annually or whenever impairment is indicated. For 2003 we determined that our goodwill was not impaired. However, in the fourth quarter of 2003, we recorded an impairment charge on our OpenSystems.com customer base intangible asset in connection with our cost reduction initiatives.

During 2003, we amortized the remaining $76,000 balance of the customer base intangible asset we acquired in our July 1998 acquisition of Direct Connect Systems, Inc. In 2002, we amortized the remaining $163,000 balance of the trademark and name intangible asset we acquired in that acquisition. This is because we are not operating under the Direct Connect Systems name and realization of future uses became uncertain in the fourth quarter of 2002. For more information, see Note 2 of the Notes to our Financial Statements.

Operating Loss.   We incurred operating losses of $5.5 million in 2003 compared to $6.2 million in 2002 and $517,000 in 2001. The 2003 operating loss includes the $2.1 million of restructuring charges recorded in the fourth quarter of 2003. The decrease in operating income from 2002 as compared to 2001 was principally attributable to our sales decline under difficult economic conditions combined with an increase in our operating expenses designed to position us for future revenue growth and market share gains.

Income Taxes.   We provided for an income tax benefit of $276,000 in 2003 and $618,000 in 2002 and income taxes of $115,000 in 2001. The income tax benefit generated for 2003 represents a higher than expected federal income tax refund from our 2002 tax return. Included in the income tax provision for 2002 is a non-cash charge of $1.6 million related to the recording of a valuation reserve for the deferred tax asset. The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized. In addition, we do not have the ability to realize future income tax benefits on future losses.

Quarterly Results and Seasonality

The following table sets forth our unaudited quarterly financial data for each quarter of 2003 and 2002. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2003				2002
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$23,742	$26,371	$19,951	$21,073	$21,784	$21,019	$21,858	$21,839
Gross profit	6,326	6,821	5,010	5,305	5,503	5,043	5,397	5,781
Operating loss	(879)	(210)	(2,020)	(2,396)	(2,094)	(1,978)	(1,560)	(521)
Net loss	(860)	(186)	(2,006)	(2,103)	(1,300)	(1,229)	(962)	(1,927)

We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, delays in storage system installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, our ability to integrate any acquired businesses, trends in the enterprise-class information storage industry in general, the geographic and industry specific market in which we are currently active, or may be in the future, and the opening of new field offices. In addition, economic conditions over the past several years and competition also affect our customers’ decisions to place orders with us.

Liquidity and Capital Resources

Historically, we have financed our operations and capital requirements through cash flows generated from operations, supplemental bank borrowings and the proceeds from our offerings of our common stock. Our working capital was $11.5 million at December 31, 2003 as compared to $13.5 million at December 31, 2002. Our current ratio was 1.8:1 at December 31, 2003 as compared to 1.7:1 at December 31, 2002. At December 31, 2003, our cash and cash equivalents balance was $12.6 million.

Cash provided by operating activities for 2003 was $3.2 million as compared to $984,000 in 2002 and $5.6 million in 2001. The cash provided in 2003 resulted primarily from a reduction in our net operating assets. This included a $2.0 million income tax refund, a $1.9 million reduction in inventory shipped but not installed with fewer projects left to be completed at year end, a $441,000 reduction in field evaluation inventory, and a $3.9 million reduction in accounts receivable due to an improvement in our days sales outstanding offset by a $3.5 million reduction in accounts payable. The cash provided in 2002 resulted primarily from a reduction in our net operating assets from timing of certain payments and receipts and a reduction in the overall level of working capital. The cash provided in 2001 resulted primarily from a reduction in inventories offset by a decrease in payables. The reduction in inventories for 2001 resulted from our increased efforts to optimize our inventory levels and to complete the installation of products for customers at year-end.

Cash used in investing activities during each of 2003 and 2002 was $1.1 million compared to $4.0 million in 2001. In 2003, we used this cash to complete our own storage and data recovery project, purchase computer equipment and provide further enhancements to our customer relationship management information systems and our business reporting software tool. In 2002, we used this cash primarily to implement our customer relationship management information system. In 2001, we purchased furniture and fixtures for our new corporate headquarters in Chanhassen, Minnesota and invested in our new information and phone systems and engineering laboratory equipment.

Cash provided by financing activities during 2003 and 2002 was $111,000 and $4.7 million, respectively. Cash used in financing activities was $369,000 in 2001. In 2003, we received $111,000 from stock sold under our employee stock purchase plan and from the exercise of stock options. In 2002, we received $5.3 million from a direct private offering of newly issued common stock to institutional investors and $186,000 from stock sold under our employee stock purchase plan. The cash provided was partially offset by the final scheduled payment of $704,000 on a note due to a former stockholder. In 2001, we made a scheduled payment of $705,000 on a note due to a former stockholder, which was partially offset by $363,000 of proceeds from our employee stock purchase plan and stock option exercises.

Effective June 30, 2003, we signed a new credit agreement with a commercial bank that provides for an $8 million revolving line of credit for financing our working capital needs. The term of the agreement ends June 30, 2004. Borrowings under the line of credit are secured by our accounts receivable and inventory and are subject to certain financial and operating covenants, including covenants that require us to maintain a maximum level of funded debt-cash flow ratio and a minimum amount of working capital, tangible net worth and debt-net worth ratio. At December 31, 2003, we were in compliance with all covenants under this agreement. We had no outstanding borrowings as of December 31, 2003. For more information, see Note 5 of the Notes to our Financial Statements.

We have an 11-year non-cancelable operating lease for our corporate headquarters in Chanhassen, Minnesota which expires in 2012. The lease requires base rental payments of approximately $1.0 million in the first year and $1.3 million for each subsequent year. For more information, see Note 7 of the Notes to our Financial Statements. We plan to seek one or more subtenants for the facility in order to reduce our fixed operating expenses.

Contractual Obligations and Commitments

As of December 31, 2003, our contractual cash obligations consisting of future minimum lease payments due under non-cancelable operating leases and severance payments in conjunction with our fourth quarter 2003 restructuring initiatives are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations	Severance Obligation	Total
	(in thousands)
2004	$2,101	$(120)	$1,981	$190	$2,171
2005	1,976	(119)	1,857	—	1,857
2006	1,878	(94)	1,784	—	1,784
2007	1,532	(76)	1,456	—	1,456
2008	1,265	—	1,265	—	1,265
Thereafter	4,321	—	4,321	—	4,321
	$13,073	$(409)	$12,664	$190	$12,854

We believe that funds generated from operations, together with the available credit under our revolving credit agreement, will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months. We are planning for $500,000 to $1.0 million of capital expenditures through 2004 primarily related to enhancements to our management information systems.

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

Revenue Recognition.   The Company realizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. The Company recognizes revenue when it has met its obligations for installation or other services and collectability is reasonably assured.

Product sales.   The Company applies the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” to the hardware, software and services elements of its data storage solutions. For software or hardware product sales whereby the Company does not provide any installation or configuration services, revenue is recognized upon shipment. For data storage solutions with hardware, software and services sold as a bundled arrangement, the Company considers the services to be essential to the functionality and revenues are recognized on a completed contract basis pursuant to American Institute of Certified Public Accountants SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”

The more significant factors considered in determining whether the revenue should be accounted for using contract accounting include the nature of the services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of acceptance criteria on the realizability of product and services revenues.

As the Company has vendor specific objective evidence of the values of its hardware, software and services, it uses the relative fair values of these elements to allocate revenues between product sales and service sales on its data storage projects.

Service sales.   The Company also sells service contracts to most of its customers. These contracts are support service agreements. The Company has an internal support desk to provide integrated customer support services. The Company fulfills on-site assistance by purchasing support service agreements for customers from the hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor when necessary. When the service contracts are sold as part of a data storage solution in a bundled arrangement, the Company uses vendor specific objective evidence to allocate revenue to the service contract element. The revenues and direct costs resulting from these service contracts are deferred and amortized into operations over the term of the contracts, which are generally twelve months. The Company is contractually obligated to provide or arrange to provide these underlying support services to its customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contract.

For consulting services contracts that do not include the sale of hardware or software product, the Company recognizes revenue as the services are performed.

Deferred revenue is comprised of deferrals for maintenance and other services for which payment has been received and for which the service has not yet been performed.

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

Valuation of Goodwill and Other Intangible Assets.   On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” and reclassified $652,000 of assembled workforce to goodwill. As a result, we have ceased to amortize approximately $5.5 million of goodwill. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets it may prompt us to engage a third party valuation firm to perform a valuation of us to further assess whether our goodwill or other intangibles are impaired pursuant to SFAS 142. We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable. In October 2003, we announced several cost reduction actions. These actions included the closure of an office and terminating personnel we acquired from our OpenSystems.com acquisition in November 2000. As a result, we incurred an impairment of our customer base intangible asset. We estimated the impact that closure of the office and termination of its personnel would have on the OpenSystems.com customer accounts and the related expected discounted cash flows, considering the likelihood of retaining the customers without an office presence. We then compared the undiscounted cash flows with the net book value of the intangible asset which indicated the asset was impaired. To determine the impairment charge, we calculated the discounted cash flows and compared them to the net book value of the intangible and determined the resulting impairment charge of the asset was $926,000.

Income Taxes.   We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income We record a valuation allowance to reduce our deferred tax assets to the amounts we believe are more likely than not to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make this determination. As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to make a full valuation allowance against our net deferred tax assets. The valuation allowance at December 31, 2003 was $2.8 million. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Recent Accounting Pronouncements

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

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue was applicable for the Company beginning in July 2003 and did not have an impact on revenue recognition.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

RISK FACTORS

As indicated in this Annual Report under the caption “Note Regarding Forward-Looking Statements”, certain information contained in this Annual Report consists of forward-looking statements.

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report include the following:

Economic conditions continue to adversely impact our revenues and profits.

Since mid-2001, we have experienced a difficult and highly competitive economic climate and operating environment. The high level of economic uncertainty has led to an overall reduction in capital spending, including spending for technology. Some of our customers have canceled or delayed planned purchases. Others have replaced large storage solution installation projects with smaller, piecemeal projects that carry lower profit margins for us. Competition for available business has also affected our margins. As a result, we have incurred losses for each of the last nine successive quarters. We cannot predict the continuing effect of economic conditions over the past several years on our business. If our revenues and cash flows continue to be adversely affected, we may need to further reduce our expenses or personnel. This could adversely affect our ability to capitalize on future technology spending by our customers at such time as economic conditions improve.

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

Effective January 1, 2002 under Statement of Financial Accounting Standards No. 142, we no longer amortize goodwill. Instead, we perform impairment analyses of our goodwill at least annually or when we believe there is an impairment. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

We derive a significant percentage of our revenues from a small number of customers.

In 2003, we derived 10% of our revenues from one customer, and our top five customers collectively accounted for 26% of our revenues. Our largest customer recently began to outsource its information technology and services to a third party provider. At this time, we are uncertain whether we will continue to provide either product or customer support for this customer or the third party provider. We cannot assure you that this customer will account for a substantial portion of our future sales. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

Our cost reduction initiatives may unpredictably impact expected financial results.

In October 2003, we announced several cost reduction initiatives and management changes. These changes resulted in a fourth quarter 2003 charge of $2.1 million. To reduce facility costs, we plan during 2004 to seek one or more subtenants for our headquarters and other locations. These cost reduction initiatives may accelerate expenses that we might otherwise incur over a longer period of time, unpredictably impacting our financial results.

Accounting for equity compensation future accounting changes may adversely impact our expected financial results.

Under current accounting rules, we do not record charges to our financial statements in connection with the grant at fair market value of employee stock options. However, we expect these accounting rules to change. These new option-related expenses may unpredictably affect our reported results, which may adversely affect our stock price.

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

Our future operating results depend upon our ability to attract, retain and motivate qualified engineers with enterprise-class information storage solutions experience. If we fail to recruit and retain additional engineering personnel, or if continued losses require us in the future to terminate employment of some of these personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

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

Our planned growth and expansion, if realized in light of economic conditions over the past several years, would place a significant strain on our administrative, operational and financial resources. This growth may also increase demands on our professional and technical services, sales, marketing and customer service and support functions. Our planned geographic expansion may exacerbate these challenges and require us to hire, train, motivate and manage new management, technical, sales and administrative employees. If we manage this planned growth poorly, we may be unable to continue to provide our customers with the high level of technical service and expertise they expect from us. This failure would harm our reputation, hamper our ability to grow and adversely affect our financial condition and stock price.

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

Our sales cycle is typically long and unpredictable, making it difficult to plan our business. Economic conditions over the past several years have increased this uncertainty. Our long sales cycle requires us to invest resources in potential projects that may not occur. In addition, our long and unpredictable sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

Control by our existing stockholders could discourage the potential acquisition of our business.

Currently, our executive officers and directors beneficially own approximately 36% of our outstanding common stock. Acting together, these insiders may be able to elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

•       changes in estimates by securities analysts of our future financial performance; and

•       general market conditions, including the effects of economic conditions over the past several years and war and terrorism threats.

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

Interest rate risk.   As of December 31, 2003, we had $12.6 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

Foreign currency exchange rate risk.   We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.   We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors’ Report
The Board of Directors and Shareholders
Datalink Corporation:

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Datalink Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 financial statements of Datalink Corporation were audited by other auditors who have ceased operations. As described in note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Datalink Corporation, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP

Minneapolis, Minnesota

February 6, 2004

This is a copy of an accountants’ report previously issued by Arthur Andersen LLP (“Andersen”). This report has not been reissued by Andersen. After a reasonable effort, we have been unable to obtain the consent of Andersen for the incorporation by reference of the report dated February 8, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002. The financial statements for the year ended December 31, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Under these circumstances Rule 437a under the Securities Act of 1933 permits us to file a Registration Statement without a written consent from Andersen. We are not able to obtain the written consent of Andersen to incorporate by reference this report into our previously filed registration statements on Form S-8, File number 333-93229 and Form S-3, File number 333-96901. In addition, we will not be able to obtain the written consent of Andersen for any future registration statement we may file as required by Section 7 of the Securities Act. Accordingly, investors will not be able to sue Andersen pursuant to Section 11 of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent. The ability of investors to recover from Andersen may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

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

/s/ Arthur Andersen LLP

Minneapolis, Minnesota

February 8, 2002

DATALINK CORPORATION
BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,565	$10,334
Accounts receivable, net	8,541	12,419
Inventories	1,969	2,410
Inventories shipped but not installed	2,160	4,059
Income tax receivable	—	1,952
Other current assets	329	401
Total current assets	25,564	31,575
Property and equipment, net	4,500	5,506
Goodwill	5,500	5,500
Intangibles, net	485	2,135
Other, net	45	69
Total assets	$36,094	$44,785
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,139	$13,667
Accrued commissions	475	818
Accrued income taxes	72	—
Accrued sales and use taxes	350	496
Accrued expenses, other	837	683
Deferred revenue	2,203	2,434
Total current liabilities	14,076	18,098
Deferred rent	522	341
Total liabilities	14,598	18,439
Commitments and contingencies (Note 7, 9 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,241,963 and 10,206,699 shares issued and outstanding as of December 31, 2003 and 2002, respectively	10	10
Additional paid-in capital	26,158	25,854
Retained earnings (accumulated deficit)	(4,672)	482
Total stockholders’ equity	21,496	26,346
Total liabilities and stockholders’ equity	$36,094	$44,785

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales:
Product sales	$61,350	$58,492	$96,188
Service sales	29,787	28,008	28,596
Total net sales	91,137	86,500	124,784
Cost of sales:
Cost of product sales	47,477	44,776	70,393
Cost of services	20,198	20,000	20,328
Total cost of sales	67,675	64,776	90,721
Gross profit	23,462	21,724	34,063
Operating expenses:
Sales and marketing	10,985	11,481	15,836
General and administrative	10,960	10,354	11,221
Engineering	4,220	4,954	5,259
Restructuring charges	2,078	—	—
Amortization of goodwill and other intangibles	724	1,088	2,264
Operating loss	(5,505)	(6,153)	(517)
Interest income	74	117	127
Loss before income taxes	(5,431)	(6,036)	(390)
Income tax (benefit) expense	(276)	(618)	115
Net loss	$(5,155)	$(5,418)	$(505)
Net loss per share, basic:
Loss per share	$(0.50)	$(0.56)	$(0.06)
Net loss per share, diluted:
Loss per share	$(0.50)	$(0.56)	$(0.06)
Weighted average shares outstanding:
Basic	10,333	9,687	8,921
Diluted	10,333	9,687	8,921

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Retained
			Additional	Earnings/
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balances, December 31, 2000	8,896	$9	$19,723	$6,405	$26,137
Net loss	—	—	—	(505)	(505)
Compensation expense related to stock options	—	—	146	—	146
Common shares issued under employee stock purchase plan and stock option plans	55	—	336	—	336
Balances, December 31, 2001	8,951	9	20,205	5,900	26,114
Net loss	—	—	—	(5,418)	(5,418)
Issuance of shares in private placement, net of issuance costs (Note 10)	1,180	1	5,216	—	5,217
Compensation expense related to stock options	—	—	208	—	208
Common shares issued under employee stock purchase plan and stock option plans	76	—	225	—	225
Balances, December 31, 2002	10,207	10	25,854	482	26,346
Net loss	—	—	—	(5,155)	(5,155)
Compensation expense related to stock options	—	—	194	—	194
Common shares issued under employee stock purchase plan and stock option plans	35	—	111	—	111
Balances, December 31, 2003	10,242	$10	$26,158	$(4,672)	$21,496

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(5,155)	$(5,418)	$(505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (recoveries) for bad debts	(34)	77	115
Depreciation and amortization	2,092	1,981	2,425
Amortization of intangibles	724	1,088	2,264
Impairment of customer base intangible	926	—	—
Deferred income taxes	—	273	305
Valuation allowance for deferred income taxes	—	1,609	—
Deferred rent	181	72	269
Stock compensation expense	194	208	146
Loss on sale of assets	10	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,912	2,631	1,013
Inventories	2,340	338	8,145
Other current assets	2,024	(112)	(45)
Other assets	24	162	(60)
Accounts payable	(3,528)	(1,543)	(4,454)
Accrued expenses	(117)	(184)	(1,840)
Income taxes	(146)	(342)	(2,128)
Deferred revenue	(231)	144	(1)
Net cash provided by operating activities	3,216	984	5,649
Cash flows from investing activities:
Purchase of property and equipment	(1,096)	(1,146)	(4,300)
Deposit on lease arrangement	—	—	500
Net assets acquired, net of cash acquired	—	—	(176)
Net cash used in investing activities	(1,096)	(1,146)	(3,976)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	111	5,354	336
Payments of notes payable to former stockholder	—	(704)	(705)
Net cash (used in) provided by financing activities	111	4,650	(369)
Increase in cash and cash equivalents	2,231	4,488	1,304
Cash and cash equivalents, beginning of year	10,334	5,846	4,542
Cash and cash equivalents, end of year	$12,565	$10,334	$5,846
Supplementary Cash Flow Information:
Cash paid for interest	$—	$45	$132
Cash (received) paid for income taxes	(2,242)	(2,160)	1,936
Significant non-cash financing and investing transactions:
Obligation for construction in progress	—	—	(1,968)

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. Description of Business:

Datalink Corporation (the “Company”) is an independent architect of enterprise-class information storage infrastructures. The Company derives its revenues principally from designing, installing and supporting data storage systems. The Company’s solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. The Company is frequently engaged to provide assistance in the installation of solutions and to provide support services subsequent to the installation. Occasionally, the Company is engaged for consulting services.

2. Summary of Significant Accounting Policies:

Cash Equivalents:

Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value.

Accounts Receivable, net:

Accounts receivable are recorded net of the reserve for doubtful accounts of $98,000 and $197,000 at December 31, 2003 and 2002, respectively.

Concentration of Credit Risk:

During 2003, 2002 and 2001, net sales to one customer totaled 10%, 5% and 9% of total net sales, respectively. The balance of accounts receivable for this customer as a percentage of total accounts receivable as of December 31, 2003 and 2002, respectively is 3% and 23%, respectively.

Software Development Costs:

In compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal Use, the Company capitalizes certain costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion and use for the function intended. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest cost incurred, when material, while developing the software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. The determination of when the software is placed into production and ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including anticipated future revenues, estimated economic life, and changes in hardware and software technology.

During 2000, the Company began the implementation of a new customer relationship management (CRM) application suite. The Company capitalized costs of the implementation of $234,000 in 2003, $1.3 million in 2002 and $1.0 million in 2001. The system is complete and no further costs are expected. Amounts are being amortized over a period of 3 years from the date they are available for use. Amortization of software costs were $815,000 in 2003, $536,000 in 2002, and $139,000 in 2001.

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

	December 31,
	2003	2002
	(In thousands)
Property and equipment:
Land	$384	$384
Construction in process	186	200
Leasehold improvements	488	538
Furniture and fixtures	2,404	2,487
Equipment	901	856
Computers and software	8,197	7,383
	12,560	11,848
Less accumulated depreciation and amortization	8,060	6,342
	$4,500	$5,506

Goodwill:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles Assets, under which goodwill is no longer amortized on January 1, 2002. See Note 3. As of January 1, 2002 the Company had net unamortized goodwill of $5.5 million. The Company evaluated its existing intangible assets and goodwill that were acquired in prior business combinations and determined there was no impairment upon adoption. Goodwill is no longer being amortized against earnings and goodwill balances are subject to an impairment review on an annual basis or sooner if indicators of potential impairment exist. In addition, the new rules further defined the classes of intangible assets which caused the Company to reclassify the $652,000 unamortized balance of an intangible asset represented by the estimated value of assembled workforce to goodwill as of January 1, 2002. The Company completed its annual impairment testing of goodwill during the fourth quarter of 2003 and concluded that no impairment existed. The value of assembled workforce at December 31, 2001 was also reclassified in these financial statements for comparative purposes.

Intangibles, net:

Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 7 years. In October 2003, the Company announced several cost reduction actions. These actions included closing an office and terminating personnel acquired by the Company from OpenSystems.com in November 2000, resulting in an impairment of the Company’s customer base intangible asset. The Company estimated the impact that closure of this office and termination of its personnel would have on the OpenSystems.com customer accounts and the related expected cash flows, considering the likelihood of retaining the customers without an office presence. The Company then compared the undiscounted cash flows with the net book value of the intangible asset which indicated the asset was impaired. To determine the impairment charge of $926,000, the Company calculated the discounted cash flows and compared them to the net book value of the intangible and determined the resulting impairment charge of the asset.

Valuation of Long-Lived Assets:

The Company periodically (at least annually) analyzes its long-lived assets, including identifiable intangible assets with discrete lives, for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles.

Stock Options:

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options granted to employees under the plans where the exercise price of the options granted was equal to the fair value of the common stock at the date of grant.

Pro forma net loss and loss per share have been determined as if the Company had used the fair value method of accounting for its stock option grants and employee stock purchase plan share elections consistent with the method of SFAS No. 123. Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

	2003	2002	2001
	(In thousands, except for per share data)
Net loss:
As reported	$(5,155)	$(5,418)	$(505)
Non cash compensation expense, net of tax	$(1,251)	$(2,467)	$(2,215)
Stock compensation cost on stock based awards granted below fair market value, net of tax	$184	$187	$102
Pro forma	$(6,222)	$(7,698)	$(2,618)
Basic loss per share
As reported	$(0.50)	$(0.56)	$(0.06)
Non cash compensation expense	$(0.12)	$(0.25)	$(0.24)
Stock compensation cost on stock based awards granted below fair market value	$0.02	$0.02	$0.01
Pro forma	$(0.60)	$(0.79)	$(0.29)
Diluted loss per share
As reported	$(0.50)	$(0.56)	$(0.06)
Non cash compensation expense	$(0.12)	$(0.25)	$(0.24)
Stock compensation cost on stock based awards granted below fair market value	$0.02	$0.02	$0.01
Pro forma	$(0.60)	$(0.79)	$(0.29)

The weighted-average fair values per option at the date of grant were $3.35, $4.35 and $7.05 for 2003, 2002 and 2001 respectively. The fair value for the stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rates	3.77%	4.76%	4.31% - 5.73%
Expected dividend yield	0	0	0
Expected volatility factor	96%	102%	107%
Expected option holding period	5 years	5 years	5 years

During the 2003, the Company’s employees elected to purchase 23,883 shares under the Employee Stock Purchase Plan (ESPP). Using the Black-Scholes pricing model, the weighted average fair value was $0.40 per share for each election. During the 2002 and 2001 ESPP offering, employees elected to purchase 59,504 and 61,879, respectively. Using the Black-Scholes pricing model, the weighted average fair value was $0.54 per share for each election in 2002 and $0.19 per share for each election in 2001.

Income Taxes:

The Company calculates income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the liability method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount the Company expects are more likely than not to realize. Income tax (benefit) expense is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities.

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

Revenue Recognition:

The Company realizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. The Company recognizes revenue when it has received an order from the customer, persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, obligations for installation or other services are complete and collectability is reasonably assured. The following summarizes the major terms of our contractual relationships with our customers and the manner in which we account for sales transactions.

Product sales.   The Company applies the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and related interpretations to the hardware, software and services elements of its data storage solutions. For software or hardware product sales whereby the Company does not provide any installation or configuration services, revenue is recognized upon shipment. For data storage solutions with hardware, software and services sold as a bundled arrangement, the Company considers the services to be essential to the functionality and revenues are recognized on a completed contract basis pursuant to American Institute of Certified Public Accountants SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”  As the Company has vendor specific objective evidence of the values of its hardware, software and services, it uses the relative fair values of these elements to allocate revenues between product sales and service sales on its data storage projects.

Service sales.   For consulting services contracts that do not include the sale of hardware or software product, the Company recognizes revenue as the services are performed

The Company also sells service contracts to most of its customers. These contracts are support service agreements. The Company has an internal support desk to provide integrated customer support services. The Company fulfills on-site assistance by purchasing support service agreements for customers from the hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor when necessary. When the service contracts are sold as part of a data storage solution in a bundled arrangement, the Company uses vendor specific objective evidence to allocate revenue to the service contract element. The revenues and direct costs resulting from these service contracts are deferred and amortized into operations over the term of the contracts, which are generally twelve months. The Company is contractually obligated to provide or arrange to provide these underlying support services to its customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contract.

Deferred revenue is comprised of deferrals for maintenance and other services for which payment has been received and for which the service has not yet been performed.

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. Due to the net loss in 2003, 2002 and 2001, potential common shares of 105,931, 62,536 and 62,564, respectively, would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted loss per share.

Comprehensive Income (Loss):

The Company’s comprehensive income (loss) is equal to its net income for all periods presented.

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

This Issue does not change otherwise applicable revenue recognition criteria. This Issue was applicable for the Company beginning in July 2003 and did not have an impact on revenue recognition.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  The adoption of SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications:

Certain 2001 amounts have been reclassified to conform to current year presentation.

3. Goodwill:

The following table presents a reconciliation of net loss and income (loss) per share adjusted for the exclusion of goodwill, net of tax:

	Year Ended December 31
	2003	2002	2001
Reported net loss	$(5,155)	$(5,418)	$(505)
Add: Goodwill amortization, net of tax	—	—	951
Adjusted net income (loss)	$(5,155)	$(5,418)	$446
Reported basic and diluted loss per share	$(0.50)	$(0.56)	$(0.06)
Add: Goodwill amortization, net of tax	—	—	0.11
Adjusted basic and diluted earnings (loss) per share	$(0.50)	$(0.56)	$0.05

4. Intangibles, net:

Information regarding the Company’s other intangible assets that continue to be amortized are as follows:

	As of December 31,
	2003	2002
Customer lists
Carrying amount	$3,374	$4,300
Accumulated amortization.	2,889	2,165
Net	$485	$2,135

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $724,000, $1.1 million and $2.3 million, respectively. Estimated amortization expense for the succeeding fiscal years based on the intangible assets as of December 31, 2003 is as follows:

(In thousands)
2004	$261
2005	224
Total	$485

5. Borrowing Arrangements:

Effective June 30, 2003, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a bank. Under the terms of the Credit Agreement, the Company may borrow up to $8 million to be used for financing working capital needs. The term of the agreement ends June 30, 2004. Borrowings under the Credit Agreement are collateralized by the accounts receivable and inventory of the Company. The Credit Agreement includes various covenants, including requirements to maintain a maximum level of debt-cash flow ratio and a minimum amount of working capital, tangible net worth and debt-net worth ratio. At December 31, 2003, the Company was in compliance with the covenants in the Credit Agreement. The Company had no outstanding borrowings under the Credit Agreement as of December 31, 2003.

Effective February 28, 1999, the Company redeemed 1,095,720 shares of common stock held by a former stockholder. The Company issued a $3 million note payable to this former stockholder. The note provided for interest on the outstanding balance at the prime rate beginning August 28, 1999. A principal payment of $906,000 was made on August 28, 1999. Two principal payments of $705,000 each were made on February 28, 2000 and 2001. The remaining principal balance of $704,000 was paid on February 28, 2002.

6. Income Taxes:

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current income tax benefit:
Federal	$(276)	$(1,976)	$(186)
State	—	(525)	(4)
Total	(276)	(2,501)	(190)
Deferred income tax expense:
Federal	—	1,551	250
State	—	332	55
Total	—	1,883	305
Total provision for (benefit from) income taxes	$(276)	$(618)	$115

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2003	2002	2001
Tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State tax benefit, net of federal tax effect	(4.6)	(3.7)	(4.5)
Nondeductible expenses	11.3	0.8	—
Change in valuation allowance	22.3	26.7	—
Other, primarily goodwill amortization	—	—	68.0
Effective tax rate	(5.0)%	(10.2)%	29.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current deferred tax asset:
Allowance for doubtful accounts	$79	$117	$105
Compensation accrual	49	57	—
Inventories	92	176	123
Deferred revenue	195	485	1,198
Restructuring reserve	77	—	—
Other	—	6	9
Total current deferred tax asset	492	841	1,435
Long-term deferred tax asset:
Net operating loss carryovers	1,924	325	—
Intangibles	955	564	417
Property and equipment	(575)	(121)	31
Other	7	—	—
Total gross deferred tax asset	2,803	1,609	1,883
Valuation allowance	(2,803)	(1,609)	—
Net deferred tax asset	$—	$—	$1,883

The valuation allowance for deferred tax assets as of December 31, 2003, 2002 and 2001 was $2.8 million, $1.6 million and $0, respectively. The net change in the total valuation allowance for the years ended December 31, 2003, 2002 and 2001 was an increase of $1.2 million, $1.6 million and $0, respectively.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carry back potential and projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable losses in recent years and uncertainty of future taxable income, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2003.

At December 31, 2003, the Company had federal net operating loss carry forwards of approximately $4.0 million and state net operating loss carry forwards of approximately $11.0 million, which are available to offset future federal and state taxable income. If not used, these net operating loss carry forwards will expire between 2013 and 2023.

7. Lease Commitments:

The Company’s corporate headquarters including the principal technical operations and the integration, assembly and support services operations are located in a 104,000 square foot office and warehouse facility in Chanhassen, Minnesota. The Company’s remaining 14 locations including sales and technical staff, are small to medium sized offices. Regional hubs are located within each of the Company’s regions in the East, Central and West.

As of December 31, 2003, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(In thousands)
2004	$2,101	$(120)	$1,981
2005	1,976	(119)	1,857
2006	1,878	(94)	1,784
2007	1,532	(76)	1,456
2008	1,265	—	1,265
Thereafter	4,321	—	4,321
	$13,073	$(409)	$12,664

Total rent expense, charged to the Company, is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Related party	$—	$—	$112
Other	2,427	2,399	2,080
	$2,427	$2,399	$2,192

8. Restructuring Charges:

In October 2003, the Company announced several cost reduction initiatives and management changes. These changes resulted in a fourth quarter 2003 charge of $2.1 million. As part of these cost reduction initiatives, the Company reduced its staff by 16%. Employee severance charges were $568,000. The Company also announced the closure of four offices. Office closing costs for lease terminations were $584,000. The office closures included an office with a significant amount of customers obtained in the Company’s OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset. The resulting impairment charge of the asset was $926,000. During 2004, the Company expects to pay all remaining severance amounts accrued at December 31, 2003. The Company expects to settle the remaining accrual for lease terminations and office closures by the end of the first quarter of 2004.

Restructuring expense activity for fiscal 2003 was as follows:

	(in thousands)
	Severance	Lease/Office closures	Intangible asset impairment	Total
Beginning balance	$—	$—	$—	$—
Expense accruals	568	584	926	2,078
Cash payments	(378)	(572)	—	(950)
Asset write-off	—	—	(926)	(926)
Ending balance	$190	$12	$—	$202

9. Employee Benefit Plan:

The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. The Company matches 50% of an employee’s contribution up to the first 6% of an employee’s eligible compensation. The cost of the Company’s contributions to the 401(k) portion of the plan for 2003, 2002 and 2001, was $352,000, $356,000 and $428,000, respectively.

10. Stockholders’ Equity:

Private Placement:

In May 2002, the Company sold an aggregate of 1,180,000 shares of Common Stock, plus five-year warrants, to purchase an additional 200,000 shares at an exercise price of $4.50 per share, to five institutional investors for $5.3 million. The Company allocated an amount to the value of the warrants utilizing a fair value estimate derived from the Black-Scholes option pricing model assuming a volatility of 102%, the warrant life of 5 years and a risk-free interest rate of 4.76%. Based on this fair value estimate, the Company allocated approximately $863,000 to the warrants and $4,437,000 to the Common Stock.

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan (the “Incentive Plan”), 1,543,716 of which were available for grant as of December 31, 2003. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company’s Compensation Committee (the “Committee”).

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

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”). The Company amended the Director Plan in May and October 2002. The terms of the Director Plan allow for stock option grants to non-employee members of the Board of Directors. The Company has reserved 300,000 shares of common stock for issuance pursuant to the Director Plan, 123,000 of which were available for grant as of December 31, 2003.

Stock Options:

The following table summarizes activity under the Company’s stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2000	1,051,791	$7.50 - $25.38	$11.19
Options granted	1,028,400	$1.60 - $15.25	$7.05
Options exercised	(11,530)	$7.50	$7.50
Options cancelled	(251,638)	$3.46 - $20.88	$10.35
Balance, December 31, 2001	1,817,023	$1.60 - $25.38	$9.00
Options granted	345,095	$1.44 - $6.42	$4.35
Options exercised	—	$0.00	$0.00
Options cancelled	(392,815)	$3.46 - $25.38	$9.08
Balance, December 31, 2002	1,769,303	$1.44 - $25.38	$8.07
Options granted	499,350	$1.80 - $5.00	$3.35
Options exercised	(8,343)	$3.46 - $4.36	$3.55
Options cancelled	(627,025)	$2.90 - $25.38	$9.31
Balance, December 31, 2003	1,633,285	$1.44 - $18.13	$6.19
Options exercisable as of December 31, 2003	886,289	$1.44 - $18.13	$7.41

The following is a summary of options outstanding at December 31, 2003:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
869,352	$1.44 - $6.42	$3.73	8.4
668,813	$6.43 - $9.94	$7.83	5.6
31,737	$9.95 - $15.19	$12.44	5.3
63,383	$15.20 - $25.38	$17.42	5.3
1,633,285	$0.00 - $25.38	$7.41	7.1

The following is a summary of options granted at an exercise price that differs from the market price of the stock on the grant date:

	Stock Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Exercise Price Per Share
December 31, 2001
Option price equals fair market value	977,900	$3.46 - $11.63	$6.92
Option price less than fair market value	50,500	$1.60 - $15.25	$9.34
Options granted	1,028,400	$1.60 - $15.25	$7.05
December 31, 2002
Option price equals fair market value	297,845	$2.90 - $6.42	$4.52
Option price less than fair market value	47,250	$1.44 - $4.24	$3.19
Options granted	345,095	$1.44 - $6.42	$4.35
December 31, 2003
Option price equals fair market value	449,600	$3.32 - $5.00	$3.46
Option price less than fair market value	49,750	$1.80 - $3.84	$2.39
Options granted	499,350	$1.80 - $5.00	$3.35

The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

During 2000 and 1999, the Company issued 135,850 options with an exercise price below the fair market value of common stock at the date of grant. The intrinsic value of the options is being recorded to compensation expense over the vesting period, generally four years. During 2003, 2002 and 2001, $111,000, $118,000 and $119,000, respectively, of compensation expense was recorded related to these options. As of December 31, 2003, 2002 and 2001, there was $17,000, $128,000 and $246,000, respectively, of compensation expense related to these options that will be recognized in future periods. During 2003, 2002 and 2001, the Company issued 46,750, 47,250 and 49,750 options, respectively, to directors below the fair market value of common stock at the date of grant. The compensation expense recorded was $83,000, $90,000 and $27,000 in 2003, 2002 and 2001, respectively. Because the options vest immediately, all compensation expense was recorded in the period of the grant.

11. Litigation

The Company is not currently involved in any material legal proceedings. The Company also had no material legal proceedings that terminated during the fourth quarter of 2003.

12. Quarterly Financial Information (unaudited)

2003	March 31	June 30	Sept 30	Dec 31
	(In thousands)
Net sales	$23,742	$26,371	$19,951	$21,073
Gross profit	6,326	6,821	5,010	5,305
Operating loss	(879)	(210)	(2,020)	(2,396)
Net loss	(860)	(186)	(2,006)	(2,103)
Net loss per share—basic	(0.08)	(0.02)	(0.20)	(0.20)
Net loss per share—diluted	(0.08)	(0.02)	(0.20)	(0.20)

2002
Net sales	$21,784	$21,019	$21,858	$21,839
Gross profit	5,503	5,043	5,397	5,781
Operating loss	(2,094)	(1,978)	(1,560)	(521)
Net loss	(1,300)	(1,229)	(962)	(1,927)
Net loss per share—basic	(0.15)	(0.13)	(0.09)	(0.19)
Net loss per share—diluted	(0.15)	(0.13)	(0.09)	(0.19)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures    Within the 90 days prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures.   There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following is information concerning our current directors and executive officers:

Name	Age	Position
Greg R. Meland	50	Chief Executive Officer and Director
Charles B. Westling	45	President, Chief Operating Officer
Daniel J. Kinsella	45	Vice President—Finance and Chief Financial Officer
Mary E. West	55	Vice President—Human Resources
Robert M. Price	73	Chairman of the Board and Director
Paul F. Lidsky*	50	Director
Margaret A. Loftus*	59	Director
James E. Ousley*	58	Director

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

Charles B. Westling joined us in 2002 as Vice President—Corporate and Business Development. In 2002, Mr. Westling became Vice President—Market Development. In 2003, Mr. Westling became President and Chief Operating Officer. Between 2000 and 2001, he was the Executive Vice President of Business Development of Agiliti, Inc. Mr. Westling served as Senior Managing Director and Director of Corporate Finance for John G. Kinnard and Company, Incorporated from 1997 to 1999. From 1990 to 1997, Mr. Westling was a member of the corporate finance department at Dain Bosworth Incorporated, serving most recently as a managing director and head of technology investment banking. Mr. Westling received his B.A. in economics from Carleton College and earned a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Daniel J. Kinsella joined us in 1999 as Chief Financial Officer. In 2002, Mr. Kinsella became Vice President—Finance and Chief Financial Officer. Between 1998 and 1999, he was Chief Financial Officer of Lloyd’s Barbeque Company. Mr. Kinsella served in various finance roles for Grist Mill Company between 1989 and 1998, most recently as its Chief Financial Officer, Treasurer and Secretary. From 1984 to 1989, Mr. Kinsella was the Director of Financial Reporting for Inter-Regional Financial Group, Inc. Between 1980 and 1984, he was employed by Touche Ross & Company, most recently as an audit manager. Mr. Kinsella is a Certified Public Accountant.

Mary E. West joined us in 2001 as Vice President—Human Resources. From 1998 to 2001, she worked as an independent human resources consultant. Between 1995 and 1998, Ms. West was employed by Arcadia Financial, Ltd., most recently as the Senior Vice President of Human Resources. From 1993 to 1994, she was the corporate administrative director for Nexus, Inc. Ms. West received her M.A. in Human Resources and Industrial Relations in 1988 from the University of Minnesota Carlson School of Management.

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

Paul F. Lidsky was elected as a director in June 1998. Between 2003 and 2004, Mr. Lidsky was President and Chief Executive Officer of Computer Telephony Solutions, a telecommunications software company specializing in call centers. From 2002 to 2003, Mr. Lidsky was President and Chief Executive Officer of VigiLanz Corporation, a medical software company. From 1997 until 2002, Mr. Lidsky was the President and Chief Executive Officer of OneLink Communications, Inc., a software company that provides business intelligence solutions to the telecommunications carriers. Between 1985 and 1997, Mr. Lidsky was employed by Norstan, Inc., a comprehensive technology services company, most recently as Executive Vice President of Strategy and Business Development. Mr. Lidsky also serves on the Board of Directors for VigiLanz Corporation.

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

James E. Ousley was elected as a director in June 1998. Since 2001, Mr. Ousley has been president and chief executive officer of Vytek Wireless Inc., a mobile computing company. From 1999 to 2001, he served as President and Chairman of Syntegra (USA), a global e-Business solutions provider and a division of British Telecommunications plc. From September 1991 to August 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems (CDS), which was acquired by British Telecommunications in August 1999. From 1968 to 1991, he held various sales and executive management positions with Control Data Corporation, a global computer systems, software/services and peripherals company. Mr. Ousley also serves on the Board of Directors for Vytek Wireless, Inc., ActiveCard, Inc., Bell Microproducts Inc., Norstan, Inc. and Savvis Communications Corporation.

Our directors hold office until the next annual meeting of shareholders or until their successors are duly elected or appointed.

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “2003 Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2003. The remaining information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We are filing the Code of Ethics as an exhibit to this Annual Report. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics by filing of Current Reports the cover of Form 8-K.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Outstanding Voting Securities and Voting Rights” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this section is incorporated by reference from the information in the section entitled “Auditing Matters” in the Company’s 2003 Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          The following documents are filed as part of this report:

1.                 Financial Statements

Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

2.                 Financial Statement Schedules.

The following financial statement schedule of Datalink Corporation, for the years ended 2003, 2002 and 2001 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2003	$197,368	$(34,026)	$65,535	$97,807
	2002	164,394	77,000	44,026	197,368
	2001	75,037	115,000	25,643	164,394
Allowance for Inventory Obsolescence	2003	$405,001	$348,816	$543,707	$211,110
	2002	245,559	187,500	28,058	405,001
	2001	264,748	344,000	363,189	245,559
Allowance for Valuation of Deferred Tax Asset	2003	$1,609,000	$1,194,454	$—	$2,802,954
	2002	—	1,609,000	—	1,609,000

(1)   Deductions reflect write-offs of customer accounts receivable, net of recoveries or disposals of inventories.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Shareholders
Datalink Corporation:

Under the date of February 6, 2004, we reported on the balance sheets of Datalink Corporation as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and, cash flows for the years then ended. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule for the years ended December 31, 2003 and 2002. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. The financial statements of Datalink Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

In our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 6, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen.

Report of Independent Public Accountants

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Datalink Corporation as of December 31, 2001 and for the year then ended included in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II—Valuation and Qualifying Accounts of Registrant is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. The information for the year ended December 31, 2001 in the Schedule II—Valuation and Qualifying Accounts of Registrant has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Minneapolis, Minnesota
February 8, 2002

3.   Exhibits. The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.1	Employee Stock Purchase Plan	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	4
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	1
10.4	Form of Indemnification Agreement	1
10.5	Lease Agreement with Washington Avenue L.L.P.	1
10.6	Deferred Compensation Agreement with Stanley I. Clothier	1
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	1
10.8	Second Lease Agreement with Washington Avenue L.L.P.	1
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	1
10.11	Asset Purchase Agreement dated November 10, 2000 with OpenSystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to The Commission upon request)	2
10.12	Building Lease with Hoyt/DTLK LLC	3
10.13	Building Lease date April 27, 2001 with Hoyt/DTLK LLC	5
10.18	2000 Director Stock Option Plan	4
10.19	Credit agreement dated June 30, 2002 with Wells Fargo Bank Minneapolis, National Association	6
10.20	2002 Amendments to the 2000 Director Stock Option Plan	7
10.21	Credit agreement dated June 30, 2003 with Wells Fargo Bank Minneapolis, National Association	8
14.1	Code of Ethics	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

7)               Incorporated by reference to the exhibit of the same number in the Company’s 2002 Form 10-K.

8)               Incorporated by reference to the exhibit of the same number in the Company’s June 30, 2003 Form 10-Q.

(b)   Reports of Form 8-K.

On October 15, 2003, we filed a Form 8-K to report a change in the date for announcement of our operating results for quarter ended September 30, 2003. On October 20, 2003, we filed a Form 8-K to report our 2003 third quarter operating results and announce particular cost reduction initiatives.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 19, 2004
	By:	/s/ Greg R. Meland
Greg R. Meland, Chief Executive Officer
	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President—Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Greg R. Meland	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2004

/s/ Daniel J. Kinsella	Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	March 19, 2004

/s/ Denise M. Westenfield	Corporate Controller (Principal Accounting Officer)	March 19, 2004

/s/ Paul F. Lidsky	Director	March 19, 2004

/s/ Margaret A. Loftus	Director	March 19, 2004

/s/ James E. Ousley	Director	March 19, 2004

/s/ Robert M. Price	Director	March 19, 2004