Form 10-Q
period 2004-03-31
DATALINK CORP
filed 2004-05-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2004

or

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

Yes   ☐   No   ☒

As of May 10, 2004, 10,265,674 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of current economic conditions for technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the loss of a significant customer; fixed employment costs that may impact profitability if we suffer revenue shortfalls; the impact of our recent cost reduction activities on business retention and future growth; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and new key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$9,792	$12,565
Accounts receivable, net	12,461	8,541
Inventories	2,829	1,969
Deferred customer support contract costs	10,717	7,723
Inventories shipped but not installed	3,987	2,160
Other current assets	367	329
Total current assets	40,153	33,287
Property and equipment, net	4,087	4,500
Goodwill	5,500	5,500
Intangibles, net	420	485
Other assets	45	45
Total assets	$50,205	$43,817

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,583	$10,139
Accrued commissions	902	475
Accrued income tax	53	72
Accrued sales and use tax	594	350
Accrued expenses, other	894	837
Deferred revenue from customer support contracts	13,988	9,926
Total current liabilities	30,014	21,799
Deferred rent	461	522
Total liabilities	30,475	22,321

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,259,868 and 10,241,963 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	10	10
Additional paid in capital	26,232	26,158
Accumulated deficit	(6,512)	(4,672)
Total stockholders’ equity	19,730	21,496
Total liabilities and stockholders’ equity	$50,205	$43,817

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales:
Products	$13,229	$16,267
Services	6,975	7,475
	20,204	23,742
Cost of sales:
Cost of products	10,442	12,319
Cost of services	4,754	5,097
Total cost of sales	15,196	17,416
Gross profit	5,008	6,326
Operating expenses:
Sales and marketing	3,069	3,156
General and administrative	2,866	2,808
Engineering	868	1,026
Amortization of intangibles	65	215
	6,868	7,205
Loss from operations	(1,860)	(879)
Interest income, net	20	19
Loss before income taxes	(1,840)	(860)
Income tax benefit	—	—
Net loss	$(1,840)	$(860)

Net loss per share:
Basic	$(0.18)	$(0.08)
Diluted	$(0.18)	$(0.08)
Weighted average shares outstanding:
Basic	10,395	10,214
Diluted	10,395	10,214

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,840)	$(860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	9	32
Depreciation	509	511
Amortization of intangibles	65	215
Deferred rent	(61)	(9)
Loss on sale of assets	15	22
Changes in operating assets and liabilities:
Accounts receivable	(3,929)	(663)
Inventories	(2,687)	1,359
Deferred customer support contract costs	(2,994)	(2,453)
Other current assets	(38)	3
Other assets	—	19
Accounts payable	3,444	(214)
Accrued expenses	465	354
Income taxes	244	214
Deferred revenue from customer support contracts	4,062	3,259
Net cash provided by (used in) operating activities	(2,736)	1,789

Cash flows from investing activities:
Purchase of property and equipment	(96)	(217)
Net cash used in investing activities	(96)	(217)

Cash flows from financing activities:
Proceeds from issuance of common stock	59	22
Net cash provided by financing activities	59	22

Increase (decrease) in cash and cash equivalents	(2,773)	1,594
Cash and cash equivalents, beginning of period	12,565	10,334
Cash and cash equivalents, end of period	$9,792	$11,928

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.                                       Basis of Presentation

The interim financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain year end balance sheet amounts have been reclassified to conform to the current period presentation.  To present the value of deferred revenue from customer support contract sales and the underlying costs we have paid to our vendors to purchase the customer support contracts, we have changed the balance sheet presentation to reflect the gross value of these components.  Previously, deferred revenue and the related cost for customer support contracts were presented on a net basis with deferred profit from customer support contract sales of $2.2 million as of December 31, 2003.  As of March 31, 2004, and December 31, 2003, deferred customer support contract costs are $10.7 million and $7.7 million, respectively.  As of March 31, 2004, and December 31, 2003, deferred revenue from customer support contracts are $14.0 million and $9.9 million, respectively.

2.                                       Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.                                       Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share includes the effect of potential common shares, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  For the three months ended March 31, 2004 and 2003, 143,000 and 45,000 potential common shares, respectively, were anti-dilutive to the net loss.

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

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net loss:
As reported	$(1,840)	$(860)
Non cash compensation expense	$(728)	$(1,007)
Stock compensation cost on stock based awards granted below fair market value	$15	$37
Pro forma	$(2,553)	$(1,830)
Basic loss per share
As reported	$(0.18)	$(0.08)
Non cash compensation expense	$(0.07)	$(0.10)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00
Pro forma	$(0.25)	$(0.18)
Diluted loss per share
As reported	$(0.18)	$(0.08)
Non cash compensation expense	$(0.07)	$(0.10)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00
Pro forma	$(0.25)	$(0.18)

On August 20, 2003, the Company announced an option exchange program to its employees.  Under this program, eligible employees, which excluded executive officers and directors, were given a one-time opportunity to exchange all or some of their eligible stock options for new options.  The new options represented 50% of the exchanged options at a new exercise price that was determined on April 19, 2004.  As of August 20, 2003, the employees eligible for the exchange program held options to purchase a total of 1,360,481 shares eligible for the exchange program.  The option exchange program expired on September 26, 2003.  Eligible employees elected to exchange 219,990 options under the option exchange program.  As of April 19, 2004, 81,300 shares of Commons Stock were issued under the option exchange program at $3.85 per share.  The option exchange program will not result in compensation expense under current accounting standards.

5.                                       Goodwill and Intangible Assets

The balance of goodwill at March 31, 2004, and December 31, 2003, was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of March 31, 2004 (In thousands)
	Carrying Amount	Accumulated Amortization	Net

Customer lists	$3,374	$2,954	$420

Amortization expense for the three months ended March 31, 2004, was $65,000.  Estimated amortization expense for the remainder of fiscal 2004 and for each of the succeeding fiscal years based on the intangible assets as March 31, 2004, is as follows:

(In thousands)
2004	$196
2005	224
Total	$420

6.                                       Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses over the past two years and the full utilization of the Company’s loss carry back potential, the Company concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at March 31, 2004 was $2.8 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates to the Company that recoverability of such tax assets is more likely than not.

7.             Borrowing Arrangements

Effective June 30, 2003, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a bank.  Under the terms of the Credit Agreement, the Company may borrow up to $8 million to be used for financing working capital needs.  Borrowings under the Credit Agreement are collateralized by the accounts receivable and inventory of the Company.  The Credit Agreement includes various covenants, including requirements to maintain a maximum level of debt-cash flow ratio and minimum amount of working capital, tangible net worth and debt-net worth ratio.  A waiver was obtained from the bank for the non-compliance of the minimum tangible net worth covenant for the quarter ended March 31, 2004.  However, due to the Company’s recent losses, the ability to borrow against the Credit Agreement has been suspended.  The Company is currently negotiating with the bank new credit agreement terms which will replace the current Credit Agreement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect reported earnings. We evaluate these estimates and assumptions on an on-going basis based on historical experience and on other factors that we believe are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, goodwill and intangibles, income taxes, self-insurance reserves and commitments and contingencies.  We believe that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

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

Valuation of Goodwill and Other Intangible Assets.   We test goodwill for impairment annually or more frequently if changes in circumstance, or the occurrence of events, suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income.   We record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the increase in the deferred tax valuation allowance in the period we make this determination.  As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at March 31, 2004 was $2.8 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased by $3.5 million for the three months ended March 31, 2004, or 14.9%, from $23.7 million for the comparable quarter in 2003.  Our product sales decreased $3.0 million, or 18.7%, to $13.2 million for the three months ended March 31, 2004, from $16.3 million for the comparable quarter in 2003.  The decrease in net sales and product sales for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003 is attributable to the loss of a significant customer and the fewer number of outside sales representatives.  In the first quarter of 2003, we generated approximately 10% of our revenues from a customer that has now outsourced its information technology and services to a third party provider who contracts with many of our vendors directly.  At this time, we are uncertain whether we will continue to provide either product or customer support for this customer or the third party provider.  Our sales are impacted by the number and productivity of our sales representatives.  The average number of outside sales representatives declined 21% from the first quarter of 2003 to 2004.  The decline reflects the impact of closing several offices and turnover.   We plan to selectively increase the number of outside sales representatives in the coming quarters.

Our service sales decreased $500,000, or 6.7%, to $7.0 million for the three months ended March 31, 2004.  Our service sales decrease for the three month period ended March 31, 2004 is related to the non-renewal of a large maintenance contract with the customer mentioned above.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 24.8% for the quarter ended March 31, 2004, as compared to 26.6% for the comparable quarter in 2003.  Product gross profit as a percentage of product sales decreased to 21.1% in the first quarter of 2004 from 24.3% for the comparable quarter in 2003.  Service gross profit as a percentage of service sales remained flat at 31.8% for the first quarter of 2004 and 2003.  The gross profit margin in the first quarter of 2004 was 150 basis points lower that it was for calendar year 2003.  Our product gross profit margins are impacted by the mix of type of projects we complete for our customers.  In the first quarter, we completed several large primary storage projects for new customers which had lower product margins due to market competition.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.1 million, or 15.2% of net sales for the quarter ended March 31, 2004 compared to $3.2 million, or 13.3% of net sales for the first quarter in 2003.  Sales and marketing expenses in absolute dollars remained relatively flat for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003.

Fixed expenses decreased $288,000 for the three month period ended March 31, 2004 as compared to March 31, 2003 due to lower headcount levels and expense control.  Variable compensation expenses increased $198,000 for the three month period ended March

31, 2004, as compared to the three month period ended March 31, 2003, due to compensation plan changes and targeted variable incentive plans.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.9 million, or 14.2% of net sales for the quarter ended March 31, 2004, compared to $2.8 million, or 11.8% of net sales for the first quarter in 2003.  General and administrative expenses in absolute dollars increased slightly for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003 due to the completion of several training initiatives.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $868,000 or 4.3% of net sales for the quarter ended March 31, 2004 compared to $1.0 million, or 4.3% of net sales for the first quarter in 2003.  The decrease in engineering expenses in absolute dollars reflects a decrease in salaries due to lower headcount levels partially offset by a decrease in engineering recovery with lower levels of engineering costs associated with implementation services recorded as a cost of service sales.

Goodwill and Other Intangible Amortization.  Amortization of other intangible assets was $65,000 or 0.3% of net sales for the quarter ended March 31, 2004, as compared to $215,000 or 0.9% of net sales for the first quarter in 2003.  In October 2003, the Company announced several cost reduction initiatives including the closing of an office and terminating personnel acquired by the Company from OpenSystems.com in November 2000, resulting in an impairment of the Company’s customer base intangible asset.  We recorded an impairment charge of $926,000 in the fourth quarter of 2003.  Accordingly, amortization of the customer base has decreased to $65,000 for the quarter.  The remaining balance of the customer base intangible will be amortized by November 2005.  Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Intangible Assets,” we discontinued the amortization of goodwill effective January 1, 2002, but instead test for impairment annually or whenever impairment is indicated.

Income Taxes.  We recorded no income tax benefit for the three months ended March 31, 2004, and March 31, 2003.  In the fourth quarter of 2002, we recognized a non-cash charge of $1.6 million upon recording a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2002 and 2003 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates to us that recoverability of such tax assets is more likely than not.

Overall Cost Reduction Initiatives.  Because of the continuing difficult economic climate for technology spending and our recent losses, we have actively sought to reduce costs across our business.  In October 2003, the Company announced several cost reduction and management changes.  These changes resulted in a fourth quarter 2003 charge of $2.1 million.  As part of these cost reduction initiatives, the Company reduced its staff by 16%.  Employee severance charges were $568,000.  The Company also announced the closure of four offices.  Office closing costs for lease terminations were $584,000.  The office closures included an office with a significant amount of customers obtained in the Company’s OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset.  The resulting impairment charge of the asset was $926,000.  During 2004, the Company expects to pay all remaining severance amounts accrued at December 31, 2003.  As of March 31, 2004, the remaining balance for the severance accrual is $136,000.

Items Expected to Impact Future Operating Results.

Rent Expense.  We believe that we can generate significant long-term cost savings by subleasing a substantial portion of our current corporate headquarters.  We are actively seeking a subtenant.  If we are successful in subleasing the facility, we may incur a one-time non-cash charge for the difference between the current lease commitment and the recovery from the sublease.

Equity-Based Compensation Expense.  On March 31, 2004, the Financial Accounting Standards Board issued its exposure draft on Share-Based Payment.  This is a proposed amendment to FASB Statements No. 123 and 95.  Among other things, this statement addresses how companies are to account for stock options granted to employees.  Since becoming a publicly held company in August 1999, Datalink has issued stock options to its employees.  The exposure draft recommends that beginning January 1, 2005, we place a value on these options and expense this value on our income statement.  The exposure draft also recommends that we prospectively expense the value of any unvested options issued in prior years.  If adopted, we would incur significant additional expense in 2005 for unvested stock options issued in previous years.  The impact diminishes after 2005.  See our footnote number two in our Annual Report on Form 10-K for the year ended December 31, 2003 for a complete description of the financial impact of expensing stock options on our operating results.  We believe that many other companies that issued stock options will have significant additional expense to report in 2005 under these new rules.  Datalink is in the process of reviewing how to best utilize its equity based compensation plans under the proposed rules.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2004.  The cash used in operating activities resulted primarily from our operating loss for the quarter of $1.8 million, increases in accounts receivable and inventory of $3.9 million and $2.7 million respectively, offset by an increase in accounts payable of $3.4 million.  The increase in accounts receivable is due to the large percentage of projects shipped and invoiced during the last month of the quarter.  The increase in inventory and accounts payable is due to a large balance of in-transit inventory at quarter end for a project to be completed in the second quarter.

Net cash used in investing activities was $96,000 for the three months ended March 31, 2004.  We used this cash primarily for enhancements to our decision support reporting tool and upgraded computer and telecommunications equipment.  We are planning for $300,000 of capital expenditures for the remainder of 2004 related primarily to an upgrade in information systems equipment.

Net cash provided by financing activities was $59,000 for the three months ended March 31, 2004, from stock sold under our employee stock purchase plan and employee stock option exercises.  Net cash provided by financing activities was $22,000 for the three months ended March 31, 2003.

Effective June 30, 2003, we entered into a revolving credit agreement (the “Credit Agreement”) with a bank.  Under the terms of the Credit Agreement, we could borrow up to $8 million to be used for financing working capital needs.  Borrowings under the Credit Agreement are collateralized by the accounts receivable and inventory of the Company.  The Credit Agreement includes various covenants, including requirements to maintain a maximum level of debt-cash flow ratio and minimum amount of working capital, tangible net worth and debt-net worth ratio.  We obtained a waiver from the bank for the non-compliance of the minimum tangible net worth covenant for the quarter ended March 31, 2004.  However, due to our recent losses, the bank has suspended our ability to borrow under the Credit Agreement.  We are currently negotiating with the bank new credit agreement terms to replace the current Credit Agreement. With a current cash balance of $9.8 million, we believe it is highly unlikely the Company will need to borrow funds for operations in 2004.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases and severance payments in conjunction with our fourth quarter 2003 restructuring initiatives.  These obligations are as of March 31, 2004, for the remainder of 2004 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations	Severance Obligation	Total
2004	$1,616	$(106)	$1,510	$136	$1,646
2005	1,981	(119)	1,862	—	1,862
2006	1,855	(94)	1,761	—	1,761
2007	1,528	(76)	1,452	—	1,452
2008	1,265	—	1,265	—	1,265
Thereafter	4,321	—	4,321	—	4,321
	$12,566	$(395)	$12,171	$136	$12,307

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

Interest rate risk.  As of March 31, 2004, we had $9.8 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2004.

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

10.22                     Amended and Restated 2000 Director Stock Option Plan

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 12, 2004, to announce the Company’s first quarter operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
Chief Financial Officer