Form 10-Q
period 2004-06-30
DATALINK CORP
filed 2004-08-13
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2004

or

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

Yes   ☐   No   ☒

As of August 10, 2004, 10,272,234 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$12,451	$12,565
Accounts receivable, net	7,526	8,541
Inventories	1,905	1,969
Deferred customer support contract costs	10,408	7,723
Inventories shipped but not installed	3,584	2,160
Other current assets	212	329
Total current assets	36,086	33,287
Property and equipment, net	3,674	4,500
Goodwill	5,500	5,500
Intangibles, net	355	485
Other assets	40	45
Total assets	$45,655	$43,817

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,046	$10,139
Accrued commissions	648	475
Accrued income tax	105	72
Accrued sales and use tax	414	350
Accrued expenses, other	1,795	837
Deferred revenue from customer support contracts	13,452	9,926
Total current liabilities	26,460	21,799
Deferred rent	471	522
Total liabilities	26,931	22,321

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,272,234 and 10,241,963 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	10	10
Additional paid in capital	26,256	26,158
Accumulated deficit	(7,542)	(4,672)
Total stockholders’ equity	18,724	21,496
Total liabilities and stockholders’ equity	$45,655	$43,817

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Products	$13,918	$18,601	$27,147	$34,868
Services	7,545	7,770	14,520	15,245
	21,463	26,371	41,667	50,113
Cost of sales:
Cost of products	10,871	14,785	21,313	27,104
Cost of services	5,360	4,765	10,114	9,862
Total cost of sales	16,231	19,550	31,427	36,966
Gross profit	5,232	6,821	10,240	13,147
Operating expenses:
Sales and marketing	2,692	2,902	5,761	6,058
General and administrative	2,643	2,942	5,509	5,750
Engineering	942	972	1,810	1,998
Restructuring charges	(63)	—	(63)	—
Amortization of intangibles	65	215	130	430
	6,279	7,031	13,147	14,236
Loss from operations	(1,047)	(210)	(2,907)	(1,089)
Interest income, net	16	24	36	43
Net loss	$(1,031)	$(186)	$(2,871)	$(1,046)

Net loss per share:
Basic	$(0.10)	$(0.02)	$(0.28)	$(0.10)
Diluted	$(0.10)	$(0.02)	$(0.28)	$(0.10)
Weighted average shares outstanding:
Basic	10,265	10,220	10,259	10,217
Diluted	10,265	10,220	10,259	10,217

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,871)	$(1,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	18	30
Depreciation	1,009	1,003
Amortization of intangibles	130	430
Deferred rent	(51)	174
Loss on sale of assets	—	5
Stock compensation expense	17	114
Changes in operating assets and liabilities:
Accounts receivable	997	(3,541)
Inventories	(1,359)	2,827
Deferred customer support contract costs	(2,685)	(1,533)
Other current assets	117	107
Other assets	5	6
Accounts payable	(93)	(2,176)
Accrued expenses	1,228	532
Deferred revenue from customer support contracts	3,526	2,103
Net cash used in operating activities	(12)	(965)

Cash flows from investing activities:
Purchase of property and equipment	(183)	(454)
Net cash used in investing activities	(183)	(454)

Cash flows from financing activities:
Proceeds from issuance of common stock	81	46
Net cash provided by financing activities	81	46

Decrease in cash and cash equivalents	(114)	(1,373)
Cash and cash equivalents, beginning of period	12,565	10,334
Cash and cash equivalents, end of period	$12,451	$8,961

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

The financial statements presented herein as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain year end balance sheet amounts have been reclassified to conform to the current period presentation.  To present the value of deferred revenue from customer support contract sales and the underlying costs the Company paid to their vendors to purchase the customer support contracts, the Company has changed the balance sheet presentations to reflect the gross value of these components.  Previously, deferred revenue and the related costs for customer support contracts were presented on a net basis with deferred profit from customer support contract sales of $2.2 million as of December 31, 2003.  As June 30, 2004, and December 31, 2003, deferred customer support contract costs are $10.4 million and $7.7 million, respectively.  As of June 30, 2004, and December 31, 2003, deferred revenue from customer support contracts are $13.5 million and $9.9 million, respectively.

2.                                       Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.                                       Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented.   The following table summarizes the potential common shares that result from stock options and were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

	June 30, 2004	June 30, 2003
Three months ended	52,000	145,000
Six months ended	100,000	90,000

4.                                       Stock Options

The Company continues to apply the provisions of APB No. 25 for employee grants with exercise prices equal to the fair value of the Company’s stock at the date of grant.  For such grants, no compensation cost is recognized.  Pro forma loss and loss per share are presented here as if the Company had used the fair value method of accounting for its stock option grants and employee stock purchase plan share elections consistent with the method of SFAS No. 123.  Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	2004	2003	2004	2003
Net loss:
As reported	$(1,031)	$(186)	$(2,871)	$(1,046)
Non cash compensation expense	$(423)	$(415)	$(1,076)	$(1,545)
Stock compensation cost on stock based awards granted below fair market value	$2	$77	$17	$114
Pro forma	$(1,452)	$(524)	$(3,930)	$(2,477)
Basic loss per share:
As reported	$(0.10)	$(0.02)	$(0.28)	$(0.10)
Non cash compensation expense	$(0.04)	$(0.04)	$(0.10)	$(0.15)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.01	$0.00	$0.01
Pro Forma	$(0.14)	$(0.05)	$(0.38)	$(0.24)
Diluted loss per share:
As reported	$(0.10)	$(0.02)	$(0.28)	$(0.10)
Non cash compensation expense	$(0.04)	$(0.04)	$(0.10)	$(0.15)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.01	$0.00	$0.01
Pro forma	$(0.14)	$(0.05)	$(0.38)	$(0.24)

On August 20, 2003, the Company announced an option exchange program to its employees.  Under this program, eligible employees, which excluded executive officers and directors, were given a one-time opportunity to exchange all or some of their eligible stock options for new options.  The new options represent 50% of the exchanged options at a new exercise price that was determined on April 19, 2004.  As of August 20, 2003, the employees eligible for the exchange program held options to purchase a total of 1,360,481 shares eligible for the exchange program.  The option exchange program expired on September 26, 2003.  Eligible employees elected to exchange 219,990 options under the option exchange program.  On April 19, 2004, 81,300 options for shares of Common Stock were issued under the option exchange program at $3.85 per share.

5.                                       Goodwill and Intangible Assets

The balance of goodwill at June 30, 2004, and December 31, 2003, was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of June 30, 2004
	(In thousands)
	Carrying Amount	Accumulated Amortization	Net

Customer lists	$3,374	$3,019	$355

Amortization expense for the six months ended June 30, 2004, was $130,000.  Estimated amortization expense for the remainder of fiscal 2004 and for each of the succeeding fiscal years based on the intangible assets as June 30, 2004, is as follows:

(In thousands)
2004	$130
2005	225
Total	$355

6.                                       Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses beginning fourth quarter of fiscal 2001 and the full utilization of the Company’s loss carry back potential, the Company concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at June 30, 2004 was $2.8 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates to the Company that recoverability of such tax assets is more likely than not.

7.             Borrowing Arrangements

As of June 30, 2004, the Company’s revolving credit agreement expired and no amounts were outstanding.

8.                                       Restructuring Charges

In October 2003, the Company announced several cost reduction initiatives and management changes.  These changes resulted in a fourth quarter 2003 charge of $2.1 million.  As part of these cost reduction initiatives, the Company reduced its staff by 16%.  Employee severance charges were $568,000.  The Company also announced the closure of four offices.  Office closing costs for lease terminations were $584,000.  The office closures included an office with a significant amount of customers obtained in the Company’s OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset.  The resulting impairment charge of the asset was $926,000.  The Company had $202,000 of remaining accruals as of December 31, 2003, primarily for a severance agreement to a former officer, to be paid in 2004.  As of July 2004 the Company will cease paying the remaining severance accrual to this officer in exchange for consenting to the officer’s new employment with another firm.

Restructuring accruals activity for the six month period ended June 30, 2004 was as follows:

	(in thousands)
	Severance	Lease/Office closures	Total
Beginning balance	$190	$12	$202
Expense accruals/(reversals)	(48)	(15)	(63)
Cash receipts/(payments)	(124)	3	(121)
Ending balance	$18	$0	$18

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

As indicated above, our customers frequently engage us for assistance in the installation of our solutions. Occasionally, they also engage us for consulting services whereby the revenues for this work is recognized as we render these services.

We sell support service contracts to our customers.  When customers purchase support services through us, customers receive the benefit of integrated support.  We have a qualified, independent support desk to provide customer support services.  We fulfill on-site assistance by purchasing support service agreements for our customers from our hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor if necessary. We defer revenues, and the direct costs resulting from these contracts, and amortize these amounts into operations over the term of the contracts, which are generally twelve months.

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

Product sales.  The Company applies the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104, “Revenue Recognition in Financial Statements” to the hardware, software and services elements of its data storage solutions. For software or hardware product sales whereby the Company does not provide any installation or configuration services, revenue is recognized upon shipment. For data storage solutions with hardware, software and services sold as a bundled arrangement, the Company considers the services to be essential to the functionality and revenues are recognized on a completed contract basis pursuant to American Institute of Certified Public Accountants SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”

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

Deferred customer support costs are comprised of deferrals for maintenance and other services for which payment has been received and for which the service has not yet been performed.

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

Valuation of Goodwill and Other Intangible Assets.   We test goodwill for impairment annually or more frequently if a change in circumstance, or the occurrence of events, suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income.   We record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the increase in the deferred tax valuation allowance in the period we make this determination.  As a result of our cumulative losses beginning fourth quarter of fiscal 2001 and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at June 30, 2004 was $2.8 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales decreased by $4.9 million, or 18.6%, to $21.5 million for the three months ended June 30, 2004, or 18.6%, from $26.4 million for the comparable quarter in 2003.  Our total net sales decreased $8.4 million, or 16.9%, to $41.7 million for the six months ended June 30, 2004, from $50.1 million for the six months ended June 30, 2003.  Our product sales decreased $4.7 million, or 25.2%, to $13.9 million for the three months ended June 30, 2004, from $18.6 million for the comparable quarter in 2003.  Our product sales decreased $7.7 million, or 22.1%, to $27.1 million for the six months ended June 30, 2004, from $34.9 million for the six months ended June 30, 2003.  The decrease in net sales and product sales for the three and six month periods ended June 30, 2004, as compared to the three and six month periods ended June 30, 2003 is attributable to a reduction in revenue from a significant customer and fewer outside sales representatives.  For the three and six months ended June 30, 2003, we generated approximately 14% and 12%, respectively, of our revenues from a customer that decided in 2003 to outsource its information technology and services to a third-party provider who contracts with many of our vendors directly.  Recently, this customer has decided to cancel its third-party contract and subsequent to June 30, 2004, we have received new purchase orders from the customer to assist them with their data storage infrastructure needs.  At this time, it is unknown what level of product, customer support and professional services we will provide this customer in the future.  Our sales are impacted by the number and productivity of our sales representatives.  The average number of outside sales representatives declined 16% from the second quarter of 2003 to 2004.  The decline reflects the impact of closing several offices during 2003 and turnover.   We plan to selectively increase the number of outside sales representatives in the coming quarters.

Our service sales decreased $225,000, or 2.9%, to $7.5 million for the three months ended June 30, 2004 from $7.8 million for the comparable quarter in 2003.  Our service sales decreased $725,000, or 4.8%, to $14.5 million for the six months ended June 30, 2004, from $15.2 million for the six months ended June 30, 2003.  Our service sales decrease for the three and six month periods ended June 30, 2004 is due to lower revenues from professional services for installation and design including a large professional services project with a key customer in 2003.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 24.4% for the quarter ended June 30, 2004, as compared to 25.9% for the comparable quarter in 2003.  Our total gross profit as a percentage of net sales decreased to 24.6% for the six months ended June 30, 2004, as compared to 26.2% for the six months ended June 30, 2003.  Product gross profit as a percentage of product sales increased to 21.9% in the second quarter of 2004 from 20.5% for the comparable quarter in 2003.  Product gross profit as a percentage of product sales decreased to 21.5% for the six months ended June 30, 2004 from 22.2% for the six months ended June 30, 2003.  Service gross profit as a percentage of service sales decreased to 29.0% for the second quarter of 2004 from 38.7% for the comparable quarter in 2003.  Service gross profit as a percentage of service sales decreased to 30.3% for the six months ended June 30, 2004 from 35.3% for the six months ended June 30, 2003.  Our product gross profit margins are impacted by the mix of type of projects we complete for our customers.  In the current quarter, we completed several large primary storage projects for customers which had higher product margins.  Our service gross profit margins have decreased for the three and six month periods ended June 30, 2004 as compared to the comparable periods in 2003 due to lower revenues from professional services for installation and design.  In the prior year, we were engaged in a large professional services project with a key customer.  Professional services revenues typically generate a higher gross margin than product or customer support revenues.  Additionally, our customer support revenues and customer support gross margins declined slightly due to the decline in business with our largest customer.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $2.7 million, or 12.5% of net sales for the quarter ended June 30, 2004 compared to $2.9 million, or 11.0% of net sales for the second quarter in 2003.  Sales and marketing expenses totaled $5.8 million, or 13.8% of net sales for the six months ended June 30, 2004 compared to $6.1 million, or 12.1% of net sales for the six months ended June 30, 2003.  Sales and marketing expenses in absolute dollars decreased $210,000 and $297,000 for the three and six month periods ended June 30, 2004, respectively, as compared to the three and six month periods ended June 30, 2003 due to lower headcount levels.  While sales and marketing expenses declined for the three and six month periods ended June 30, 2004, they were higher as a percentage of net sales due to lower sales volume in 2004.

The decline in sales and marketing expense reflects lower fixed expenses, which decreased $322,000 and $610,000, respectively, for the three and six month periods ended June 30, 2004 as compared to the 2003 periods due to lower headcount levels and expense control.  Variable compensation expenses remained flat for the three and six month periods ended June 30, 2004, as compared to the three and six month periods ended June 30, 2003.  Despite lower headcount levels in 2004, variable compensation expense remained flat due to changes in our variable compensation plans effective January 1, 2004.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.6 million, or 12.3% of net sales for the quarter ended June 30, 2004, compared to $2.9 million, or 11.2% of net sales for the second quarter in 2003.  General and administrative expenses were $5.5 million, or 13.2% of net sales for the six months ended June 30, 2004 compared to $5.8 million, or 11.5% of net sales for the six months ended June 30, 2003.  General and administrative expenses in absolute dollars decreased $299,000 and $241,000 for the three and six month periods ended June 30, 2004, respectively, as compared to the three and six month periods ended June 30, 2003.  The decrease in general and administrative expenses is due to lower rent expenses as a result of office closures and sub-lease arrangements.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $942,000 or 4.4% of net sales for the quarter ended June 30, 2004 compared to $972,000, or 3.7% of net sales for the second quarter in 2003.  Engineering expenses were $1.8 million, or 4.3% of net sales for the six months ended June 30, 2004 compared to $2.0 million, or 4.0% of net sales for the six months ended June 30, 2003.  The decrease in engineering expenses in absolute dollars reflects a decrease in salary expense due to lower headcount levels.  Partially offsetting the lower fixed costs was the decline in the recovery of engineering costs from implementation services.  As noted in the gross margin discussion above, we experienced a decline in professional services revenues from the prior three and six month periods.  When we sell professional services, we allocate the appropriate amount of engineering expenses to cost of goods sold.  As professional services revenues fluctuate, the amount of engineering cost recovery will vary in a similar proportion.

Goodwill and Other Intangible Amortization.  Amortization of other intangible assets was $65,000 or 0.3% of net sales for the quarter ended June 30, 2004, as compared to $215,000 or 0.8% of net sales for the second quarter in 2003.  Amortization of other intangible assets was $130,000 or 0.3% of net sales for the six months ended June 30, 2004, as compared to $430,000 or 0.8% of net sales for the six months ended June 30, 2003.  In October 2003, we announced several cost reduction initiatives including the closing of an office and terminating personnel acquired by us from OpenSystems.com in November 2000, resulting in an impairment of our customer base intangible asset.  We recorded an impairment charge of $926,000 in the fourth quarter of 2003.  Accordingly, amortization of the customer base has decreased to $65,000 for the quarter.  The remaining balance of the customer base intangible will be amortized by November 2005.  Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Intangible Assets,” we discontinued the amortization of goodwill effective January 1, 2002, but instead test for impairment annually or whenever impairment is indicated.

Income Taxes.  We recorded no income tax benefit for the three and six month periods ended June 30, 2004 and June 30, 2003.  In the fourth quarter of 2002, we recognized a non-cash charge of $1.6 million upon recording a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2002 and 2003 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates to us that recoverability of such tax assets is more likely than not.

Overall Cost Reduction Initiatives.  Because of the difficult economic climate, for technology spending, and our recent losses, we have actively sought to reduce costs across our business.  In October 2003, we announced several cost reduction and management changes.  These changes resulted in a fourth quarter 2003 charge of $2.1 million.  As part of these cost reduction initiatives, we reduced our staff by 16%.  Employee severance charges were $568,000.  We also announced the closure of four offices.  Office closing costs for lease terminations were $584,000.  The office closures included an office with a significant amount of customers obtained in our OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset.  The resulting impairment charge of the asset was $926,000.  We had $202,000 and $18,000 of remaining accruals as of December 31, 2003 and June 30, 2004, respectively, primarily for a severance agreement, to be paid in 2004.  In July 2004, we ceased paying the remaining severance accrual in exchange for consenting to the former officer’s new employment with another firm and recognizing a $63,000 favorable restructuring charge adjustment.

Items Expected to Impact Future Operating Results.

Rent Expense.  We believe that we can generate significant long-term cost savings by subleasing a substantial portion of our current corporate headquarters.  We are actively seeking a subtenant.  If we are successful in subleasing our corporate headquarters, we may have a one-time charge, which initially is non-cash, for the present value of the difference between the future sublease payments and our gross lease payments.

Equity-Based Compensation Expense.  On March 31, 2004, the Financial Accounting Standards Board issued its exposure draft on Share-Based Payment.  This is a proposed amendment to FASB Statements No. 123 and 95.  Among other things, this statement addresses how companies are to account for stock options granted to employees.  Since becoming a publicly held company in August 1999, Datalink has issued stock options to its employees.   The exposure draft recommends that beginning January 1, 2005 we place a value on these options and expense this value on our statement of operations.  The exposure draft also recommends that we prospectively expense the value of any unvested options issued in prior years.  If adopted, we would incur significant additional expense in 2005 for unvested stock options issued in previous years.  If no new grants are made, the impact diminishes after 2005.  See our footnote number two in our Annual Report on Form 10-K for the year ended December 31, 2003 for a complete description of the financial impact of expensing stock options on our operating results.  We believe that many other companies that issued stock options will have significant additional expense to report in 2005 under these new rules.  Datalink is in the process of reviewing how to best utilize its equity based compensation plans under the proposed rules.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $12,000 for the six months ended June 30, 2004.  The cash used in operating activities resulted primarily from our operating loss for the six months of $2.9 million and an increase in inventory of $1.4 million offset by a decrease in accounts receivable of $997,000, depreciation and amortization add back of $1.0 million, an increase in accrued accounts payable of $1.2 million and a net increase in deferred customer support contracts of $841,000.  The increase in inventory is for inventories shipped but not installed for several large projects in process at quarter end.  The net increase in deferred customer support contracts is due to customer support contract renewals during the first half of 2004.

Net cash used in investing activities was $183,000 for the six months ended June 30, 2004.  We used this cash primarily to upgrade computer and telecommunications equipment.  Net cash used in investing activities was $454,000 for the six months ended June 30, 2003 for enhancements to our customer relationship management information system and our decision support reporting tool.  We are planning for $200,000 of capital expenditures for the remainder of 2004 related primarily to an upgrade in information systems equipment.

Net cash provided by financing activities was $81,000 for the six months ended June 30, 2004, from stock sold under our employee stock purchase plan and employee stock option exercises.  Net cash provided by financing activities was $46,000 for the six months ended June 30, 2003.

The revolving credit facility we have had with a bank since June 30, 2003, expired on June 30, 2004.  We have elected not to pursue a new facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases and severance payments in conjunction with our fourth quarter 2003 restructuring initiatives.  These obligations are as of June 30, 2004, for the remainder of 2004 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations	Severance Obligation	Total
2004	$1,020	$(57)	$963	$18	$981
2005	1,964	(118)	1,846	—	1,846
2006	1,855	(94)	1,761	—	1,761
2007	1,529	(77)	1,452	—	1,452
2008	1,265	—	1,265	—	1,265
Thereafter	4,321	—	4,321	—	4,321
	$11,954	$(346)	$11,608	$18	$11,626

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

All of our operations are based in the U.S. and all of our transactions are denominated in U.S. dollars. Our interest income is sensitive to changes in the general level of U.S. interest rates.  However, due to the nature of our short-term investments, we have concluded they have no material market risk.  The following is a discussion of our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

Interest rate risk.  As of June 30, 2004, we had $12.5 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 4. Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2004.

Item 2.           Changes in Securities and Use of Proceeds.

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a vote of Security Holders.

At the Annual Meeting of Shareholders held on May 6, 2004, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, James E. Ousley and Robert M. Price were re-elected as directors with the following votes:

	For	Withheld

Paul F. Lidsky	9,381,859	730,083
Margaret A. Loftus	9,382,259	729,683
Greg R. Meland	9,292,857	819,085
James E. Ousley	9,382,259	729,683
Robert M. Price	9,813,907	298,035

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

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K dated July 15, 2004, to announce the Company’s second quarter and six-month operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:August 13, 2004	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
Chief Financial Officer