Form 10-Q
period 2004-09-30
DATALINK CORP
filed 2004-11-15
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2004

or

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

Yes   ☐   No   ☒

As of November 10, 2004, 10,282,545 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the impact of economic conditions on technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; the impact of our recent cost reduction activities on business retention and future growth; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and new key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2004	December 31, 2003

Assets
Current assets
Cash and cash equivalents	$8,782	$12,565
Accounts receivable, net	14,027	8,541
Inventories	2,828	1,969
Deferred customer support contract costs	10,874	7,723
Inventories shipped but not installed	2,513	2,160
Other current assets	414	329
Total current assets	39,438	33,287
Property and equipment, net	3,333	4,500
Goodwill	5,500	5,500
Intangibles, net	290	485
Other assets	38	45
Total assets	$48,599	$43,817

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,564	$10,139
Accrued commissions	1,063	475
Accrued income tax	104	72
Accrued sales and use tax	285	350
Accrued expenses, other	998	837
Deferred revenue from customer support contracts	14,122	9,926
Total current liabilities	30,136	21,799
Deferred rent	433	522
Total liabilities	30,569	22,321

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,272,234 and 10,241,963 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	10	10
Additional paid-in capital	26,606	26,158
Deferred compensation	(326)	0
Accumulated deficit	(8,260)	(4,672)
Total stockholders’ equity	18,030	21,496
Total liabilities and stockholders’ equity	$48,599	$43,817

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Products	$18,208	$12,597	$45,355	$47,549
Services	7,425	7,354	21,945	22,515
	25,633	19,951	67,300	70,064
Cost of sales:
Cost of products	14,437	9,909	35,750	36,600
Cost of services	5,328	5,032	15,442	15,307
Total cost of sales	19,765	14,941	51,192	51,907
Gross profit	5,868	5,010	16,108	18,157
Operating expenses:
Sales and marketing	3,089	2,815	8,850	8,873
General and administrative	2,409	2,736	7,918	8,486
Engineering	1,039	1,293	2,849	3,291
Restructuring charges	—	—	(63)	—
Amortization of intangibles	66	186	196	616
	6,603	7,030	19,750	21,266
Loss from operations	(735)	(2,020)	(3,642)	(3,109)
Interest income, net	18	14	54	57
Net loss	$(717)	$(2,006)	$(3,588)	$(3,052)

Net loss per share:
Basic	$(0.07)	$(0.20)	$(0.35)	$(0.30)
Diluted	$(0.07)	$(0.20)	$(0.35)	$(0.30)
Weighted average shares outstanding:
Basic	10,272	10,222	10,263	10,230
Diluted	10,272	10,222	10,263	10,230

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,588)	$(3,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	21	30
Depreciation	1,414	1,499
Amortization of intangibles	196	616
Deferred rent	(89)	203
Loss on sale of assets	-	9
Stock compensation expense	23	155
Changes in operating assets and liabilities:
Accounts receivable	(5,507)	1,835
Inventories	(1,212)	1,430
Deferred customer support contract costs	(3,151)	1,952
Other current assets	(85)	(101)
Other assets	7	10
Accounts payable	3,425	(1,853)
Accrued expenses	683	23
Income taxes	32	243
Deferred revenue from customer support contracts	4,196	198
Net cash provided by (used in) operating activities	(3,635)	3,197

Cash flows from investing activities:
Purchase of property and equipment	(247)	(744)
Net cash used in investing activities	(247)	(744)

Cash flows from financing activities:
Proceeds from issuance of common stock	99	81
Net cash provided by financing activities	99	81

Increase (decrease) in cash and cash equivalents	(3,783)	2,534
Cash and cash equivalents, beginning of period	12,565	10,334
Cash and cash equivalents, end of period	$8,782	$12,868

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

The financial statements presented herein as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain year end balance sheet amounts have been reclassified to conform to the current period presentation.  To present the value of deferred revenue from customer support contract sales and the underlying costs the Company paid to their vendors to purchase the customer support contracts, the Company has changed the balance sheet presentations to reflect the gross value of these components.  Previously, deferred revenue and the related costs for customer support contracts were presented on a net basis with deferred profit from customer support contract sales of $2.2 million as of December 31, 2003.  As September 30, 2004, and December 31, 2003, deferred customer support contract costs are $10.9 million and $7.7 million, respectively.  As of September 30, 2004, and December 31, 2003, deferred revenue from customer support contracts are $14.1 million and $9.9 million, respectively.

2.             Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.             Basic and Diluted Net Loss per Share

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented.   The following table summarizes the potential common shares that result from stock options and were excluded from the calculation of diluted loss per share as the effect would be antidilutive.

	September 30, 2004	September 30, 2003
Three months ended	91,000	228,000
Nine months ended	64,000	132,500

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

	Three Months Ended September 30, (In thousands)		Nine Months Ended September 30, (In thousands)
	2004	2003	2004	2003
Net loss:
As reported	$(717)	$(2,006)	$(3,588)	$(3,052)
Non cash compensation expense	$(351)	$(553)	$(975)	$(1,588)
Stock compensation cost on stock based awards granted below fair market value	$0	$41	$17	$155
Pro forma	$(1,068)	$(2,518)	$(4,546)	$(4,485)
Basic loss per share:
As reported	$(0.07)	$(0.20)	$(0.35)	$(0.30)
Non cash compensation expense	$(0.03)	$(0.05)	$(0.09)	$(0.15)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00	$0.00	$0.01
Pro Forma	$(0.10)	$(0.25)	$(0.44)	$(0.44)
Diluted loss per share:
As reported	$(0.07)	$(0.20)	$(0.35)	$(0.30)
Non cash compensation expense	$(0.03)	$(0.05)	$(0.09)	$(0.15)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00	$0.00	$0.01
Pro forma	$(0.10)	$(0.25)	$(0.44)	$(0.44)

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

5.             Goodwill and Intangible Assets

The balance of goodwill at September 30, 2004, and December 31, 2003, was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of September 30, 2004 (In thousands)
	Carrying Amount	Accumulated Amortization	Net
Customer lists	$3,374	$3,084	$290

Amortization expense for the nine months ended September 30, 2004, was $196,000.  Estimated amortization expense for the remainder of fiscal 2004 and for each of the succeeding fiscal years based on the intangible assets as September 30, 2004, is as follows:

(In thousands)
2004	$65
2005	225
Total	$290

6.             Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses over the past two years and the full utilization of the Company’s loss carry back potential, the Company concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at September 30, 2004 was $2.8 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates to the Company that recoverability of such tax assets is more likely than not.

7.             Borrowing Arrangements

As of June 30, 2004 the Company’s revolving credit agreement expired and no amounts were outstanding.

8.             Restructuring Charges

In October 2003, the Company announced several cost reduction initiatives and management changes.  These changes resulted in a fourth quarter 2003 charge of $2.1 million.  As part of these cost reduction initiatives, the Company reduced its staff by 16%.  Employee severance charges were $568,000.  The Company also announced the closure of four offices.  Office closing costs for lease terminations were $584,000.  The office closures included an office with a significant amount of customers obtained in the Company’s OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset.  The resulting impairment charge of the asset was $926,000.  The Company had $202,000 of remaining accruals as of December 31, 2003, primarily for a severance agreement to a former officer, to be paid in 2004.  As of July 2004, the Company ceased paying the remaining severance accrual to this officer in exchange for consenting to the officer’s new employment with another firm.

Restructuring accruals activity for the nine month period ended September 30, 2004 was as follows:

	(in thousands)
	Severance	Lease/Office closures	Total
Beginning balance	$190	$12	$202
Expense accruals/(reversals)	(48)	(15)	(63)
Cash receipts/(payments)	(142)	3	(139)
Ending balance	$0	$0	$0

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

Revenue Recognition.  We realize revenue from the design, installation and support of data storage solutions, which may include hardware, software and services.  We recognize revenue when we have met our obligations for installation or other services and collectability is reasonably assured.

Product sales.  We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 104, “Revenue Recognition in Financial Statements” to the hardware, software and services elements of our data storage solutions. If we do not provide any installation or configuration services, we recognize software or product sales revenue upon shipment. When we do provide a data storage solution that the services to be essential to the functionality.  In these cases, we recognize revenues on a completed contract basis pursuant to American Institute of Certified Public Accountants SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.”

In determining whether we should use contract accounting for a particular storage solution, we most often consider:

•	whether our services are essential to the functionality of the storage solution;
•	the degree of risk that our services would not be readily available from other vendors; and
•	the timing of the customer's payments and, in particular, whether payment is contingent upon the customer's acceptance of our installed solution.

Because we have vendor specific objective evidence of the values of our hardware, software and services, we use the relative fair values of these elements to allocate revenues between product sales and service sales on our data storage projects.

Service sales.  We also sell service contracts to most of our customers.  These contracts are support service agreements.  We have an internal support desk to provide integrated customer support services.  We fulfill on-site assistance by purchasing support service agreements for customers from the hardware and software vendors or their designated third-party service providers and by arranging on-site support assistance with the appropriate vendor when necessary. When the service contracts are sold as part of a data storage solution in a bundled arrangement, we use vendor specific objective evidence to allocate revenue to the service contract element. We defer the revenues and direct costs resulting from these service contracts and amortize them into operations over the term of the contracts, which are generally twelve months.  We are contractually obligated to provide or arrange to provide these underlying support services to our customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contract.

For consulting services contracts that do not include the sale of hardware or software product, we recognize revenue as we perform the services.

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

Valuation of Goodwill and Other Intangible Assets.   We test goodwill for impairment annually or more frequently if a change in circumstance, or the occurrence of events, suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets.  We consider our goodwill impairment test estimates critical due, to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that we will recover our deferred tax assets will be recovered from future taxable income.   We record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the increase in the deferred tax valuation allowance in the period we make this determination.

As a result of our cumulative losses beginning fourth quarter of fiscal 2001 and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at September 30, 2004 was $2.8 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

RESULTS OF OPERATIONS

Net Sales.  Our total net sales increased by $5.7 million, or 28.5%, to $25.6 million for the three months ended September 30, 2004, from $19.9 million for the comparable quarter in 2003.  Our total net sales decreased $2.8 million, or 3.9%, to $67.3 million for the nine months ended September 30, 2004, from $70.1 million for the nine months ended September 30, 2003.  Our product sales increased $5.6 million, or 44.5%, to $18.2 million for the three months ended September 30, 2004, from $12.6 million for the comparable quarter in 2003.  Our product sales decreased $2.2 million, or 4.6%, to $45.4 million for the nine months ended September 30, 2004, from $47.5 million for the nine months ended September 30, 2003.  The increase in net sales and product sales for the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003 is attributable to a greater number of customers funding large projects in the third quarter of 2004.  The decrease in net sales and product sales for the nine month period ended September 30, 2004, as compared to the nine month period ended September 30, 2003 is attributable to the number of sales representatives.  The average number of outside sales representatives declined 15% from the third quarter of 2003 to 2004.  The decline reflects the impact of closing several offices during 2003 and turnover.   We have been selectively increasing the number of outside sales representatives over the last several quarters.

Our service sales remained flat at $7.4 million for the three months ended September 30, 2004 and 2003.  Our service sales decreased $570,000, or 2.5%, to $21.9 million for the nine months ended September 30, 2004, from $22.5 million for the nine months ended September 30, 2003.  Our service sales remained relatively flat for the three month period ended September 30, 2004 as compared to the comparable quarter in 2003.  The service sales in the third quarter of 2004 included an adjustment for additional unplanned services which were added to a large installation in order to meet customer specifications.  Our service sales decrease for the nine month period ended September 30, 2004 is due to lower revenues from professional services for installation and design.  In the 2003 period, we had a large professional services project with a key customer.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 22.9% for the quarter ended September 30, 2004, as compared to 25.1% for the comparable quarter in 2003.  Our total gross profit as a percentage of net sales decreased to 23.9% for the nine months ended September 30, 2004, as compared to 25.9% for the nine months ended September 30, 2003.  Product gross profit as a percentage of product sales decreased to 20.7% in the third quarter of 2004 from 21.3% for the comparable quarter in 2003.  Product gross profit as a percentage of product sales decreased to 21.2% for the nine months ended September 30, 2004 from 23.0% for the nine months ended September 30, 2003.  Service gross profit as a percentage of service sales decreased to 28.2% for the third quarter of 2004 from 31.6% for the comparable quarter in 2003.  Service gross profit as a percentage of service sales decreased to 29.6% for the nine months ended September 30, 2004 from 32.0% for the nine months ended September 30, 2003.  Our product gross profit margins are impacted by the mix of type of projects we complete for our customers.  In the current quarter, we completed a large primary storage infrastructure upgrade and disaster recovery project with lower than normal margins.  Our service gross profit margins have decreased for the three and nine month periods ended September 30, 2004 as compared to the comparable periods in 2003 primarily due to the impact of additional unplanned services, as discussed above, which were added to a large installation in order to meet customer specifications.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.1 million, or 12.1% of net sales for the quarter ended September 30, 2004 compared to $2.8 million, or 14.1% of net sales for the third quarter in 2003.  Sales and marketing expenses totaled $8.8 million, or 13.2% of net sales for the nine months ended September 30, 2004 compared to $8.9 million, or 12.7% of net sales for the nine months ended September 30, 2003.  Sales and marketing expenses in absolute dollars increased $274,000 for the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003 due to higher commission expenses related to the increase in net sales.  Sales and marketing expenses in absolute dollars decreased $23,000 for the nine month period ended September 30, 2004, as compared to nine month period ended September 30, 2003.  The decline in sales and marketing expenses as a percentage of net sales for the three month period ended September 30, 2004 and the increase in sales and marketing expenses as a percentage of net sales for the nine month period ended September 30, 2004, were both due to the respective fluctuation in variable compensation.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.4 million, or 9.4% of net sales for the quarter ended September 30, 2004, compared to $2.7 million, or 13.7% of net sales for the third quarter in 2003.  General and administrative expenses were $7.9 million, or 11.8% of net sales for the nine months ended September 30, 2004 compared to $8.5 million, or 12.1% of net sales for the nine months ended September 30, 2003.  General and administrative expenses in absolute dollars decreased $327,000 and $568,000 for the three and nine month periods ended September 30, 2004, respectively, as compared to the three and nine month periods ended September 30, 2003.  The decrease in general and administrative expenses is due to lower rent expenses as a result of office closures and sub-lease arrangements and lower amortization expense for our back office software package which is now fully depreciated.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.0 million or 4.1% of net sales for the quarter ended September 30, 2004 compared to $1.3 million, or 6.5% of net sales for the third quarter in 2003.  Engineering expenses were $2.8 million, or 4.2% of net sales for the nine months ended September 30, 2004 compared to $3.3 million, or 4.7% of net sales for the nine months ended September 30, 2003.  Engineering expenses in absolute dollars decreased $254,000 and $442,000 for the three and nine month periods ended September 30, 2004, respectively, as compared to the three and nine month periods ended September 30, 2003.  The decrease in engineering expenses in absolute dollars for the quarter ended September 30, 2004 compared to the third quarter in 2003 reflects a decrease in salary expense due to lower headcount levels and an improvement in the recovery of engineering costs from implementation services.  The decrease in engineering expenses in absolute dollars for the nine months ended September 30, 2004 compared to the same period in 2003 reflects a decrease in salary expense due to lower headcount levels, partially offset by a decline in the recovery of engineering costs from implementation services.  As noted in the gross margin discussion above, we experienced a decline in professional services revenues from the prior year nine month period.  When we sell professional services we allocate engineering expenses to cost of goods sold.  As professional services revenues fluctuate, the amount of engineering cost recovery will vary in a similar proportion.

Amortization of Intangibles.  Amortization of other intangible assets was $66,000 or 0.3% of net sales for the quarter ended September 30, 2004, as compared to $186,000 or 0.9% of net sales for the third quarter in 2003.  Amortization of other intangible assets was $196,000 or 0.3% of net sales for the nine months ended September 30, 2004, as compared to $616,000 or 0.9% of net sales for the nine months ended September 30, 2003.  In October 2003, we announced several cost reduction initiatives including the closing of an office and terminating personnel acquired by us from OpenSystems.com in November 2000, resulting in an impairment of our customer base intangible asset.  We recorded an impairment charge of $926,000 in the fourth quarter of 2003.  Accordingly, amortization of the customer base has decreased to $66,000 for the quarter.  We expect to amortize the remaining balance of the customer base intangible through November 2005.  Due to the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Intangible Assets,” we discontinued the amortization of goodwill effective January 1, 2002, but instead test for impairment annually or whenever impairment is indicated.

Income Taxes.  We recorded no income tax benefit for the three and nine month periods ended September 30, 2004, and September 30, 2003.  In the fourth quarter of 2002, we recognized a non-cash charge of $1.6 million upon recording a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2002 and 2003 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates to us that recoverability of such tax assets is more likely than not.

Overall Cost Reduction Initiatives.  Because of the difficult economic climate for technology spending, and our recent losses, we have actively sought to reduce costs across our business.  In October 2003, we announced several cost reduction and management changes.  These changes resulted in a fourth quarter 2003 charge of $2.1 million.  As part of these cost reduction initiatives, we reduced our staff by 16%.  Employee severance charges were $568,000.  We also announced the closure of four offices.  Office closing costs for lease terminations were $584,000.  The office closures included an office with a significant amount of customers obtained in our OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset.  The resulting impairment charge of the asset was $926,000.  We had $202,000 of remaining accruals as of December 31, 2003, respectively, primarily for a severance agreement, to be paid in 2004.  In July 2004, we ceased paying the remaining severance accrual in exchange for consenting to the former officer’s new employment with another firm and recognized a $63,000 favorable restructuring charge adjustment.

Items Expected to Impact Future Operating Results.

Rent Expense.  We believe that we can generate significant long-term cost savings by subleasing a substantial portion of our current corporate headquarters.  We are actively seeking a subtenant.  If we are successful in subleasing the facility, at the time we cease using that portion of the facility, we would record an accrual for any shortfall between our current lease commitment and the recovery from the sublease.

Equity-Based Compensation Expense.  On March 31, 2004, the Financial Accounting Standards Board issued its exposure draft on Share-Based Payment.  This is a proposed amendment to FASB Statements No. 123 and 95.  Among other things, this statement addresses how companies are to account for stock options granted to employees.  Since becoming a publicly held company in August 1999, we have issued stock options to our employees.   The exposure draft recommends we place a value on these options and expense this value on our statement of operations.  The exposure draft also recommends that we prospectively expense the value of any unvested options issued in prior years.  If adopted, we would incur significant additional expense in 2005 for unvested stock options issued in previous years.  If we make no new option grants, the impact diminishes after 2005.  See our footnote number two in our Annual Report on Form 10-K for the year ended December 31, 2003 for a complete description of the financial impact of expensing stock options on our operating results.  We believe that many other companies that issued stock options will have significant additional expense to report in 2005 under these new rules.  We are in the process of reviewing how to best utilize our equity-based compensation plans under the proposed rules.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.6 million for the nine months ended September 30, 2004.  The cash used in operating activities resulted primarily from our operating loss for the nine months of $3.6 million, an increase in accounts receivable of $5.5 million and an increase in inventory of $1.2 million offset by an increase in accounts payable of $3.4 million, depreciation and amortization add back of $1.4 million, an increase in accrued expenses of $684,000 and a net increase in deferred customer support contracts of $1.0 million. The increase in accounts receivable is due to the relative increase in revenues and the high percentage of invoices processed in the last month of the quarter.  The increase in inventory is for several large projects in process at quarter end.  The net increase in deferred customer support contracts is due to customer support contract renewals during the first half of 2004 and an overall improvement in renewal rates with our customers.  Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2003.

Net cash used in investing activities was $247,000 for the nine months ended September 30, 2004.  We used this cash primarily to upgrade computer and telecommunications equipment.  Net cash used in investing activities was $744,000 for the nine months ended September 30, 2003 for enhancements to our customer relationship management information system and our decision support reporting tool.  We are planning for $150,000 of capital expenditures for the remainder of 2004 related primarily to an upgrade in information systems equipment and capitalized software development costs.

Net cash provided by financing activities was $99,000 and $81,000 for the nine month periods ended September 30, 2004, and September 30, 2003, respectively, from stock sold under our employee stock purchase plan and employee stock option exercises.

The revolving credit facility we have had with a bank since June 30, 2003, expired on June 30, 2004.  We have elected not to pursue a new facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for at least the following twelve months.  We have no outstanding debt.  If we need to borrow funds in the future, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of September 30, 2004, for the remainder of 2004 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2004	$508	$(29)	$479
2005	2010	(118)	1,892
2006	1,900	(94)	1,806
2007	1,575	(77)	1,498
2008	1,310	-	1,310
Thereafter	4,363	-	4,363
	$11,666	$(318)	$11,348

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

Interest rate risk.  As of September 30, 2004, we had $8.8 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2004.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a vote of Security Holders.

                None

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits

10.23       (Form of) Restricted Stock Grant Agreement dated August 13, 2004

10.24       (Form of) Change of Control Severance Agreement dated November 12, 2004

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

99.1         Audit Committee Charter (revised November 2004).

(b)           Reports on Form 8-K

The Company filed a current report on Form 8-K dated October 13, 2004, to announce the Company’s third quarter and nine-month operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
Chief Financial Officer