Form 10-K
period 2004-12-31
DATALINK CORP
filed 2005-03-31
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2004:  $20,069,214.

At March 14, 2005, the number of shares outstanding of each of the registrant’s classes of common stock was 10,295,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 (the “2004 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the level of continuing demand for storage, including the impact of economic conditions on technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls;  revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  You may find these statements throughout this Annual Report and specifically in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this Annual Report.

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

PART I

Item 1.  Business.

Overview

We are a leading independent information storage architect with operations throughout the United States. We work with customers to analyze, design, implement, and support information storage infrastructures that store, protect, and provide continuous access to information.  Our areas of expertise include:

•	Data Availability – Datalink architectures are designed to protect against planned and unplanned downtime and provide fast access to information. Solutions span fault tolerant storage and clustering.
•

Data Recovery – Data recovery solutions enable companies to recover data, applications and entire computing environments following a disaster.  Solutions include local and remote backup, snapshot and replication.

•

Storage Management – Datalink storage management architectures maximize utilization of storage technologies and the resources that manage them.  Solutions span storage consolidation, storage area network (SAN) management, virtualization, storage resource management (SRM) and automated information lifecycle management (ILM).

•

Support and Maintenance – After designing and installing data storage solutions for its customers, Datalink provides expertise through 24 hours-a-day telephone problem solving support and when necessary on site maintenance.

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

The Data Storage Industry

International Data Corporation (IDC) projects data growth at a compound rate of approximately 50% through 2007.  With this ongoing growth in creation and storage of data and the increasing strategic importance of having the data available, we expect the data storage markets in which we compete to continue to expand.  Data storage is currently a large market, with spending in 2004 estimated at $34 billion and expected to exceed $40 billion by 2007.  Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage coupled with increasing demands for availability of this data for day-to-day business and to meet regulatory requirements.  We expect these issues will continue to generate interest in new data storage solutions that allow users to be more productive and to meet the needs of their organizations.

At the same time, IT headcount is estimated to remain relatively flat over the next several years, making it necessary for organizations to dramatically improve storage management productivity to avoid being inundated by growing data storage capacities.  To address this growing gap, we expect that organizations will consolidate their storage infrastructures and augment them with enhanced software capabilities such as storage area network management, virtualization, storage resource management and information lifecycle management.

IDC predicts that disk-based data protection, modular disk and SAN/NAS convergence, storage management software, and storage services will grow rapidly over the next several years.  IDC estimates that, together, these areas will grow through 2007 at more than double the storage industry standard rate of growth of 6-8 percent.  Organizations recognize the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, protect and provide access to this data is fast becoming one of the most important aspects of business-critical decision-making, increasing the need for high-performance, scalable and highly available solutions.

  In light of the importance of data to businesses, we believe that organizations will dedicate an increasing percentage of their information technology budgets to data storage.  We believe that capital investment priorities will include:

•      Enhanced data protection.

Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements are key factors that we expect to drive the migration to disk-based data protection solutions.   Disk is no longer being used as only a target device for replication and mirroring, but also is being incorporated into traditional backup systems.

•      Implementation of iSCSI technologies.

iSCSI is a protocol that transfers block-level data over IP networks. Similarly iSCSI takes SCSI commands and encapsulates them into a TCP/IP packet for delivery over the Internet. The significance of this is in IP’s ability to span unlimited distances as compared to the distance limitations found in traditional SCSI and fibre channel interconnects. Companies gain the storage advantages of networked storage (including consolidation, easier management and shared pools of storage) but at a fraction of its cost due to IP SANs’ use of existing Ethernet infrastructures. In addition, the IT staff can leverage its existing Ethernet training and knowledge base rather than separately learning the fibre channel protocols. IP storage is still in an early adoption phase. However, we believe it has a vital role in storage infrastructures. We expect enterprises to utilize IP SANs to consolidate stranded servers, globally separated SANs, or smaller office locations.

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

•      Information Life Cycle Management (ILM).

ILM is a process and methodology of handling the flow of data from its creation to its deletion.  With ILM, the IT department establishes a written policy for classification and data movement.  The storage system automatically moves data from one type of storage device to another based on the policy metrics and rules.  This results in a more automated environment ensuring efficient and cost-effective data management.

•      Evolution to modular storage systems.

We expect that many organizations will implement modular storage systems as compared to large, monolithic storage systems.  Smaller versions of their high-end, full-featured counterparts, modular disk systems enable organizations to cost-effectively implement storage, while enjoying the performance and functionality of large, enterprise systems.

•      Retention and retrieval of data to address Email, regulatory, compliance and litigation support issues.

Long-term data retention has become the norm with recent industry regulations such as the Sarbanes-Oxley Act, HIPAA (Health Insurance Portability and Accountability Act) and SEC section 17a-4 (electronic communication preservation) mandating the retention of documents for many years.  The consequences can be great if a company does not have the proper retention of documents for compliance, including stiff monetary penalties.

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

The Datalink Solution

We combine our technical expertise, the best products from leading manufacturers and comprehensive services to meet each customer’s specific needs. Our services include:

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

Datalink’s AssessLink™ assessment services provide customers with objective guidance on developing data storage strategies that optimize their resources, leverage their existing environments and facilitate cost-effective growth for the future. AssessLink services provide an independent viewpoint to align people, processes and technologies with business objectives.  These services help organizations maximize current investments, outline recommendations for future purchases and provide assurance that storage infrastructures are efficient, reliable and scalable.

Design

Once we have completed our initial analysis, we begin the design phase of the project.  Our professional services teams work together to design a system that meets the customer’s data storage needs and budget.  Our independence permits us to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project.

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

Implementation

Once we design and test a system, we formulate a detailed project implementation plan with our customers to meet their financial and operating objectives and minimize disruption to their operations. We oversee the timely delivery of hardware and software products to the customer’s location. We then coordinate the installation with our technical services team, or personnel from the equipment manufacturer, and complete the installation at the customer’s site.

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

We provide our analysis, design and support services to customers through either a stand-alone services engagement or as a part of an overall project that includes a storage solution and services.

Our Strategy

Our strategy is to improve our position as a leading, independent information storage architect and to develop a customer-focused high performance company with sustainable profitable growth. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving enterprise-class information storage management needs of our customers. Key elements of our strategy include:

Increase Sales Team Productivity

Although we believe that Datalink’s sales productivity is amongst the highest in the industry, we believe we can increase it further.  We plan to accelerate the learning and productivity curve of our newer sales professionals and enhance the skills of seasoned executives through implementation of techniques and best practices learned from our top producers.

Scale Existing Locations

We intend to focus on our existing geographic locations to increase market share, leverage fixed expenses and provide higher quality service levels.  Datalink will drive this growth by hiring experienced, quality account executives and storage engineers to gain sales productivity and field engineering utilization.

Expand Customer Support Revenues

We have significantly increased our customer support capabilities and performance over the last two years and will continue to make this a focus.  Our customers appreciate our quality support initiatives, which, we believe will continue to be a key differentiator and growth driver for Datalink.

Enhance Our Professional Services Business

There is significant opportunity to sell more of our storage services expertise to customers.  By improving our assessment, storage audit and implementation service methodologies and sales tools, we plan to enhance our solution selling capabilities and continue to drive gross margins to higher levels.

Pursue Regional Acquisitions

We believe there is an opportunity to strengthen our resources and presence in key geographies through acquisition of select regional competitors.

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

We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux and Novell NetWare and in-depth knowledge of all major hardware platforms manufactured by industry leaders, including Hewlett-Packard Company, International Business Machines Corp. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers’ new product development, evaluation, introduction and marketing programs. These collaborations enable us to identify and market innovative new hardware and software products and exchange critical information in order to maximize customer satisfaction.

Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Primary Storage	EMC Corporation Hitachi Data Systems Corporation Network Appliance Inc. Storage Technology Corporation

Tape Automation	Advanced Digital Information Corporation Quantum Corporation Spectra Logic Corporation Storage Technology Corporation

Software	Diligent Technologies Corporation Legato (a subsidiary of EMC Corporation) VERITAS Software Corporation

Switches/Directors	Brocade Communications Systems, Inc. McData Corporation

Fibre Channel Host Bus Adapters	Emulex Corporation QLogic Corporation

Customers

Our customers trust us with their most demanding data storage projects. Customer engagements range from specialized professional assessment and design services, to complex organization-wide SAN implementations.  We serve customers throughout the United States in a diverse group of data intensive industries.  Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which is reflected by our significant repeat business.  Spanning a broad array of industries, our customers include Motorola, Inc., The Chicago Board of Trade, Tyson Foods, Inc., Harris Corporation, Cingular Wireless, St. Jude Medical, Inc., Washington University in St. Louis and United Defense Industries, Inc.

Sales and Marketing

We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, we have 14 field sales offices in order to efficiently serve our customers’ needs.

Our field account executives and account associates work closely with our professional services team in evaluating the enterprise-class information storage needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate.  We believe that the average longevity of service of our sales force is a key factor to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other storage solution providers.

In addition to the efforts of our field account executives and inside account associates, we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly execute integrated, demand creation campaigns, gain exposure through online and print trade publications, hold webcasts and informational seminars and publish a quarterly newsletter.

Quality Management System

We have a long history of being committed to a strategic quality effort.  In the early 1990’s, we adopted the ISO 9001 quality management system to better identify and meet the needs of our customers, achieve a competitive market advantage and improve overall company performance.  We obtained an ISO 9001 certificate of registration in 1996 with successful re-registration in 1999.  In 2003, we successfully upgraded our ISO registration to the new 9001:2000 standards with successful re-registration in December 2004.  Today, our quality system focuses on achieving business results through high levels of customer satisfaction, employee satisfaction, continual improvement and operational excellence.

Competition

Datalink competes in the mid and large enterprise-class information storage solutions market.  Our primary competition is from other storage system suppliers.  These include storage resellers and VARs, such as MTI Technology Corporation, Forsythe Technology, Inc., SAN Holdings, Inc., Stack Computer Services and Adexis (the storage division of Cranel, Inc.) each of whom sells storage solutions with different technologies.  Additionally, we frequently compete against the direct sales forces of storage OEMs.  Besides Datalink’s current technology partners, these OEM competitors include International Business Machines Corp., Hewlett-Packard Company, Sun Microsystems, Inc. and Dell Computer Corporation.

Employees

As of December 31, 2004, we had a total of 147 full-time employees. We have no employment agreements with any of our employees. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

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

Item 2.  Properties.

Our corporate headquarters including our principal technical operations and our integration, assembly and support service operations is located in a 104,000 square foot office and warehouse facility in Chanhassen, Minnesota.  On December 15, 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we currently occupy as our corporate headquarters.  Our other 14 locations which house sales and technical staff are small- to medium-sized offices located throughout the United States.

Item 3.  Legal Proceedings.

We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

We submitted no matters during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq National Market under the symbol “DTLK” since August 6, 1999, the day of our initial public offering. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 2004
First Quarter	$5.00	$3.83
Second Quarter	4.10	3.14
Third Quarter	3.26	1.77
Fourth Quarter	2.94	1.66
Year Ended December 31, 2003
First Quarter	4.15	3.07
Second Quarter	4.95	3.62
Third Quarter	5.55	4.16
Fourth Quarter	4.66	3.47
Year Ended December 31, 2002
First Quarter	7.01	4.35
Second Quarter	6.72	3.31
Third Quarter	4.17	2.40
Fourth Quarter	4.22	2.37

On March 24, 2005, the closing price per share of our common stock was $2.91. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 4, 2005, there were approximately 80 holders of common stock, including record holders and stockholders whose shares are held by a bank, broker or other nominee.  However, we estimate that our shares are held through a small number of record holders by over 1,500 beneficial owners.

Except for distributions paid to our pre-initial public offering corporation stockholders related to S corporation earnings generated prior to August 6, 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We did not purchase any of our securities during 2004.  You can find additional information about our equity compensation plans in Part III, Item 12 of the Annual Report on Form 10-K.

Item 6.  Selected Financial Data.

You should read the information below with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements. The data as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, was derived from our financial statements that are included in this Annual Report. The data as of December 31, 2002, 2001 and 2000, and for the years ended December 31, 2001 and 2000, was derived from our financial statements that are not included in this Annual Report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$63,235	$61,350	$58,492	$96,188	$118,233
Service sales	30,048	29,787	28,008	28,596	19,536
Total net sales	93,283	91,137	86,500	124,784	137,769

Cost of sales:
Cost of product sales	48,568	47,477	44,776	70,393	87,321
Cost of services	21,175	20,198	20,000	20,328	14,148
Total cost of sales	69,743	67,675	64,776	90,721	101,469

Gross profit	23,540	23,462	21,724	34,063	36,300

Operating expenses:
Sales and marketing	12,438	10,985	11,481	15,836	15,230
General and administrative	10,366	10,960	10,354	11,221	8,792
Engineering	3,764	4,220	4,954	5,259	3,745
Restructuring charges (1)	(63)	2,078	—	—	—
Amortization of goodwill and other intangibles (2)	261	724	1,088	2,264	1,026
Offering costs (3)	—	—	—	—	381
Total operating expenses	26,766	28,967	27,877	34,580	29,174

Operating (loss) income	(3,226)	(5,505)	(6,153)	(517)	7,126
Interest income, net	83	74	117	127	311
(Loss) income before income taxes and cumulative effect of a change in accounting principle	(3,143)	(5,431)	(6,036)	(390)	7,437
Income tax (benefit) expense (4)	—	(276)	(618)	115	3,049
(Loss) income before cumulative effect of a change in accounting principle	(3,143)	(5,155)	(5,418)	(505)	4,388
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(753)
Net (loss) income	$(3,143)	$(5,155)	$(5,418)	$(505)	$3,635
Net (loss) income per share, basic:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.31)	$(0.50)	$(0.56)	$(0.06)	$0.50
Loss per share from the cumulative effect of a change in accounting principle	—	—	—	—	(0.09)
Net (loss) income per share	$(0.31)	$(0.50)	$(0.56)	$(0.06)	$0.41
Net (loss) income per share, diluted:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.31)	$(0.50)	$(0.56)	$(0.06)	$0.48
Loss per share from the cumulative effect of a change in accounting principle	—	—	—	—	(0.08)
Net (loss) income per share	$(0.31)	$(0.50)	$(0.56)	$(0.06)	$0.40
Weighted average shares outstanding:
Basic	10,286	10,333	9,687	8,921	8,794
Diluted	10,286	10,333	9,687	8,921	9,166

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,663	$12,565	$10,334	$5,846	$4,542
Working capital	10,007	11,488	13,477	10,729	11,695
Total assets	47,069	36,094	44,785	46,768	56,472
Note payable to former stockholder (5)	—	—	—	704	1,409
Stockholders’ equity	18,512	21,496	26,346	26,114	26,137

(1)            We recorded restructuring expense as a result of cost reduction initiatives in the fourth quarter of 2003.  These initiatives included severance expenses for headcount reductions, office closure expenses and a charge for impairment of our customer base intangible asset.

(2)            With the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing $5.5 million of goodwill.

(3)            Reflects legal, accounting and other costs associated with our initial and a subsequent public offering, which we expensed when we postponed both offerings due to market conditions.  We successfully completed our initial public offering on August 6, 1999.  We did not complete our second public offering.

(4)            Our 1999 income tax expense resulted from the taxable income we generated between August 6, 1999 (when we terminated our S corporation status) and December 31, 1999, and the tax effect of our merger with DCSI. Our 2002 income tax benefit was offset by $1.6 million of expense for a valuation allowance for deferred tax assets.  The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2004, 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if we will realize these deductible differences.

(5)            Reflects a $3.0 million promissory note, less payments made, issued to one of our former stockholders in connection with our redemption, effective February 28, 1999, of 1,096 shares of common stock.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion in conjunction with our financial statements and the related notes included in Item 8. The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed under “Risk Factors.”

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  The market for data storage products and services is large, estimated at $34 billion in 2004.  We have 15 locations throughout the United States with the highest concentration of revenues in the central states.

We sell support service contracts to most of our customers.  When customers purchase support services through us, customers receive the benefit of integrated system wide support.  We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with Datalink and/or vendor technical staff to meet the customer’s needs.  Our support service agreements with our customers include an underlying agreement with the product vendor.  The vendor provides on-site support assistance if necessary. We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months.

The enterprise-class information storage market is rapidly evolving and highly competitive.  Our competition includes other independent storage system suppliers, high end market resellers, distributors, consultants and our suppliers through other independent data storage solution providers, original equipment manufacturers and their own internal sales forces.  Our ability to hire and retain qualified outside sales representatives and engineers with enterprise-class information storage experience is critical to effectively competing in the marketplace and achieving our growth strategies.

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

We view the current data storage market as having significant opportunity for Datalink’s growth.  Currently, Datalink’s market share is a small part of the overall market.  However, the providers of the data storage industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins.  Increasingly, they are turning to companies such as Datalink to sell their products.  While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth.  Our model requires highly skilled sales and technical staff which results in substantial fixed costs for the Company.  We believe the best way to improve our company and create long-term shareholder value it to focus on building capabilities that are scaleable and a cost structure that we can better leverage.  Our current strategies are focused on:

•      Increasing productivity of our sales and technical teams in our existing locations.

•      Growing our customer support revenue and market share.  We believe that our customer support services offerings are becoming increasingly attractive to companies looking for system-wide integrated support.

•      Increasing our professional services revenues.  We believe there is an opportunity to sell more of our data storage services such as implementation services, storage environment assessments and on-site managed data storage services.

•      Exploring potential regional acquisitions that we perceive can strengthen our resources and presence in key geographic locations.

To pursue these strategies, our actions include:

•      Improving our training, tools and recruiting for sales teams to increase productivity.

•      Hiring additional customer support staff and enhancing communications and technology.

•      Developing more effective delivery of professional service solutions.

All of these plans have various challenges and risks associated with them, including that:

•      We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

•      Competition is intense and may adversely impact our profit margin.  Customers have many options for data storage products and services.

•      We may not identify suitable acquisition candidates.

Results of Operations

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.8	74.3	74.9
Gross profit	25.2	25.7	25.1
Operating expenses:
Sales and marketing	13.3	12.1	13.3
General and administrative	11.1	12.0	12.0
Engineering	4.0	4.6	5.7
Restructuring charges	—	2.3	—
Amortization of intangibles	0.3	0.8	1.2
Total operating expenses	28.7	31.8	32.2
Operating loss	(3.5)%	(6.1)%	(7.1)%

Comparison of Years Ended December 31, 2004, 2003 and 2002

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Years Ended December 31,
	2004	2003	2002
Product sales	$63,235	$61,350	$58,492
Service sales	30,048	29,787	28,008

Product gross profit	$14,667	$13,873	$13,716
Service gross profit .	8,873	9,589	8,008

Product gross profit as a percentage of product sales .	23.2%	22.6%	23.4%
Service gross profit as a percentage of service sales	29.5%	32.2%	28.6%

Net Sales.  Our product sales increased 3.1% in 2004 from 2003 to $63.2 million, and increased 4.9% in 2003 from 2002 to $61.4 million. Our service sales, which include customer support and installation services, remained relatively flat between 2004 and 2003 at $30.0 million as compared to $29.8 million, and increased 6.4% in 2003 from 2002 to $29.8 million.

The increase in our product sales from 2003 to 2004 reflects a greater number of customers funding large projects, particularly for enhanced data recovery technology purchases.  Since 2002, we have increased the productivity of our sales executives.  The following table shows the change in our average number of account executives and the increase in our net sales per average number of account executives.

	% Change in Average No. of Account Executives	% Change in Net Sales per Average No. of Account Executives
2004 vs. 2003	(10)%	13%
2003 vs. 2002	(29)%	47%

The decline in the number of account executives reflects our closure of selected offices and turnover primarily in late calendar 2003.  Based on our current hiring plans we expect the average number of account executives to increase modestly in 2005.

The increase in our product sales from 2002 to 2003 reflects an improvement in technology spending particularly with our large existing customers.

The slight increase in our service revenues between 2003 and 2004 reflects a $1.9 million increase in consulting service revenues, offset by a $1.1 million decrease in installation and configuration service revenues and a $360,000 decrease in customer support contract revenues.  In 2003, we completed a particularly large storage solution installation and configuration project and also were unable to renew a large customer support contract.  The increase in our service revenues between 2002 and 2003 reflects an increase in installation and configuration revenues of $1.4 million primarily due to a single large installation and configuration project completed in 2003.

We derived approximately 3%, 10% and 5% of our sales from our customer, Gateway, Inc., during 2004, 2003 and 2002, respectively.  We cannot be assured that this customer will account for a substantial portion of our future sales.  We had no other customers that comprised more than 10% of our sales in 2002 through 2004.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 25.2% in 2004 from 25.7% in 2003, which was an increase from 25.1% in 2002.

Product gross profit as a percentage of product sales increased to 23.2% in 2004 as compared to 22.6% in 2003.  This percentage improvement reflects the increase in enhanced data recover technology solution purchases made by our customers for which we achieved a higher gross profit.  We have various programs in place with our vendors that provide economic incentives for achieving various sales performance targets.  Achieving these targets contributed favorably to our 2004 product gross profit.  These vendor incentive programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive programs to continue, the vendors could modify or discontinue them, which would unfavorably impact our gross profit margins.

Product gross profit as a percentage of net product sales decreased to 22.6% in 2003 as compared to 23.4% in 2002.  Due to economic conditions during 2002 and 2003, our customers sought storage solutions to meet minimum needs rather than implementing comprehensive infrastructure changes.  Solutions that meet a minimum need generally carry lower product margins than comprehensive infrastructure changes.  In addition, our product gross profit percentage suffered due to the high level of pricing competition in the marketplace.  Charges for excess and obsolete inventory in 2004, 2003 and 2002 of $185,000, $349,000 and $188,000, respectively, adversely affected our product gross profit.

Service gross profit as a percentage of service sales decreased to 29.5% in 2004 as compared to 32.2% in 2003 and increased as compared to 28.6% in 2002.  The percentage decrease in 2004 as compared to 2003, and the percentage increase for 2003 over 2002, is primarily due a single large installation and configuration project in 2003 on which we achieved a higher than normal gross profit percentage.  For 2004, we also failed to renew a couple of large customer support contracts.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $12.4 million, or 13.3% of net sales for 2004 compared to $11.0 million, or 12.1% of net sales for 2003 and $11.5 million, or 13.3% of net sales for 2002.  The increase in sales and marketing expense in absolute dollars is a result of higher commission expense of $1.7 million due to a change in compensation plans and higher sales volume in 2004 as compared to 2003.  The decrease in sales and marketing expense in absolute dollars in 2003 as compared to 2002 is a result of lower bad debt expense of $141,000 and a reduction in our sales management workforce and expenses of $153,000.  The increase in sales and marketing expense as a percentage of net sales from 2004 as compared to 2003 resulted from the increase in commission expenses due to compensation plan changes.  The decrease in sales and marketing expense as a percentage of net sales from 2003 as compared to 2002 resulted primarily from higher revenues combined with reduced expenses in 2003.  As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses decreased to $10.4 million, or 11.1% of net sales for 2004 compared to $11.0 million, or 12.0% of net sales for 2003 and $10.4 million, or 12.0% in 2002. The decrease in general and administrative expenses in absolute dollars is due to lower depreciation expense of $225,000 on our customer relationship management system and reduced facilities expenses of $412,000 related to our office closures and subleases.  When comparing 2003 to 2002, the increase in general and administrative expenses in absolute dollars reflects higher property taxes for our Chanhassen facility of $205,000, higher training expenses to maintain vendor certifications of $99,000 and the settlement of a sales and use tax audit of $127,000.  Our general and administrative expenses were lower as a percentage of net sales in 2004 as compared to 2003 due to the reduced spending coupled with an increase in sales.  Our general and administrative expenses were flat as a percentage of net sales in 2003 as compared to 2002.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales.  Engineering expenses decreased to $3.8 million, or 4.0% of net sales in 2004 compared to $4.2 million, or 4.6% of net sales in 2003 and $5.0 million, or 5.7% of net sales in 2002.  The decrease in engineering expenses in absolute dollars from 2004 as compared to 2003 is due to an $862,000 compensation savings associated with a reduction in the number of engineers and engineering managers, offset by an increase in outside consulting expenses of $155,000 and a $71,000 increase in travel and entertainment expenses.

The decrease in engineering expenses in absolute dollars from 2003 as compared to 2002 reflects an increase in installation and configuration and consulting service revenues of $388,000 in 2003 over 2002.  Accordingly, we had a corresponding decline in the proportion of our engineering costs allocated to engineering expenses and an increase in our allocation to cost of service sales.  In 2003, we also had $149,000 less of engineering travel and entertainment on installation and configuration projects than in 2002

The decrease in engineering expenses as a percentage of sales for 2004 as compared to 2003 is the result of higher revenues and lower expenses in 2004.  The decrease in engineering expenses as a percentage of sales for 2003 as compared to 2002 is the result of higher revenues and lower expenses in 2003.

Overall Cost Reduction Initiatives.  Because of the difficult economic climate for technology spending that we faced over the past several years, and with our recent operating losses, we have actively sought to reduce costs across our business.  In October 2003, we announced several cost reduction initiatives and management changes.  These changes resulted in a fourth quarter 2003 charge of $2.1 million.  As part of these cost reduction initiatives, we reduced our staff by 16%.  Employee severance charges were $568,000.  We also announced the closure of four offices.  Office closing costs for lease terminations were $584,000.  The office closures included closing an office and terminating personnel from our OpenSystems.com, Inc. acquisition in November 2000, resulting in an impairment of our customer base intangible asset.  The resulting impairment charge of the asset was $926,000.

On December 15, 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we currently occupy as our corporate headquarters in Chanhassen, Minnesota.  The initial sublease term is co-terminal with our lease and is for 85 months starting on April 1, 2005 and ending April 27, 2012.  The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term.  We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000.  In the first quarter of 2005, we expect to incur a one-time, non-cash charge of approximately $3.5 million related to the sublease and lot sale.  We expect cost savings of approximately $950,000 per year as a result of the sublease agreement.

Intangible Amortization.  Amortization of intangible assets decreased to $261,000 in 2004 compared to $724,000 in 2003 and $1.1 million in 2002.  The amortization relates primarily to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000.  We adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, on January 1, 2002.  This Statement required that we no longer amortize goodwill and intangible assets with indefinite lives, but instead test for impairment annually or whenever impairment is indicated.  For 2004, we determined that our goodwill was not impaired.  However, in the fourth quarter of 2003, we recorded an impairment charge on our OpenSystems.com customer base intangible asset in connection with our cost reduction initiatives.

During 2003, we amortized the remaining $76,000 balance of the customer base intangible asset we acquired in our July 1998 acquisition of Direct Connect Systems, Inc.  In 2002, we amortized the remaining $163,000 balance of the trademark and name intangible asset we acquired in that acquisition.  This is because we do not operate under the Direct Connect Systems name and realization of future uses became uncertain in the fourth quarter of 2002.  For more information, see Note 2 of the Notes to our Financial Statements.

Operating Loss. We incurred operating losses of $3.2 million in 2004 compared to $5.5 million in 2003 and $6.2 million in 2002. Since the restructuring in October 2003, our financial results have steadily improved during 2004.  In the fourth quarter of 2004 we generated net income of $445,000.  However, we expect to post a net loss in the first quarter ending March 31, 2005.  This relates to the $3.5 million sublease charge described above, together with normal, increased first quarter recurring costs for payroll taxes, public reporting compliance and benefit accruals.  We also will incur expenses related to Sarbanes-Oxley compliance requirements which will contribute to the expected first-quarter operating loss.  We expect these compliance and other costs to decline in 2005 after the first quarter.

The reduction in our operating losses of $2.3 million for 2004 as compared to 2003 is a result of $2.1 million of restructuring charges included in the 2003 operating loss and the favorable impact of our cost reduction efforts in our 2004 operating results.  The decrease in our operating losses of $700,000 for 2003 as compared to 2002 is due to a 5.4% improvement in sales and a reduction in amortization expense, offset by $2.1 million of restructuring charges included in the 2003 operating loss.

Income Taxes.  We had no income tax benefit or expense in 2004.  We provided for an income tax benefit of $276,000 in 2003 and $618,000 in 2002.  The income tax benefit generated for 2003 represents a higher than expected federal income tax refund from our 2002 tax return.  Included in the income tax provision for 2002 is a non-cash charge of $1.6 million related to the recording of a valuation reserve for the deferred tax asset.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2004, 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we do not have the ability to realize future income tax benefits on future losses.

Quarterly Results and Seasonality

The following table sets forth our unaudited quarterly financial data for each quarter of 2004 and 2003. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2004				2003
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$20,204	$21,463	$25,633	$25,983	$23,742	$26,371	$19,951	$21,073
Gross profit	5,008	5,232	5,868	7,432	6,326	6,821	5,010	5,305
Operating income (loss)	(1,860)	(1,047)	(735)	416	(879)	(210)	(2,020)	(2,396)
Net income (loss)	(1,840)	(1,031)	(717)	445	(860)	(186)	(2,006)	(2,103)

We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, delays in storage system installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, trends in the enterprise-class information storage industry in general or the geographic and industry specific markets in which we are currently active, or may be in the future.  In addition, economic conditions and competition also affect our customers’ decisions to place order with us.  Further, our success in integrating any acquired business or in opening any new field offices could impact our net sales.

Liquidity and Capital Resources

We have financed our operations and capital requirements through cash flows generated from operations and the proceeds from our offerings of our common stock. Our working capital was $10.0 million at December 31, 2004 as compared to $11.5 million at December 31, 2003. Our current ratio was 1.4:1 at December 31, 2004 as compared to 1.5:1 at December 31, 2003.  At December 31, 2004, our cash and cash equivalents balance was $12.7 million.

Cash provided by operating activities for 2004 was $396,000 as compared to $3.2 million in 2003 and $984,000 in 2002.  Significant items which impacted our operating cash flows in 2004 were:

•      A $3.0 million increase in accounts receivable reflecting increasing sales activity versus the prior year.

•      A $2.2 million increase in accrued expenses and accounts payable due primarily to increased employee bonus incentive accruals.

•      A net $1.0 million increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

  The cash provided in 2003 resulted primarily from a reduction in our net operating assets.  This included a $2.0 million income tax refund, a $1.9 million reduction in inventory shipped but not installed with fewer projects left to be installed at year end, a $441,000 reduction in field evaluation inventory and a $3.9 million reduction in accounts receivable due to an improvement in our days sales outstanding.  These reductions were offset by a $3.5 million reduction in accounts payable.  The cash provided in 2002 resulted primarily from a reduction in our net operating assets from timing of certain payments and receipts and a reduction in the overall level of working capital.

Cash used in investing activities was $415,000 in 2004 and $1.1 million during each of 2003 and 2002.  In 2004, we used this cash to purchase computer equipment, complete a data warehouse project and provide further enhancements to our business reporting software tool.  In 2003, we used this cash to complete our own storage and data recovery project, purchase computer equipment and provide further enhancements to our customer relationship management information systems and our business reporting software tool.  In 2002, we used this cash primarily to implement our customer relationship management information system.

Cash provided by financing activities during 2004, 2003 and 2002 was $117,000, $111,000 and $4.7 million, respectively.  In 2004 and 2003, we received $117,000 and $111,000, respectively, from stock sold under our employee stock purchase plan and from the exercise of stock options.  In 2002, we received $5.3 million from a direct private offering of newly issued common stock to institutional investors and $186,000 from stock sold under our employee stock purchase plan. This cash was partially offset by the final scheduled payment of $704,000 on a note due to a former stockholder.

The revolving credit facility we have had with a bank since June 2003, expired in June 2004.  We have elected not to pursue a new facility at this time.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.  For more information, see Note 5 of the Notes to our Financial Statements.

We have an 11-year non-cancelable operating lease for our corporate headquarters in Chanhassen, Minnesota which expires in 2012.  The lease requires base rental payments of approximately $1.0 million in the first year and $1.3 million for each subsequent year.   On December 15, 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied.  The initial term of the sublease is co-terminal with our lease and is for 85 months starting on April 2005 and ending on April 2012.  The sublease requires rent payments ranging from $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term.  For more information, see Note 7 of the Notes to our Financial Statements.

Contractual Obligations and Commitments

As of December 31, 2004, our contractual cash obligations consisting of future minimum lease payments due under non-cancelable operating leases are as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2005	$2,010	$(1,172)	$838
2006	1,900	(1,147)	753
2007	1,575	(1,130)	445
2008	1,310	(1,053)	257
2009	1,307	(1,053)	254
Thereafter	3,056	(2,457)	599
	$11,158	$(8,012)	$3,146

On December 15, 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota.  The initial sublease term is co-terminal with our lease and is 85 months starting on April 1, 2005 and ending April 27, 2012.  The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term.  The rent includes the costs of common area management, common systems repairs, real estate taxes and standard utilities.  We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000, which we originally acquired in 2001 for $384,000.  We expect to incur the following charges in the first quarter of 2005 associated with our sublease and related activities:

Item	Expected Related Charge
Rent reserve (excess of lease expense over sublease income)	$3,075,000
Accelerated depreciation	249,000
Loss on anticipated land sale	184,000
$3,508,000

We also estimate our cash expenditures associated with our sublease and the related activities, net of the anticipated proceeds from our proposed lot sale, at $674,000.  We will capitalize these cash outlays and amortize them over the lease term.

We believe that funds generated from operations will be sufficient to finance our current operations and planned capital expenditures for at least the next twelve months.  We believe if the need should arise to borrow funds, we could obtain a secured facility. We are planning for $500,000 to $1.0 million of capital expenditures through 2005 primarily related to enhancements to our management information systems.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect reported earnings. We evaluate these estimates and assumptions on an on-going basis based on historical experience and on other factors that we believe are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, investments, income taxes, self-insurance reserves and commitments and contingencies.  We believe that the following represent the areas where we use more critical estimates and assumptions in the preparation of our financial statements:

Revenue Recognition. We realize revenue from the design, installation and support of data storage solutions, which may include hardware, software and services.  We recognize revenue when it has met its obligations for installation or other services and collectability is reasonably assured.

Product Sales.  We sell software and hardware products on both a “free-standing” basis without any services and as data storage solutions bundled with our installation and configuration services (“bundled arrangements”).

Product Sales Without Service.  If we sell a software or hardware product and do not provide any installation or configuration services with it, we recognize the product revenues upon shipment.

Product Sales With Service.  If we sell a bundled arrangement, then we defer recognizing any revenues on it until we finish our installation and/or configuration work.  For the three years ended December 31, 2004, we have accounted for the hardware, software and service elements of our bundled arrangements by applying the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9.

Pursuant to the provisions of SOP 97-2, we apply contract accounting to our bundled arrangements.  In accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” we apply the completed contract method.  Factors we have considered in applying the completed contract method accounting include (i) the relatively short duration of our contracts, (ii) the difficulty of estimating our revenues on a percentage-of-completion method and (iii) our use of acceptance provisions on larger bundled arrangements.

For 2002, we originally applied the provisions of Staff Accounting Bulletin No. 101 to account for our bundled arrangements.  In 2003, we changed the accounting guidance we apply based on our determination that the software component of our sales was more than incidental to our products or services as a whole.  However, the change did not affect the revenue amounts or the timing of our revenue recognition on bundled arrangements for 2002.  This is because, under SAB No. 101, we also recognized revenue on our bundled arrangements only after we completed our installation and configuration services.

Service Sales.  In addition to installation and configuration services that are part of our bundled arrangements described above, our service sales include customer support contracts and consulting services.  On our balance sheet, deferred revenue relates to service sales for which our customer has paid us or has been invoiced but for which we have not yet performed the applicable services.

Customer Support Contracts.  We sell service contracts to most of our customers.  These contracts are support service agreements.  We have an internal support desk that provides integrated customer support services, including configuration and usage assistance, technical advice and prompt incident detection and resolution.  Our technical staff first assists a customer in identifying the source of system problems and in determining whether there is defective hardware or software.  If our customer requires on-site maintenance or repair services, we arrange for a service call pursuant to underlying third-party support service agreements we have with our hardware and software vendors.

When we sell a service contract as part of a bundled arrangement, we use vendor specific objective evidence to allocate revenue to the service contract element.  In all cases, we defer revenues and direct costs resulting from our service contracts and amortize them into operations over the term of the contracts, which are generally twelve months.  We are contractually obligated to provide or arrange to provide these underlying support services to our customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contact.

Consulting Services.  Some of our customers engage us to analyze their existing storage architectures and offer our recommendations.  Other customers engage us to assist them on-site with extended data storage projects, to support their data storage environments and to help with long-term data storage design challenges.  For these types of consulting services that do not include the sale of hardware or software products, we recognize revenues as we perform these services.

Gross Reporting of Revenues.  We report our revenues from the sale of hardware and software products on a gross, rather than a net, basis.  In reporting our revenues on a gross basis, we considered that:

•      We are the primary obligor to our customers.  We are responsible for fulfillment, including the acceptability of the products and services to our customers.

•      We have the risk of loss for inventory and credit.

•      We establish the prices for our products and services with our customers.

•      We are responsible for the installation and configuration services ordered by our customers.

Commission Expense.  We utilize a direct internal sales force to generate virtually all of our revenues.  We pay our sales people a combination of base salary and commissions.  We pay commissions based on the amount of gross profit generated from the products and services sold.  We match commissions to the appropriate transactions and recognize commission expense at the time we recognize the related revenues and gross profit.

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

Valuation of Goodwill and Other Intangible Assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” and reclassified $652,000 of assembled workforce to goodwill.  As a result, we have ceased to amortize approximately $5.5 million of goodwill. We test goodwill for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, it may prompt us to engage a third party valuation firm to perform a valuation of us to further assess whether our goodwill or other intangibles are impaired pursuant to SFAS 142.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Other intangible assets consist of customer lists. We amortize customer lists using the straight-line method over an estimated useful life of five years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that we will recover our deferred tax assets from future taxable income  We record a valuation allowance to reduce our deferred tax assets to the amounts we believe are more likely than not to be realizable.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  If we determine it is more likely than not that we will not realize all or part of our deferred tax assets, we will adjust our earnings for the deferred tax in the period we make this determination.

As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to make a full valuation allowance against our net deferred tax assets.  The valuation allowance at December 31, 2004 was $4.7 million. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment.  This statement, which will begin to apply in our third quarter of 2005, requires us to recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We are to measure this cost based on the fair value of the equity or liability instruments issued. The statement covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The statement will require us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award.  We then will recognize the cost over the period we require the employee to provide services for the award.

The new statement allows two methods for transitioning our expensing of share-based transactions.  We are studying the new statement and have not yet determined which transition method we will apply.  Under the modified prospective transition method, we would use the fair value-based accounting method for all employee awards granted, modified or settled after the effective date.  As of the effective date, we would base the compensation cost for the non-vested portion of awards outstanding as of that date on the grant-date fair value of those awards as calculated under our current accounting methods.  As a result, we would not re-measure the grant-date fair value estimate for the unvested portion of awards granted prior to the effective date.  As part of this transition method, we would also decide whether to apply the new statement to only our third quarter of 2005 and subsequent periods, or to all of 2005.  Under the modified retrospective method of transition, we would need to revise our previously issued financial statements to recognize employee compensation cost for all prior periods we present in our financial statements.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

RISK FACTORS

As indicated in this Annual Report under the caption “Note Regarding Forward-Looking Statements,” certain information contained in this Annual Report consists of forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report include the following:

We have incurred substantial net losses and may not achieve profitability.

Except for the fourth quarter of 2004, we have incurred net losses each quarter since the fourth quarter of 2001.  We also expect to incur a net loss in the first quarter of 2005.  We cannot assure that we will return to profitability in the foreseeable future, or at all.  Our continued losses may adversely affect our stock price.

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

In 2004, we had no customers that accounted for at least 10% of our revenues.  However, our top six customers collectively accounted for 27% of our 2004 revenues. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

We rely on our close relationships with our suppliers to provide access to products and new technology necessary to design and implement leading-edge enterprise-class information storage solutions for our customers. We do not have long-term supply contracts with any of our suppliers. In many instances, we rely upon only two or three suppliers for each of our key products. Our reliance on these suppliers leaves us vulnerable to an inadequate supply of required products, price increases, late deliveries and poor product quality. Disruption or termination of the supply of products from our suppliers for any reason would likely prevent or delay our shipments to our customers. Our customers expect reliable and prompt service from us. If we cannot obtain necessary components, or the components we obtain are unreliable or unexpectedly expensive, we will not meet our customers’ expectations. If we cannot meet our customers’ expectations, our business will suffer considerably.

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

Under current accounting rules, we do not record charges to our financial statements in connection with the grant at fair market value of employee stock options.  However, these accounting rules will change during 2005.  Our new option-related expenses may unpredictably affect our reported results, which may adversely affect our stock price.

We may not be fully compliant with Sarbanes-Oxley regulations.

Beginning with the calendar year end December 31, 2006, we will be required by Section 404 of the Sarbanes-Oxley Act of 2002 to formally assess and attest that our internal controls are sufficient to provide accurate reporting of financial results.  We will engage our independent accountants to perform an audit of our assessment and issue an opinion on the sufficiency of our internal controls.  We are in the beginning phases of our assessment.  Although we expect to incur significant costs to achieve compliance, we do not know if we will be fully compliant with the regulations by the end of 2006.  If we are not compliant, we may incur additional costs to become compliant and our stock price could be unfavorably impacted.

Control by our existing stockholders could discourage the potential acquisition of our business.

Currently, our executive officers and directors beneficially own approximately 38% of our outstanding common stock. Acting together, these insiders may be able to elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly since our initial public offering, and may continue to be volatile. We cannot assure you that our stock price will increase, or even that it will not decline significantly from the price you pay. Our stock price may be adversely affected by many factors, including:

•	actual or anticipated fluctuations in our operating results, including those resulting from changes in accounting rules;

•	announcements of technical innovations;

•	new products or services offered by us, our suppliers or our competitors;

•	changes in estimates by securities analysts of our future financial performance; and

•	general market conditions, including the effects of economic conditions over the past several years and war and terrorism threats.

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

Future goodwill impairment may unpredictably affect our financial results.

Effective January 1, 2002, we no longer amortize goodwill.  Instead, we perform impairment analyses of our goodwill at least annually or when we believe there is an impairment.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Interest rate risk.  As of December 31, 2004, we had $12.7 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Datalink Corporation

Chanhassen, Minnesota

We have audited the accompanying balance sheet of Datalink Corporation as of December 31, 2004 and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

February 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Datalink Corporation:

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2003 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
February 6, 2004

DATALINK CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$12,663	$12,565
Accounts receivable, net	11,485	8,541
Inventories	627	1,969
Deferred customer support contract costs	10,770	7,723
Inventories shipped but not installed	2,343	2,160
Other current assets	284	329
Total current assets	38,172	33,287
Property and equipment, net	3,134	4,500
Goodwill	5,500	5,500
Intangibles, net	225	485
Other, net	38	45
Total assets	$47,069	$43,817

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,031	$10,139
Accrued commissions	1,227	475
Accrued income taxes	109	72
Accrued sales and use taxes	510	350
Accrued expenses, other	1,276	837
Deferred revenue from customer support contracts	14,012	9,926
Total current liabilities	28,165	21,799
Deferred rent	392	522
Total liabilities	28,557	22,321

Commitments and contingencies (Note 7, 9 and 11)

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,282,545 and 10,241,963 shares issued and outstanding as of December 31, 2004 and 2003, respectively	10	10
Additional paid-in capital	26,624	26,158
Unearned restricted stock	(307)	—
Accumulated deficit	(7,815)	(4,672)
Total stockholders’ equity	18,512	21,496
Total liabilities and stockholders’ equity	$47,069	$43,817

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales:
Product sales	$63,235	$61,350	$58,492
Service sales	30,048	29,787	28,008
Total net sales	93,283	91,137	86,500

Cost of sales:
Cost of product sales	48,568	47,477	44,776
Cost of services	21,175	20,198	20,000
Total cost of sales	69,743	67,675	64,776
Gross profit	23,540	23,462	21,724
Operating expenses:
Sales and marketing	12,438	10,985	11,481
General and administrative	10,366	10,960	10,354
Engineering	3,764	4,220	4,954
Restructuring charges	(63)	2,078	—
Amortization of intangibles	261	724	1,088
Operating loss	(3,226)	(5,505)	(6,153)
Interest income	83	74	117

Loss before income taxes	(3,143)	(5,431)	(6,036)
Income tax benefit	—	(276)	(618)
Net loss	$(3,143)	$(5,155)	$(5,418)

Net loss per share, basic and diluted:
Loss per share	$(0.31)	$(0.50)	$(0.56)

Weighted average shares outstanding:
Basic and diluted	10,268	10,227	9,687

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

			Additional Paid-in Capital	Unearned Restricted Stock	Retained Earnings/ (Accumulated Deficit)	Total
	Common Stock
	Shares	Amount
Balances, December 31, 2001	8,951	$9	$20,205	$—	$5,900	$26,114
Net loss	—	—	—	—	(5,418)	(5,418)
Issuance of shares in private placement, net of issuance costs (Note 10)	1,180	1	5,216	—	—	5,217
Compensation expense related to stock options	—	—	208	—	—	208
Common shares issued under employee stock purchase plan and stock option plans	76	—	225	—	—	225
Balances, December 31, 2002	10,207	10	25,854	—	482	26,346
Net loss	—	—	—	—	(5,155)	(5,155)
Compensation expense related to stock options	—	—	194	—	—	194
Common shares issued under employee stock purchase plan and stock option plans	35	—	111	—	—	111
Balances, December 31, 2003	10,242	10	26,158	—	(4,672)	21,496
Net loss	—	—	—	—	(3,143)	(3,143)
Compensation expense related to stock options	—	—	17		—	17
Restricted stock grant	—	—	332	(307)		25
Common shares issued under employee stock purchase plan and stock option plans	41	—	117	—	—	117
Balances, December 31, 2004	10,283	$10	$26,624	$(307)	$(7,815)	$18,512

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(3,143)	$(5,155)	$(5,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (recoveries) for bad debts	(14)	(34)	77
Depreciation and amortization	1,781	2,092	1,981
Amortization of intangibles	260	724	1,088
Impairment of customer base intangible	—	926	—
Deferred income taxes	—	—	273
Valuation allowance for deferred income taxes	—	—	1,609
Deferred rent	(130)	181	72
Stock compensation expense	42	194	208
Loss on sale of assets	—	10	—
Changes in operating assets and liabilities:
Accounts receivable	(2,930)	3,912	2,631
Inventories	1,159	2,340	338
Deferred customer support contract costs	(3,047)	400	(301)
Other current assets	45	2,024	(112)
Other assets	7	24	162
Accounts payable	892	(3,528)	(1,543)
Accrued expenses	1,351	(117)	(184)
Income taxes	37	(146)	(342)
Deferred revenue from customer support contracts	4,086	(631)	445
Net cash provided by operating activities	396	3,216	984
Cash flows from investing activities:
Purchase of property and equipment	(415)	(1,096)	(1,146)
Net cash used in investing activities	(415)	(1,096)	(1,146)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	117	111	5,354
Payments of notes payable to former stockholder	—	—	(704)
Net cash provided by financing activities	117	111	4,650
Increase in cash and cash equivalents	98	2,231	4,488
Cash and cash equivalents, beginning of year	12,565	10,334	5,846
Cash and cash equivalents, end of year	$12,663	$12,565	$10,334

Supplementary Cash Flow Information:

Cash paid for interest	$—	$—	$45
Cash received for income taxes	58	2,242	2,160

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

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value.  The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Accounts Receivable, net:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Accounts receivable are recorded net of the reserve for doubtful accounts of $70,000 and $98,000 at December 31, 2004 and 2003, respectively.

Concentration of Credit Risk:

During 2004, 2003 and 2002, net sales to one customer totaled 3%, 10% and 5% of total net sales, respectively.  The balance of accounts receivable for this customer as a percentage of total accounts receivable as of December 31, 2004 and 2003, respectively is 0% and 3%.

Software Development Costs:

In compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal Use, the company capitalized certain costs associated with software developed or obtained for internal use.

During 2000, the Company began the implementation of a new customer relationship management (CRM) application suite which was completed in 2003.  The Company capitalized costs of the implementation of $234,000 in 2003 and $1.3 million in 2002.  The system is complete and no further costs are expected.  Amounts are being amortized over a period of 3 years from the date they are available for use.  Amortization of software costs were $729,000 in 2004, $815,000 in 2003, and $536,000 in 2002.

Inventories:

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, that are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.  Inventories have been reduced by obsolete and slow moving reserves of $71,000 and $211,000 at December 31, 2004 and 2003, respectively.

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

	December 31,
	2004	2003
	(In thousands)
Property and equipment:
Land	$384	$384
Construction in process	53	186
Leasehold improvements	512	488
Furniture and fixtures	2,405	2,404
Equipment	901	901
Computers and software	8,720	8,197
	12,975	12,560
Less accumulated depreciation and amortization	9,841	8,060
	$3,134	$4,500

Goodwill:

In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, goodwill is tested for impairment annually, and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting-unit level.  An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company completed its impairment assessments for December 31, 2004 and 2003, and determined that no impairment existed.

Intangibles, net:

Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 7 years.  In October 2003, the Company announced several cost reduction actions.  These actions included the closing an office and terminating personnel acquired by the Company from OpenSystems.com in November 2000, resulting in an impairment of the Company’s customer base intangible asset.  The Company estimated the impact that closure of this office and termination of its personnel would have on the OpenSystems.com customer accounts and the related expected cash flows, considering the likelihood of retaining the customers without an office presence.  The Company then compared the undiscounted cash flows with the net book value of the intangible asset which indicated the asset was impaired.  To determine the impairment charge of $926,000, the Company calculated the discounted cash flows and compared them to the net book value of the intangible and determined the resulting impairment charge of the asset.  The remaining balance of the intangible at December 31, 2004 of $224,000 will be fully amortized in 2005.

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

	2004	2003	2002
	(In thousands, except for per share data)
Net loss:
As reported	$(3,143)	$(5,155)	$(5,418)
Non cash compensation expense, net of tax	$(1,283)	$(1,251)	$(2,467)
Stock compensation cost on stock based awards granted below fair market value, net of tax	$17	$184	$187
Pro forma	$(4,409)	$(6,222)	$(7,698)
Basic loss per share
As reported	$(0.31)	$(0.50)	$(0.56)
Non cash compensation expense	$(0.12)	$(0.12)	$(0.25)
Stock compensation cost on stock based awards granted below fair market value	$—	$0.02	$0.02
Pro forma	$(0.43)	$(0.60)	$(0.79)
Diluted loss per share
As reported	$(0.31)	$(0.50)	$(0.56)
Non cash compensation expense	$(0.12)	$(0.12)	$(0.25)
Stock compensation cost on stock based awards granted below fair market value.	$—	$0.02	$0.02
Pro forma	$(0.43)	$(0.60)	$(0.79)

The weighted-average fair values per option at the date of grant were $2.47, $3.35 and $4.35 for 2004, 2003 and 2002 respectively. The fair value for the stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rates	4.60%	3.77%	5.09%
Expected dividend yield	0	0	0
Expected volatility factor	86%	96%	99%
Expected option holding period	5 years	5 years	5 years

During 2004, the Company’s employees elected to purchase 35,246 shares under the Employee Stock Purchase Plan (ESPP).  Using the Black-Scholes pricing model, the weighted average fair value was $0.42 per share for each election.  During the 2003 and 2002 ESPP offering, employees elected to purchase 23,883 and 59,504 shares respectively.  Using the Black-Scholes pricing model, the weighted average fair value was $0.40 per share for each election in 2003 and $0.54 per share for each election in 2002.

In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment.  This statement, which will begin to apply in the Company’s third quarter of 2005, requires the Company to recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in its financial statements. The Company will measure this cost based on the fair value of the equity or liability instruments issued. The statement covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The statement will require the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award.  The Company then will recognize the cost over the period it required the employee to provide services for the award.

The new statement allows two methods for transitioning the Company’s expensing of share-based transactions.  The Company is studying the new statement and has not yet determined which transition method it will apply.  Under the modified prospective transition method, the Company would use the fair value-based accounting method for all employee awards granted, modified or settled after the effective date.  As of the effective date, the Company would base the compensation cost for the non-vested portion of awards outstanding as of that date on the grant-date fair value of those awards as calculated under its current accounting methods.  As a result, the Company would not re-measure the grant-date fair value estimate for the unvested portion of awards granted prior to the effective date.  As part of this transition method, the Company would also decide whether to apply the new statement to only its third quarter of 2005 and subsequent periods, or to all of 2005.  Under the modified retrospective method of transition, the Company would need to revise its previously issued financial statements to recognize employee compensation cost for all prior periods it presents in its financial statements.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the valuation for deferred tax assets, reserve for doubtful accounts, reserve for obsolete and slow moving (excess) inventory and valuation of long-lived assets.   Actual results could differ from those estimates.

Revenue Recognition:

Revenue Recognition. The Company realizes revenue from the design, installation and support of data storage solutions, which may include hardware, software and services.  The Company recognizes revenue when it has met its obligations for installation or other services and collectability is reasonably assured.

Product Sales.  The Company sells software and hardware products on both a “free-standing” basis without any services and as data storage solutions bundled with our installation and configuration services (“bundled arrangements”).

Product Sales Without Service.  If the Company sells a software or hardware product and does not provide any installation or configuration services with it, it recognizes the product revenues upon shipment

Product Sales With Service.  If the Company sells a bundled arrangement, then it defers recognizing any revenues on it until the Company finishes the installation and/or configuration work.  For the three years ended December 31, 2004, the Company has accounted for the hardware, software and service elements of our bundled arrangements by applying the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9.

Pursuant to the provisions of SOP 97-2, the Company applied contract accounting to our bundled arrangements.  In accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” the Company applied the completed contract method.  Factors the Company has considered in applying the completed contract method accounting include (i) the relatively short duration of its contracts, (ii) the difficulty of estimating it’s revenues on a percentage-of-completion method and (iii) it’s use of acceptance provisions on larger bundled arrangements.

For 2002, the Company originally applied the provisions of Staff Accounting Bulletin No. 101 to account for its bundled arrangements.  In 2003, the Company changed the accounting guidance it applied based on its determination that the software component of its sales was more than incidental to its products or services as a whole.  However, the change did not affect the revenue amounts or the timing of the Company’s revenue recognition on bundled arrangements for 2002.  This is because, under SAB No. 101, the Company also recognized revenue on its bundled arrangements only after it completed its installation and configuration services.

Service Sales.  In addition to installation and configuration services that are part of our bundled arrangements described above, the Company’s service sales include customer support contracts and consulting services.  On the Company’s balance sheet, deferred revenue relates to service sales for which the Company’s customer has paid them or has been invoiced but for which it has not yet performed the applicable services.

Customer Support Contracts.  The Company sells service contracts to most of its customers.  These contracts are support service agreements.  The Company has an internal support desk that provides integrated customer support services, including configuration and usage assistance, technical advice and prompt incident detection and resolution.  The Company’s technical staff first assists a customer in identifying the source of system problems and in determining whether there is defective hardware or software.  If the Company’s customer requires on-site maintenance or repair services, the Company arranges for a service call pursuant to underlying third-party support service agreements it has with its hardware and software vendors.

When the Company sells a service contract as part of a bundled arrangement, the Company uses vendor specific objective evidence to allocate revenue to the service contract element.  In all cases, the Company defers revenues and direct costs resulting from its service contracts and amortizes them into operations over the term of the contracts, which are generally twelve months.  The Company is contractually obligated to provide or arrange to provide these underlying support services to its customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contact.

Consulting Services.  Some of the Company’s customers engage them to analyze their existing storage architectures and offer its recommendations.  Other customers engage the Company to assist them on-site with extended data storage projects, to support their data storage environments and to help with long-term data storage design challenges.  For these types of consulting services that do not include the sale of hardware or software products, the Company recognizes revenues as it performs these services.

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  Due to the net loss in 2004, 2003 and 2002, potential common shares of 80,756, 105,931 and 62,536, respectively, would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted loss per share.

Comprehensive Income (Loss):

The Company’s comprehensive income (loss) is equal to its net loss for all periods presented.

Fair Value of Financial Instruments. At December 31, 2004 and 2003, the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, approximated their market values, based on the short-term maturities of these instruments.

3. Intangibles, net:

Information regarding the Company’s other intangible assets that continue to be amortized are as follows:

	As of December 31,
	2004	2003
Customer lists:
Carrying amount	$3,374	$3,374
Accumulated amortization.	(3,150)	(2,889)
	$224	$485

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $261,000, $724,000 and $1.1 million, respectively.  The intangible assets as of December 31, 2004 of $224,000 will become fully amortized in 2005.

4. Borrowing Arrangements:

The revolving credit facility the Company has had with a bank since June 30, 2003, expired on June 30, 2004.  The Company has elected not to pursue a new facility at this time.  With the Company's current cash position, it believes it has the liquidity to meet its operating needs for the foreseeable future.  The Company has no outstanding debt, and if the need should arise to borrow funds, the Company believes that it could obtain a secured facility.

5. Income Taxes:

The benefit from income taxes consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current income tax benefit:
Federal	$—	$(276)	$(1,976)
State	—	—	(525)
Total	—	(276)	(2,501)
Deferred income tax expense:
Federal	—	—	1,551
State	—	—	332
Total	—	—	1,883
Total benefit from income taxes	$—	$(276)	$(618)

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2004	2003	2002
Tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State tax benefit, net of federal tax effect	(6.3)	(4.6)	(3.7)
Nondeductible expenses	2.8	11.3	0.8
Change in valuation allowance and other	37.5	22.3	26.7
Effective tax rate	0%	(5.0% )	(10.2% )

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current deferred tax asset:
Allowance for doubtful accounts	$58	$79	$117
Compensation accrual	56	49	57
Inventories	31	92	176
Deferred revenue	238	195	485
Restructuring reserve	—	77	—
Other	—	—	6
Total current deferred tax asset	383	492	841
Long-term deferred tax asset:
Net operating loss carryovers	3,006	1,924	325
Intangibles	844	955	564
Property and equipment	424	(575)	(121)
Other	21	7	—
Total gross deferred tax asset	4,678	2,803	1,609
Valuation allowance	(4,678)	(2,803)	(1,609)
Net deferred tax asset	$—	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2004, 2003 and 2002 was $4.7 million, $2.8 million and $1.6 million, respectively.  The net change in the total valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase of $1.9 million, $1.2 million and $1.6 million, respectively.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carry back potential and projected future taxable income and tax planning strategies in making this assessment.  In the future when management believes it can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered realizable would be adjusted by a reduction in the valuation allowance.

At December 31, 2004, the Company had federal net operating loss carry forwards of approximately $6.7 million and state net operating loss carry forwards of approximately $13.5 million, which are available to offset future federal and state taxable income.  If not used, these net operating loss carry forwards will expire between 2013 and 2024.

6. Lease Commitments:

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

As of December 31, 2004, future minimum lease payments due under non-cancelable operating leases are as follows:

	(In thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2005	$2,010	$(1,172)	$838
2006	1,900	(1,147)	753
2007	1,575	(1,130)	445
2008	1,310	(1,053)	257
2009	1,307	(1,053)	254
Thereafter	3,056	(2,457)	599
	$11,158	$(8,012)	$3,146

On December 15, 2004, the Company agreed to sublease approximately 55,000 of the 104,000 square feet it then occupied as its corporate headquarters in Chanhassen, Minnesota.  The initial sublease term is co-terminal with the original lease and is 85 months starting in April 2005 and ending in April 2012.  The sublease will pay the Company rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term.  The rent includes the costs of common area management, common systems repairs, real estate taxes and standard utilities.  The Company also negotiated with its landlord to sell the 2.5 acre lot adjoining the Company’s facility for $200,000 which the Company was originally acquired in 2001 for $384,000.  The Company estimates the following charges will be taken in the first quarter of 2005 associated with the sublease and related activities:

Item	Expected Related Charge
Rent reserve (excess of lease expense over sublease income)	$3,075,000
Accelerated depreciation	241,000
Loss on anticipated land sale	184,000
$3,500,000

The Company estimates its cash expenditures associated with the sublease and the related activities, net of the anticipated proceeds from the proposed lot sale, at $675,000.  These cash outlays will be capitalized and amortized over the lease term.

Total rent expense charged to the Company, is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Rent expense	$1,929	$2,427	$2,399

7. Restructuring Charges:

In October 2003, the Company announced several cost reduction initiatives and management changes.  These changes resulted in a fourth quarter 2003 charge of $2.1 million.  As part of these cost reduction initiatives, the Company reduced its staff by 16%.  Employee severance charges were $568,000.  The Company also announced the closure of four offices.  Office closing costs for lease terminations were $584,000.  The office closures included an office with a significant amount of customers obtained in the Company’s OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset.  The resulting impairment charge of the asset was $926,000.  The Company had $202,000 of remaining accruals as of December 31, 2003, primarily for a severance agreement to a former officer, to be paid in 2004.  In July 2004, the Company ceased paying the remaining severance accrual to this officer in exchange for consenting to the officer’s new employment with another firm.

Restructuring expense activity as of December 31, 2004 was as follows:

	(in thousands)
	Severance	Lease/Office closures	Total
Beginning balance, December 31, 2003 .	$190	$12	$202
Expense reversals	(48)	(15)	(63)
Cash receipts/(payments)	(142)	3	(139)
Ending balance, December 31, 2004	$—	$—-	$—

8. Employee Benefit Plan:

The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. The Company matched 50% of an employee’s contribution up to the first 6% of an employee’s eligible compensation in 2003 and 2002, ceasing the match in January 2004. The cost of the Company’s contributions to the 401(k) portion of the plan for 2004, 2003 and 2002, was $22,000, $352,000 and $356,000, respectively.

9. Stockholders’ Equity:

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

Restricted Stock Plans:

In August 2004, the Company awarded 165,000 shares of restricted stock to certain executives.  The grants vest five years from the date of grant if the executives are still employed by the Company.  Shares can vest earlier upon the Company reaching, and publicly announcing certain financial or business milestones, assuming employment through the date of the milestone.  During the vesting period, the executives have voting rights and the right to receive dividends.  However, the Company will retain the dividends until the shares have vested.  The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested.  The Company is amortizing the $332,000 value of the restricted shares on the date of grant ratably over the five year vesting period or earlier if the milestones noted above are reached.  The unamortized balance of deferred compensation on restricted stock in included as a separate component of stockholders’ equity.

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan (the “Incentive Plan”), 1,429,104 of which were available for grant as of December 31, 2004. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company’s Compensation Committee (the “Committee”).

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

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”).  The Company amended the Director Plan in May 2002, October 2002 and April 2004.  The terms of the Director Plan allow for stock option grants to non-employee members of the Board of Directors.  The Company has reserved 300,000 shares of common stock for issuance pursuant to the Director Plan, 52,200 of which were available for grant as of December 31, 2004.

Stock Options:

The following table summarizes activity under the Company’s stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2001	1,817,023	$ 1.60 - $ 25.38	$9.00
Options granted	345,095	$ 1.44 - $ 6.42	$4.35
Options exercised	—	$ 0.00	$0.00
Options cancelled	(392,815)	$ 3.46 - $ 25.38	$9.08
Balance, December 31, 2002	1,769,303	$ 1.44 - $ 25.38	$8.07
Options granted	499,350	$ 1.80 - $ 5.00	$3.35
Options exercised	(8,343)	$ 3.46 – $ 4.36	$3.55
Options cancelled	(627,025)	$ 2.90 - $ 25.38	$9.31
Balance, December 31, 2003	1,633,285	$ 1.44 - $ 18.13	$6.19
Options granted	386,205	$ 2.05 - $ 4.89	$3.82
Options exercised	(7,762)	$ 3.46 – $ 3.46	$3.46
Options cancelled	(193,032)	$ 3.06 - $ 18.13	$7.34
Balance, December 31, 2004	1,818,696	$ 1.44 - $ 18.13	$5.11
		-
Options exercisable as of December 31, 2004	1,035,250	$ 1.44 - $ 18.13	$6.64
Options exercisable as of December 31, 2003	886,289	$ 1.44 - $ 18.13	$7.41

The following is a summary of options outstanding at December 31, 2004:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
1,177,206	$1.44 - $6.42	$3.79	8.1
565,620	$6.43 - $9.94	$7.92	5.2
24,750	$9.95 - $15.19	$12.61	5.7
51,120	$15.20 - $18.13	$17.39	5.2
1,818,696	$1.44 - $18.13	$5.58	7.1

The following is a summary of options granted at an exercise price that differs from the market price of the stock on the grant date:

	Stock Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Exercise Price Per Share
December 31, 2002
Option price equals fair market value	297,845	$2.90 - $6.42	$4.52
Option price less than fair market value	47,250	$1.44 - $4.24	$3.19
Options granted	345,095	$1.44 - $6.42	$4.35

December 31, 2003
Option price equals fair market value	449,600	$3.32 - $5.00	$3.46
Option price less than fair market value	49,750	$1.80 - $3.84	$2.39
Options granted	499,350	$1.80 - $5.00	$3.35
December 31, 2004
Option price equals fair market value	386,205	$2.05 - $4.89	$2.68
Option price less than fair market value	—	—	$—
Options granted	386,205	$2.05 - $4.89	$2.68

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

During 2000 and 1999, the Company issued 135,850 options with an exercise price below the fair market value of common stock at the date of grant.  The intrinsic value of those options is being recorded to compensation expense over the vesting period, generally four years.  During 2004, 2003 and 2002, $17,000, $111,000 and $118,000, respectively, of compensation expense was recorded related to these options.  As of December 31, 2004, 2003 and 2002, there was $0, $17,000 and $128,000, respectively, of compensation expense related to these options to be recognized in future periods. During 2004, 2003 and 2002, the Company issued 0, 46,750 and 47,250 options, respectively, to directors below the fair market value of common stock at the date of grant.  The compensation expense on such options recorded was $0, $83,000 and $90,000 in 2004, 2003 and 2002, respectively.  Because the options vest immediately, all compensation expense was recorded in the period of the grant.

10. Litigation

The Company is not currently involved in any material legal proceedings.  The Company also had no material legal proceedings that terminated during the fourth quarter of 2004.

11. Quarterly Financial Information (unaudited)

	March 31	June 30	Sept 30	Dec 31
	(In thousands)
2004
Net sales	$20,204	$21,463	$25,633	$25,983
Gross profit	5,008	5,232	5,868	7,432
Operating loss	(1,860)	(1,047)	(735)	416
Net loss	(1,840)	(1,031)	(717)	445
Net loss per share — basic and diluted	(0.18)	(0.10)	(0.07)	.04

2003
Net sales	$23,742	$26,371	$19,951	$21,073
Gross profit	6,326	6,821	5,010	5,305
Operating loss	(879)	(210)	(2,020)	(2,396)
Net loss	(860)	(186)	(2,006)	(2,103)
Net loss per share — basic and diluted	(0.08)	(0.02)	(0.20)	(0.20)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 19, 2004, we terminated KPMG LLP as our principal accountants and engaged McGladrey & Pullen, LLP as our new principal accountants.  Our audit committee approved the decision to change accountants. During 2003 and through the subsequent interim period through November 19, 2004, we had no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. The audit report of KPMG LLP on our consolidated financial statements as of and for the year ended December 31, 2002 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During 2002 and 2003 and through the subsequent interim period through November 19, 2004, we did not consult with McGladrey & Pullen, LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.

Item 9A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures are also designed to accumulate and communicate information to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Accordingly, management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.  Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following is information concerning our current directors and executive officers:

Name	Age	Position
Greg R. Meland	51	Chief Executive Officer and Director
Charles B. Westling	46	President, Chief Operating Officer
Daniel J. Kinsella	46	Vice President – Finance and Chief Financial Officer
Mary E. West	56	Vice President – Human Resources
Robert M. Price	74	Chairman of the Board and Director
Paul F. Lidsky*	51	Director
Margaret A. Loftus*	60	Director
James E. Ousley*	59	Director

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

James E. Ousley was elected as a director in June 1998.  Between 2002 and 2004, Mr. Ousley was President and Chief Executive Officer of Vytek Wireless Inc., a mobile computing company.  From 1999 to 2001, he served as President and Chairman of Syntegra (USA), a global e-Business solutions provider and a division of British Telecommunications plc.  From 1991 to 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems (CDS), which was acquired by British Telecommunications in August 1999.    From 1968 to 1991, he held various sales and executive management positions with Control Data Corporation, a global computer systems, software/services and peripherals company.  Mr. Ousley also serves on the Board of Directors for ActiveCard, Inc., Bell Microproducts Inc., CaLamp Corporation and Savvis Communications Corporation.

Our directors hold office until the next annual meeting of shareholders or until their successors are duly elected or appointed.

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “2004 Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2004.  The remaining information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees.  We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics by the filing of Current Reports under the cover of From 8-K.

Item 11.  Executive Compensation.

The information set forth under the caption “Executive Compensation” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Outstanding Voting Securities and Voting Rights” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,818,696	$5.11	1,481,304
Equity compensation plans not approved by security holders		—	—
Totals	1,818,696	$5.11	1,481,304

(1)           These equity compensation plans consist of our Incentive Compensation Plan and our 2000 Director Stock Option Plan, each as amended.

Item 13.  Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this section is incorporated by reference from the information in the section entitled “Auditing Matters” in the Company’s 2004 Proxy Statement.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following documents are filed as part of this report:

1.            Financial Statements

Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

2.            Financial Statement Schedules.

The following financial statement schedule of Datalink Corporation for the years ended 2004, 2003 and 2002 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Description	Period	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts	2004	$97,807	$(14,000)	$13,679	$70,128
	2003	197,368	(34,026)	65,535	97,807
	2002	164,394	77,000	44,026	197,368

Allowance for Inventory Obsolescence	2004	$211,110	$185,437	$325,244	$71,303
	2003	405,001	348,816	543,707	211,110
	2002	245,559	187,500	28,058	405,001

Allowance for Valuation of Deferred Tax Asset	2004	$2,802,954	$1,875,657	$—	$4,678,611
	2003	1,609,000	1,194,454	—	2,802,954
	2002	—	1,609,000	—	1,609,000

(1)           Deductions reflect write-offs of customer accounts receivable, net of recoveries or disposals of inventories.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

Datalink Corporation

Chanhassen, Minnesota

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements of Datalink Corporation taken as a whole.  The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

February 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

Datalink Corporation:

Under the date of February 6, 2004, we reported on the balance sheets of Datalink Corporation as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule for the years ended December 31, 2003 and 2002.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
February 6, 2004

3.             Exhibits. The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	(1)
3.2	Restated Bylaws of the Company	(1)
4.1	Form of Common Stock Certificate	(1)
10.1	Employee Stock Purchase Plan	(1)
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	(4)
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	(1)
10.4	Form of Indemnification Agreement	(1)
10.5	Lease Agreement with Washington Avenue L.L.P.	(1)
10.6	Deferred Compensation Agreement with Stanley I. Clothier	(1)
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	(1)
10.8	Second Lease Agreement with Washington Avenue L.L.P.	(1)
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	(1)
10.11	Asset Purchase Agreement dated November 10, 2000 with OpenSystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to The Commission upon request)	(2)
10.12	Building Lease with Hoyt/DTLK LLC	(3)
10.13	Building Lease date April 27, 2001 with Hoyt/DTLK LLC	(5)
10.18	2000 Director Stock Option Plan	(4)
10.19	Credit agreement dated June 30, 2002 with Wells Fargo Bank Minneapolis, National Association	(6)
10.20	2002 Amendments to the 2000 Director Stock Option Plan	(7)
10.21	Credit agreement dated June 30, 2003 with Wells Fargo Bank Minneapolis, National Association	(8)
10.22	Amended and Restated 2000 Director Stock Option Plan	(9)
10.23	Restricted Stock Award Agreement	(10)
10.24	Change of Control Severance Agreement	10)
10.25	Sublease Agreement dated December 15, 2004 with Checkpoint Security, Inc.	Filed herewith
10.26	Vacant Land Purchase Agreement	Filed herewith
14.1	Code of Ethics	(11)
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith
23.2	Consent of KPMG LLP	Filed herewith
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audit Committee Charter (Revised November 12, 2004)	(10)

(1)	Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1, Reg. No. 333-55935

(2)	Incorporated by reference to the exhibit of the same number in the Company’s September 30, 2000 Form 10-Q.

(3)	Incorporated by reference to the exhibit of the same number in the Company’s 2000 Form 10-K.

(4)	Incorporated by reference to the Company’s 2000 Proxy Statement.

(5)	Incorporated by reference to the exhibit of the same number in the Company’s March 31, 2001 Form 10-Q.

(6)	Incorporated by reference to the exhibit of the same number in the Company’s June 30, 2002 Form 10-Q.

(7)	Incorporated by reference to the exhibit of the same number in the Company’s 2002 Form 10-K.

(8)	Incorporated by reference to the exhibit of the same number in the Company’s June 30, 2003 Form 10-Q.

(9)	Incorporated by reference to the exhibit of the same number in the Company’s March 31, 2004 Form 10-Q.

(10)         Incorporated by reference to the exhibit of the same number in the Company’s September 30, 2004 Form 10-Q.

(11)         Incorporated by reference to the exhibit of the same number in the Company’s 2003 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 31, 2005
	By:	/s/ Greg R. Meland
Greg R. Meland, Chief Executive Officer

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President – Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Greg R. Meland	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Daniel J. Kinsella	Vice President - Finance and Chief Financial Officer (Principal Financial	March 31, 2005
Officer)

/s/ Denise M. Westenfield	Corporate Controller (Principal Accounting Officer)	March 31, 2005

/s/ Paul F. Lidsky	Director	March 31, 2005

/s/ Margaret A. Loftus	Director	March 31, 2005

/s/ James E. Ousley	Director	March 31, 2005

/s/ Robert M. Price	Director	March 31, 2005