Form 10-Q
period 2005-03-31
DATALINK CORP
filed 2005-05-13
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

or

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

Yes   ☐   No   ☒

As of May 6, 2005, 10,309,205 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of economic conditions for technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the loss of a significant customer; fixed employment costs that may impact profitability if we suffer revenue shortfalls; the impact of our recent cost reduction activities on business retention and future growth; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and new key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,791	$12,663
Accounts receivable, net	11,410	11,485
Inventories	1,776	627
Deferred customer support contract costs	12,437	10,770
Inventories shipped but not installed	2,738	2,343
Other current assets	376	284
Total current assets	40,528	38,172
Property and equipment, net	2,598	3,134
Goodwill	5,500	5,500
Intangibles, net	159	225
Other assets	434	38
Total assets	$49,219	$47,069

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,915	$11,031
Accrued commissions	1,136	1,227
Accrued income tax	92	109
Accrued sales and use tax	438	510
Accrued expenses, other	952	1,276
Sublease reserve current	787	—
Deferred revenue from customer support contracts	16,669	14,012
Total current liabilities	32,989	28,165
Deferred rent	355	392
Sublease reserve non-current	2,025	—
Total liabilities	35,369	28,557

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,295,113 and 10,282,545 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	10	10
Additional paid in capital	26,646	26,624
Deferred compensation	(290)	(307)
Accumulated deficit	(12,516)	(7,815)
Total stockholders’ equity	13,850	18,512
Total liabilities and stockholders’ equity	$49,219	$47,069

The accompanying notes are an integral part of these financial statements.

Datalink Corporation
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales:
Products	$13,655	$13,229
Services	7,586	6,975
	21,241	20,204
Cost of sales:
Cost of products	10,368	10,442
Cost of services	5,114	4,754
Total cost of sales	15,482	15,196
Gross profit	5,759	5,008
Operating expenses:
Sales and marketing	3,293	3,069
General and administrative	2,546	2,866
Engineering	1,128	868
Charge for sublease reserve	3,502	—
Amortization of intangibles	65	65
	10,534	6,868
Loss from operations	(4,775)	(1,860)
Interest income, net	74	20
Loss before income taxes	(4,701)	(1,840)
Income tax benefit	—	—
Net loss	$(4,701)	$(1,840)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	10,293	10,253

The accompanying notes are an integral part of these financial statements.

Datalink Corporation
Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,701)	$(1,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	6	9
Depreciation	362	509
Amortization of intangibles	66	65
Deferred rent	(37)	(61)
Loss on disposal of assets	—	15
Charge for sublease reserve	3,239	—
Stock compensation expense	17	—
Changes in operating assets and liabilities:
Accounts receivable	69	(3,929)
Inventories	(1,544)	(2,687)
Deferred customer support contract costs	(1,667)	(2,994)
Other current assets	(92)	(38)
Other assets	(396)	—
Accounts payable	1,884	3,444
Accrued expenses	(487)	465
Income taxes	(17)	244
Deferred revenue from customer support contracts	2,657	4,062
Net cash used in operating activities	(641)	(2,736)

Cash flows from investing activities:
Purchase of property and equipment	(253)	(96)
Net cash used in investing activities	(253)	(96)

Cash flows from financing activities:
Proceeds from issuance of common stock	22	59
Net cash provided by financing activities	22	59

Decrease in cash and cash equivalents	(872)	(2,773)
Cash and cash equivalents, beginning of period	12,663	12,565
Cash and cash equivalents, end of period	$11,791	$9,792

The accompanying notes are an integral part of these financial statements.

Datalink Corporation
Notes To Financial Statements
(In thousands, except share and per share data)
(Unaudited)

1.                                       Basis of Presentation

The interim financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2.                                       Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, that are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.                                       Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share includes the effect of potential common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  Due to the net loss for the three months ended March 31, 2005 and 2004, common stock equivalents of 76,000 and 143,000, respectively, would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted loss per share.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net loss:
As reported	$(4,701)	$(1,840)
Non cash compensation expense	$(96)	$(235)
Stock compensation cost on stock based awards granted below fair market value	$—	$15
Pro forma	$(4,797)	$(2,060)

Basic and diluted loss per share:
As reported	$(0.46)	$(0.18)
Non cash compensation expense	$(0.01)	$(0.02)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00
Pro forma	$(0.47)	$(0.20)

5.                                       Goodwill and Intangible Assets

The balance of goodwill at March 31, 2005, and December 31, 2004, was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of March 31, 2005
	(In thousands)
	Carrying Amount	Accumulated Amortization	Net

Customer lists	$3,374	$3,215	$159

Amortization expense for the three months ended March 31, 2005, was $65,000.  Estimated amortization expense for the remainder of fiscal 2005 is $159,000.

6.                                       Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses and the full utilization of the Company’s loss carry back potential, the Company concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at March 31, 2005 was $4.7 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to realize these assets.

7.                                       Borrowing Arrangements

The Company has elected not to pursue a credit facility at this time.  With the Company’s current cash position, it believes it has the liquidity to meet its operating needs for the foreseeable future.  The Company has no outstanding debt, and if the need should arise to borrow funds, the Company believes that it could obtain a secured facility.

8.                                       Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method.  The effective date of this standard is for annual periods beginning after June 30, 2005.  Although management has not fully analyzed the effect this new statement will have on the Company's consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years as well as further information on this new statement is presented in Note 2 to the Company's consolidated financial statements on Form 10-K.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

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

We view the current data storage market as having significant opportunity for Datalink’s growth.  Currently, Datalink’s market share is a small part of the overall market.  However, the providers of the data storage industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products.  While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth.  Our model requires highly skilled sales and technical staff which results in substantial fixed costs for the Company.  We believe the best way to improve our company and create long-term shareholder value it to focus on building capabilities that are scaleable and a cost structure that we can leverage.  Our current strategies are focused on:

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Quarter Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	72.9	75.2
Gross profit	27.1	24.8
Operating expenses:
Sales and marketing	15.5	15.2
General and administrative	12.0	14.2
Engineering	5.3	4.3
Charge for sublease reserve	16.5	—
Amortization of intangibles	0.3	0.3
Total operating expenses	49.6	34.0
Operating loss	(22.5)%	(9.2)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Quarter Ended March 31,
	2005	2004
Product sales	$13,655	$13,229
Service sales	7,586	6,975

Product gross profit	$3,287	$2,787
Service gross profit	2,472	2,221

Product gross profit as a percentage of product sales	24.1%	21.1%
Service gross profit as a percentage of service sales	32.6%	31.8%

Net Sales.  Our total net sales increased by $1.0 million for the three months ended March 31, 2005, or 5.1%, from $20.2 million for the comparable quarter in 2004.  Our product sales increased $426,000, or 3.2%, to $13.7 million for the three months ended March 31, 2005, from $13.2 million for the comparable quarter in 2004.  Our service sales increased $611,000, or 8.8%, to $7.6 million for the three months ended March 31, 2005 from $7.0 million for the comparable quarter in 2004.

Product sales can be impacted by a variety of factors including the timing of completion of projects and the number and productivity of our sales executives.  While our product sales increased 5.1% over the same period a year ago, product sales declined 23.6% sequentially from our fourth quarter ended December 31, 2004.  The increase in sales over the prior year is partially a reflection of a 10% increase in the number of sales executives over the prior year.  In the past we have experienced seasonality in the first quarter which in part explains the decline from our fourth quarter.  Based on customer sales orders received to date, we expect our product sales for the second quarter ending June 30, 2005 to exceed our product sales from the comparable quarter of the prior year.

Our service sales increase for the three month period ended March 31, 2005 was primarily due to an increase in on-site support services $500,000 and implementation services $106,000.  Our customers are increasingly relying on our storage expertise for their storage projects and infrastructure support.

We derived 14% of our revenues during the current quarter from Cingular Wireless.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 27.1% for the quarter ended March 31, 2005, as compared to 24.8% for the comparable quarter in 2004.  Product gross profit as a percentage of product sales increased to 24.1% in the first quarter of 2005 from 21.1% for the comparable quarter in 2004.  Service gross profit as a percentage of service sales increased to 32.6% in the first quarter of 2005 from 31.8% for the comparable quarter in 2004.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  In the first quarter of 2005 as compared to the first quarter of 2004, we delivered more value-add storage solutions to our customers which typically generate a higher gross profit.

Our service gross profit as a percentage of service sales for the three month period ended March 31, 2005 as compared to the same period in 2004 improved slightly as value-add storage solutions yield higher gross profits for both product and service sales.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.3 million, or 15.5% of net sales for the quarter ended March 31, 2005 compared to $3.1 million, or 15.2% of net sales for the first quarter in 2004.  Sales and marketing expenses in absolute dollars increased $224,000 for the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004.

The increase of $224,000 for the three month period ended March 31, 2005, as compared to March 31, 2004 was due to higher commission and payroll tax expenses of $112,000 due to higher revenue and gross profit for the period and an increase in meeting expenses of $61,000 for various field sales employees held in the first quarter of 2005.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.5 million, or 12.0% of net sales for the quarter ended March 31, 2005, compared to $2.9 million, or 14.2% of net sales for the first quarter in

2004.  General and administrative expenses in absolute dollars decreased $320,000 for the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004.

The decrease of $320,000 for the three month period ended March 31, 2005, as compared to the same period in 2004 was due to a decrease in rent and other facilities expenses of $353,000.  We subleased 55,000 of the 104,000 square feet we occupy at our corporate headquarters in Chanhassen, Minnesota.  In addition, depreciation for our customer relationship management system decreased by $134,000.  These decreases were partially offset by $113,000 for Sarbanes-Oxley compliance consulting expenses and $70,000 for higher outside audit and accounting expenses.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.1 million or 5.3% of net sales for the quarter ended March 31, 2005 compared to $868,000, or 4.3% of net sales for the first quarter in 2004.  Engineering expenses in absolute dollars increased $260,000 for the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004.

The increase in engineering expenses of $260,000 for the three month period ended March 31, 2005, as compared to March 31, 2004 reflects an increase in salaries and benefits due to the addition of technical staff primarily directed to enhance our growing customer support and on-site technical staffing businesses.

Charge for Sublease Reserve.  On December 15, 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we currently occupy as our corporate headquarters in Chanhassen, Minnesota.  The initial sublease is co-terminal with our lease and is for 85 months starting on April 1, 2005 and ending April 27, 2012.  The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term.  We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000.  In January 2005, we discontinued use of the sublease area and we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale.  We expect cost savings of approximately $950,000 per year as a result of the sublease agreement.

Intangible Amortization.  Amortization of intangible assets was $65,000 or 0.3% of net sales for the quarter ended March 31, 2005, as compared to $65,000 or 0.3% of net sales for the first quarter in 2004.  We expect to amortize the remaining balance of the customer base intangible will be amortized by November 2005.

Operating Loss.  We incurred an operating loss of $4.7 million for the three months ended March 31, 2005 as compared to an operating loss of $1.8 million for the three months ended March 31, 2004.  Excluding the $3.5 million sublease charge, our operating loss for the three months ended March 31, 2005 was $1.2 million.  The $641,000 reduction in operating loss (excluding our sublease charge) is a result of modest revenue increase coupled with a 230 basis point improvement in gross margins for the three month period ended March 31, 2005, as compared to March 31, 2004.

Income Taxes.  We had no income tax benefit or expense for the three months ended March 31, 2005, and March 31, 2004 as the net operating loss carryforwards are offset by increases in the valuation reserve for deferred income taxes.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2004, 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we do not have the ability to realize future income tax benefits on future losses.  We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates to us that recoverability of such tax assets is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $641,000 for the three months ended March 31, 2005 as compared to $2.7 million for the three months ended March 31, 2004.  Significant items which impacted our operating cash flows as March 31, 2005 were:

•                  Our operating loss for the quarter of $4.7 million included a $3.5 million one-time non-cash charge related to the sublease and lot sale for a portion of our corporate headquarters in Chanhassen, Minnesota.

•                  A $1.0 million increase for a net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net use of approximately $600,000 in working capital primarily related to inventory increases related to customer orders.

Net cash used in investing activities was $253,000 for the three months ended March 31, 2005.  We used this cash primarily for upgraded computer equipment and leasehold improvements related to our sublease agreement.  We are planning for $500,000 of capital expenditures for the remainder of 2005 related primarily to enhancements to our management information systems.

Net cash provided by financing activities was $22,000 for the three months ended March 31, 2005, from stock sold under our employee stock purchase plan.  Net cash provided by financing activities was $59,000 for the three months ended March 31, 2004.

We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of March 31, 2005, for the remainder of 2005 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Income	Net Lease Obligations
2005	$1,502	$(877)	$625
2006	1,900	(1,147)	753
2007	1,575	(1,130)	445
2008	1,310	(1,053)	257
2009	1,306	(1,053)	253
Thereafter	3,056	(2,457)	599
	$10,649	$(7,717)	$2,932

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

Product Sales With Service.  If we sell a bundled arrangement, then we defer recognizing any revenues on it until we finish our installation and/or configuration work.  We account for the hardware, software and service elements of our bundled arrangements by applying the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9.

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

As a result of our cumulative losses and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at March 31, 2005 was $6.3 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method.  The effective date of this standard is for annual periods beginning after June 30, 2005.  Although management has not fully analyzed the effect this new statement will have on our consolidated financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years as well as further information on this new statement is presented in Note 2 to our consolidated financial statements on Form 10-K.

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

Interest rate risk.  As of March 31, 2005, we had $11.8 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 4.           Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2005.

Item 2.           Changes in Securities and Use of Proceeds.

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a vote of Security Holders.

None

Item 5.           Other Information

None

Item 6.           Exhibits

(a)                                  Exhibits

31.1         Certifications by the President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications by the President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (This Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed.”)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
Chief Financial Officer