Form 10-Q
period 2005-06-30
DATALINK CORP
filed 2005-08-12
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2005

or

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

Yes   ☐   No   ☒

As of August 10, 2005, 10,324,794 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	June 30, 2005	December31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,319	$12,663
Accounts receivable, net	13,181	11,485
Inventories	2,331	627
Deferred customer support contract costs	12,711	10,770
Inventories shipped but not installed	2,093	2,343
Other current assets	253	284
Total current assets	39.888	38,172
Property and equipment, net	2,840	3,134
Goodwill	5,500	5,500
Intangibles, net	94	225
Other assets	431	38
Total assets	$48,753	$47,069

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,675	$11,031
Accrued commissions	916	1,227
Accrued income tax	91	109
Accrued sales and use tax	599	510
Accrued expenses, other	1,511	1,276
Sublease reserve current	717	—
Deferred revenue from customer support contracts	16,747	14,012
Total current liabilities	32,256	28,165
Deferred rent	318	392
Sublease reserve non-current	1,833	—
Total liabilities	34,407	28,557

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,309,205 and 10,282,545 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	10	10
Additional paid in capital	26,680	26,624
Deferred compensation	(274)	(307)
Accumulated deficit	(12,070)	(7,815)
Total stockholders’ equity	14,346	18,512
Total liabilities and stockholders’ equity	$48,753	$47,069

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Products	$19,918	$13,918	$33,573	$27,147
Services	8,823	7,545	16,409	14,520
	28,741	21,463	49,982	41,667
Cost of sales:
Cost of products	15,153	10,871	25,521	21,313
Cost of services	5,974	5,360	11,088	10,114
Total cost of sales	21,127	16,231	36,609	31,427
Gross profit	7,614	5,232	13,373	10,240
Operating expenses:
Sales and marketing	3,838	2,692	7,131	5,761
General and administrative	2,245	2,643	4,791	5,509
Engineering	1,078	942	2,206	1,810
Charge for sublease reserve	—	—	3,502	—
Restructuring charges	—	(63)	—	(63)
Amortization of intangibles	65	65	130	130
	7,226	6,279	17,760	13,147
Earnings (loss) from operations	388	(1,047)	(4,387)	(2,907)
Interest income, net	58	16	132	36
Net earnings (loss)	$446	$(1,031)	$(4,255)	$(2,871)

Net earnings (loss) per common share:
Basic	$0.04	$(0.10)	$(0.41)	$(0.28)
Diluted	0.04	(0.10)	(0.41)	(0.28)
Weighted average common shares outstanding:
Basic	10,308	10,265	10,301	10,259
Diluted	10,376	10,265	10,301	10,259

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,255)	$(2,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	18	18
Depreciation	684	1,009
Amortization of intangibles	131	130
Deferred rent	(74)	(51)
Charge for sublease reserve	3,502	—
Amortization of sublease reserve	(516)	—
Stock compensation expense	33	17
Changes in operating assets and liabilities:
Accounts receivable	(1,714)	997
Inventories	(1,453)	(1,359)
Deferred customer support contract costs/revenues, net	794	841
Accounts payable	644	(93)
Accrued expenses	13	1,228
Other	(381)	122
Net cash used in operating activities	(2,574)	(12)

Cash flows from investing activities:
Purchase of property and equipment	(826)	(183)
Net cash used in investing activities	(826)	(183)

Cash flows from financing activities:
Proceeds from issuance of common stock	56	81
Net cash provided by financing activities	56	81

Decrease in cash and cash equivalents	(3,344)	(114)
Cash and cash equivalents, beginning of period	12,663	12,565
Cash and cash equivalents, end of period	$9,319	$12,451

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

The financial statements presented herein as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

2.                                       Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.                                       Basic and Diluted Net Earnings and Loss per Share

Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted net earnings (loss) per share includes the effect of potential common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  For the three months ended June 30, 2005, the net earnings per share computation has been increased by 67,000 equivalent shares. Due to the net loss for the three months ended June 30, 2004 and for the six months ended June 30, 2005 and 2004, common stock equivalents of 52,000, 82,000 and 100,000, respectively, would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted net loss per share.

4.                                       Stock Options

Pro forma earnings (loss) and earnings (loss) per share have been determined as if the Company had used the fair value method of accounting for its stock option grants and employee stock purchase plan share elections consistent with the method of SFAS No. 123.  Under this method, compensation expense is recognized over the applicable vesting periods and is based on the shares under option and their related fair values on the grant date.

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	2005	2004	2005	2004
Net earnings (loss):
As reported	$446	$(1,031)	$(4,255)	$(2,871)
Non cash compensation expense	$(106)	$(423)	$(202)	$(1,076)
Stock compensation cost on stock based awards granted below fair market value	$—	$2	$—	$17
Pro forma	$340	$(1,452)	$(4,457)	$(3,930)
Basic earnings (loss) per share:
As reported	$0.04	$(0.10)	$(0.41)	$(0.28)
Non cash compensation expense	$(0.01)	$(0.04)	$(0.02)	$(0.10)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00	$0.00	$0.00
Pro Forma	$0.03	$(0.14)	$(0.43)	$(0.38)
Diluted earnings (loss) per share:
As reported	$0.04	$(0.10)	$(0.41)	$(0.28)
Non cash compensation expense	$(0.01)	$(0.04)	$(0.02)	$(0.10)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00	$0.00	$0.00
Pro forma	$0.03	$(0.14)	$(0.43)	$(0.38)

5.                                       Goodwill and Intangible Assets

The balance of goodwill at June 30, 2005, and December 31, 2004, was $5.5 million.

Information regarding the Company’s other intangible asset that continues to be amortized is as follows:

	As of June 30, 2005 (In thousands)
	Carrying Amount	Accumulated Amortization	Net

Customer lists	$3,374	$3,280	$94

Amortization expense for the six months ended June 30, 2005, was $130,000.  Estimated amortization expense for the remainder of fiscal 2005 is $94,000.

6.                                       Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses and the full utilization of the Company’s loss carry back potential, the Company concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at June 30, 2005 was $6.1 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to realize these assets.  No income tax provision has been presented for the quarter ended June 30, 2005 primarily due to the utilization of net operating loss carry forwards.

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

8.                                       Recently Issued Accounting Standards

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle.  Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company does not believe the adoption of FASB Statement 154 will have a material effect on its financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for the Company in fiscal 2006.  The Company does not expect adoption of FIN 47 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method.  The effective date of this standard is for annual periods beginning after June 30, 2005.  Although management has not fully analyzed the effect this new statement will have on the Company’s financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years as well as further information on this new statement is presented in Note 2 to the Company’s financial statements on Form 10-K.

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

We view the current data storage market as having significant opportunity for Datalink’s growth.  Currently, Datalink’s market share is a small part of the overall market.  However, the providers of the data storage industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products.  While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth.  Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us.  We believe the best way to improve our company and create long-term shareholder value it to focus on building capabilities that are scaleable and a cost structure that we can leverage.  Our current strategies are focused on:

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

•                  We may not identify suitable acquisition candidates.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5	75.6	73.2	75.4
Gross profit	26.5	24.4	26.8	24.6
Operating expenses:
Sales and marketing	13.3	12.5	14.3	13.8
General and administrative	7.8	12.3	9.6	13.2
Engineering	3.8	4.4	4.4	4.4
Charge for sublease reserve	—	—	7.0	—
Restructuring charges	—	(0.3)	—	(0.2)
Amortization of intangibles	0.2	0.3	0.3	0.3
Total operating expenses	25.2	29.2	35.6	31.5
Operating earnings (loss)	1.3%	(4.9)%	(8.8)%	(7.0)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product sales	$19,918	$13,918	$33,573	$27,147
Service sales	8,823	7,545	16,409	14,520

Product gross profit	$4,765	$3,047	$8,052	$5,834
Service gross profit	2,849	2,185	5,321	4,406

Product gross profit as a percentage of product sales	23.9%	21.9%	24.0%	21.5%
Service gross profit as a percentage of service sales	32.3%	29.0%	32.4%	30.3%

Net Sales.  Our total net sales increased by $7.3 million for the three months ended June 30, 2005, or 33.9%, from $21.5 million for the comparable quarter in 2004.  Our total net sales increased $8.3 million for the six months ended June 30, 2005, or 20.0% from $41.7 million for the comparable period in 2004.  Our product sales increased $6.0 million, or 43.1%, to $19.9 million for the three months ended June 30, 2005, from $13.9 million for the comparable quarter in 2004.  Our product sales increased $6.4 million, or 23.7%, to $33.6 million for the six months ended June 30, 2005, from $27.1 million for the six months ended June 30, 2004. Our service sales increased $1.3 million, or 16.9%, to $8.8 million for the three months ended June 30, 2005 from $7.5 million for the comparable quarter in 2004.  Our service sales increased $1.9 million, or 13.0%, to $16.4 million for the six months ended June 30, 2005, from $14.5 million for the six months ended June 30, 2004.

Product sales can be impacted by a variety of factors including the timing of completion of projects and the number and productivity of our sales executives.  The increase in product sales for both the three and six month periods ending June 30, 2005, as compared to the same period in 2004 is partially attributable to a 15% increase in the average number of sales executives over the prior year.  The increase also reflects a 17% improvement in productivity for the three months ended June 30, 2005, and a 4% improvement in productivity for the six months ended June 30, 2005, as compared to the same periods in 2004.

Our service sales increase for the three month period ended June 30, 2005 as compared to the same period in 2004 was due to an increase in on-site support services of $525,000, implementation services of $343,000 and maintenance contracts of $457,000.  Our services sales increase for the six month period ended June 30, 2005 as compared to the same period in 2004 was due to an increase in on-site support services of $1.0 million, implementation services of $450,000 and maintenance contracts of $522,000.  Our customers are increasingly relying on our storage expertise for their storage projects and infrastructure support.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 26.5% for the quarter ended June 30, 2005, as compared to 24.3% for the comparable quarter in 2004.  Our total gross profit as a percentage of net sales increased to 26.8% for the six months ended June 30, 2005, as compared to 24.5% for the six months ended June 30, 2004.  Product gross profit as a percentage of product sales increased to 23.9% in the second quarter of 2005 from 21.9% for the comparable quarter in 2004.  Product gross profit as a percentage of product sales increased to 23.9% for the six months ended June 30, 2005 from 21.5% for the six months ended June 30, 2004.  Service gross profit as a percentage of service sales increased to 32.3% for the second quarter of 2005 from 29.0% for the comparable quarter in 2004.  Service gross profit as a percentage of service sales increased to 32.4% for the six months ended June 30, 2005 from 30.3% for the six months ended June 30, 2004.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three and six month periods ended June 30, 2005 as compared to the same periods in 2004, we delivered more value-add storage solutions to our customers which typically generate a higher gross profit.

Our service gross profit as a percentage of service sales for the three and six month periods ended June 30, 2005 as compared to the same period in 2004 improved as value-add storage solutions yield higher gross profits for both product and service sales.  We have generated higher gross margins with several of our customer support vendors reflecting increasing levels of services provided by Datalink.  Additionally, our on-site support services were a higher percentage of sales and since those services generate higher gross margins than our other services, it favorably impacted our gross margins.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.8 million, or 13.3% of net sales for the quarter ended June 30, 2005 compared to $2.7 million, or 12.5% of net sales for the second quarter in 2004.  Sales and marketing expenses totaled $7.1 million, or 14.3% of net sales for the six months ended June 30, 2005 compared to $5.8 million, or 13.8% of net sales for the six months ended June 30, 2004.

Sales and marketing expenses in absolute dollars increased $1.1 million and $1.4 million for the three and six month periods ended June 30, 2005, respectively, as compared to the three and six month periods ended June 30, 2004 due primarily to an increase in salaries and commission expenses.  The increase in salaries is due to the increase in headcount for sales executives.  The increase in commission expenses is due to an increase in both revenues and gross profit percentages.  Commission expense and other incentive compensation plans are based in part on gross profit dollars and gross profit percentage.  In the current year periods, we paid a higher percentage of our gross profit in variable compensation than in the prior year.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.2 million, or 7.8% of net sales for the quarter ended June 30, 2005, compared to $2.6 million, or 12.3% of net sales for the second quarter in 2004.  General and administrative expenses were $4.8 million, or 9.6% of net sales for the six months ended June 30, 2005 compared to $5.5 million, or 13.2% of net sales for the six months ended June 30, 2004.

General and administrative expenses in absolute dollars decreased $398,000 and $718,000 for the three and six month periods ended June 30, 2005, respectively, as compared to the three and six month periods ended June 30, 2004.  The decrease in general and administrative expenses is primarily due to lower rent expenses and common area charges as a result of our sub-lease arrangements.  During the first quarter of 2005, we subleased 55,000 of the 104,000 square feet we occupy at our corporate headquarters in Chanhassen, Minnesota.  In addition, depreciation for our customer relationship management system decreased also driving lower expenses in 2005.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.1 million or 3.8% of net sales for the quarter ended June 30, 2005 compared to $942,000, or 4.4% of net sales for the second quarter in 2004.  Engineering expenses were $2.2 million, or 4.4% of net sales for the six months ended June 30, 2005 compared to $1.8 million, or 4.4% of net sales for the six months ended June 30, 2004.

Engineering expenses in absolute dollars increased $136,000 and $396,000 for the three and six month periods ended June 30, 2005, respectively, as compared to the three and six month periods ended June 30, 2004.  The increase in engineering expenses is due to an increase in salaries and benefits due to the addition of technical staff primarily directed to enhance our growing customer support and on-site technical staffing businesses.

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

Intangible Amortization.  Amortization of intangible assets was $65,000 or 0.2% of net sales for the quarter ended June 30, 2005, as compared to $65,000 or 0.3% of net sales for the second quarter in 2004.  Amortization of intangible assets was $130,000 or 0.3% for the six months ended June 30, 2005 and 2004.  The remaining balance of the customer base intangible will be fully amortized by November 2005.

Operating Earnings (Loss).  We had operating earnings of $446,000 for the three months ended June 30, 2005 as compared to an operating loss of $1.0 million for the three months ended June 30, 2004.  We incurred an operating loss of $4.3 million for the six months ended June 30, 2005 as compared to an operating loss of $2.9 million for the six months ended June 30, 2004.  Excluding the $3.5 million sublease charge, our operating loss for the six months ended June 30, 2005 was $753,000.  The increase in operating earnings of $1.5 million for the three months ended June 30, 2005 as compared to the same period in 2004 is due to an increase in revenue coupled with a 220 basis point improvement in gross margins, offset by an increase in commission expenses.  The $2.1 million reduction in operating loss (excluding our sublease charge) for the six months ended June 30, 2005 as compared to the same period in 2004 is due to an increase in revenue coupled with a 230 basis point improvement in gross margins, offset by an increase in commission expenses.

Income Taxes.  No income tax provision has been presented for the quarter ended June 30, 2005 primarily due to the utilization of net operating loss carry forwards.  We had no income tax benefit for the six months ended June 30, 2005, and the three and six month periods ended June 30, 2004 as the net operating loss carry forwards are offset by increases in the valuation reserve for deferred income taxes.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2004, 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if these deductible differences will be realized.  In addition, we do not have the ability to realize future income tax benefits on future losses.  We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates to us that recoverability of such tax assets is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.6 million for the six months ended June 30, 2005 as compared to $12,000 for the six months ended June 30, 2004.  Significant items which impacted our operating cash flows as of June 30, 2005 were:

•                  $3.5 million one-time non-cash charge related to the sublease and lot sale for a portion of our corporate headquarters in Chanhassen, Minnesota.  Our operating loss for the first half of 2005 of $4.3 million included this non-cash item.

•                  A $794,000 net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net use of approximately $3.2 million in working capital.  This was primarily related to increases in inventory related to customer orders and increases in accounts receivable related to several large customer orders.

Net cash used in investing activities was $826,000 for the six months ended June 30, 2005.  We used this cash primarily to upgrade our computer equipment and to add leasehold improvements related to our sublease agreement.  We are planning for $500,000 of capital expenditures for the remainder of 2005 related primarily to further enhancements to our management information systems.

Net cash provided by financing activities was $56,000 for the six months ended June 30, 2005, from stock sold under our employee stock purchase plan.  Net cash provided by financing activities was $81,000 for the six months ended June 30, 2004.

We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of June 30, 2005, for the remainder of 2005 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
Remainder of 2005	$1,006	$(580)	$426
2006	1,915	(1,138)	777
2007	1,583	(1,120)	463
2008	1,310	(1,053)	257
2009	1,306	(1,053)	253
Thereafter	3,056	(2,457)	599
	$10,176	$(7,401)	$2,775

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

As a result of our cumulative losses and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at June 30, 2005 was $6.1 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, Statement 154 requires retrospective application of a voluntary change in accounting principle with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in estimate (prospectively) effected by a change in accounting principle.  Further, the Statement requires that correction of errors in previously issued financial statements be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  We do not believe the adoption of FASB Statement 154 will have a material effect on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations.  FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for us in fiscal 2006.  We do not expect adoption of FIN 47 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards using the fair value method.  The effective date of this standard is for annual periods beginning after June 30, 2005.  Although management has not fully analyzed the effect this new statement will have on our financial statements in the future, the pro forma net income effect of using the fair value method for the past three fiscal years as well as further information on this new statement is presented in Note 2 to our financial statements on Form 10-K.

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

Interest rate risk.  As of June 30, 2005, we had $9.3 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2005.

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a vote of Security Holders.

At the Annual Meeting of Shareholders held on May 5, 2005, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, James E. Ousley and Robert M. Price were re-elected as directors with the following votes:

	For	Withheld

Paul F. Lidsky	9,758,135	206,086
Margaret A. Loftus	9,758,135	206,086
Greg R. Meland	9,864,911	99,310
James E. Ousley	9,745,868	218,353
Robert M. Price	9,852,644	111,577

No other matters were voted upon at the meeting.

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

Dated: August 12, 2005	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and Chief Financial Officer