Form 10-Q
period 2005-09-30
DATALINK CORP
filed 2005-11-14
CIK 1056923

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2005

or

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

Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐   No   ☒

As of November 11, 2005, 10,325,541 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of economic conditions for technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the loss of a significant customer; fixed employment costs that may impact profitability if we suffer revenue shortfalls; the impact of our cost reduction activities on business retention and future growth; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and new key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$11,331	$12,663
Accounts receivable, net	14,709	11,485
Inventories	789	627
Deferred customer support contract costs	14,867	10,770
Inventories shipped but not installed	5,080	2,343
Other current assets	431	284
Total current assets	47,207	38,172
Property and equipment, net	2,768	3,134
Goodwill	5,500	5,500
Finite lived intangibles, net	29	225
Other assets	418	38
Total assets	$55,922	$47,069

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,066	$11,031
Accrued commissions	875	1,227
Accrued income tax	72	109
Accrued sales and use tax	754	510
Accrued expenses, other	1,598	1,276
Sublease reserve current	550	—
Deferred revenue from customer support contracts	19,194	14,012
Total current liabilities	39,109	28,165
Deferred rent	285	392
Sublease reserve non-current	1,738	—
Total liabilities	41,132	28,557

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,325,541 and 10,282,545 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	10	10
Additional paid in capital	26,726	26,624
Deferred compensation	(171)	(307)
Accumulated deficit	(11,775)	(7,815)
Total stockholders’ equity	14,790	18,512
Total liabilities and stockholders’ equity	$55,922	$47,069

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Products	$22,106	$18,208	$55,679	$45,355
Services	9,127	7,425	25,536	21,945
	31,233	25,633	81,215	67,300
Cost of sales:
Cost of products	16,759	14,437	42,280	35,750
Cost of services	6,417	5,328	17,505	15,442
Total cost of sales	23,176	19,765	59,785	51,192
Gross profit	8,057	5,868	21,430	16,108
Operating expenses:
Sales and marketing	3,714	3,089	10,845	8,850
General and administrative	2,333	2,409	7,124	7,918
Engineering	1,725	1,039	3,931	2,849
Charge for sublease reserve	—	—	3,502	—
Restructuring charges	—	—	—	(63)
Amortization of intangibles	66	66	196	196
	7,838	6,603	25,598	19,750
Earnings (loss) from operations	219	(735)	(4,168)	(3,642)
Interest income, net	76	18	208	54
Net earnings (loss)	$295	$(717)	$(3,960)	$(3,588)

Net earnings (loss) per common share:
Basic	$0.03	$(0.07)	$(0.38)	$(0.35)
Diluted	0.03	(0.07)	(0.38)	(0.35)
Weighted average common shares outstanding:
Basic	10,323	10,272	10,308	10,263
Diluted	10,542	10,272	10,308	10,263

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,960)	$(3,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	27	21
Depreciation	989	1,414
Amortization of intangibles	196	196
Deferred rent	(107)	(89)
Charge for sublease reserve	3,502	—
Amortization of sublease reserve	(767)	—
Stock compensation expense	136	23
Changes in operating assets and liabilities:
Accounts receivable	(3,251)	(5,507)
Inventories	(2,899)	(1,212)
Deferred customer support contract costs/revenues, net	1,085	1,045
Accounts payable	5,035	3,425
Accrued expenses	177	683
Other	(527)	(46)
Net cash used in operating activities	(364)	(3,635)

Cash flows from investing activities:
Purchase of property and equipment	(1,070)	(247)
Net cash used in investing activities	(1,070)	(247)

Cash flows from financing activities:
Proceeds from issuance of common stock	102	99
Net cash provided by financing activities	102	99

Decrease in cash and cash equivalents	(1,332)	(3,783)
Cash and cash equivalents, beginning of period	12,663	12,565
Cash and cash equivalents, end of period	$11,331	$8,782

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.             Basis of Presentation and Use of Estimates

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

The financial statements presented herein as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.             Basic and Diluted Net Earnings and Loss per Share

Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted net earnings (loss) per share includes the effect of potential common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  For the three months ended September 30, 2005, the net earnings per share computation has been increased by 219,000 equivalent shares. Due to the net loss for the three months ended September 30, 2004 and for the nine months ended September 30, 2005 and 2004, common stock equivalents of 91,000, 168,000 and 64,000, respectively, would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted net loss per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	2005	2004	2005	2004
Net earnings (loss):
As reported	$295	$(717)	$(3,960)	$(3,588)
Non cash compensation expense	$(111)	$(351)	$(313)	$(975)
Stock compensation cost on stock based awards granted below fair market value	$—	$—	$—	$17
Pro forma	$184	$(1,068)	$(4,273)	$(4,546)
Basic earnings (loss) per share:
As reported	$0.03	$(0.07)	$(0.38)	$(0.35)
Non cash compensation expense	$(0.01)	$(0.03)	$(0.03)	$(0.09)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00	$0.00	$0.00
Pro Forma	$0.02	$(0.10)	$(0.41)	$(0.44)
Diluted earnings (loss) per share:
As reported	$0.03	$(0.07)	$(0.38)	$(0.35)
Non cash compensation expense	$(0.01)	$(0.03)	$(0.03)	$(0.09)
Stock compensation cost on stock based awards granted below fair market value	$0.00	$0.00	$0.00	$0.00
Pro forma	$0.02	$(0.10)	$(0.41)	$(0.44)

5.             Finite Lived Intangible Assets

The Company’s finite lived intangible asset is comprised of the following:

	As of September 30, 2005 (In thousands)
	Carrying Amount	Accumulated Amortization	Net
Customer lists	$3,374	$3,345	$29

Amortization expense for the nine months ended September 30, 2005, was $196,000.  Estimated amortization expense for the remainder of fiscal 2005 is $29,000.

6.             Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses and the full utilization of the Company’s loss carry back potential, the Company has recorded a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at September 30, 2005 was $6.2 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to realize these assets.  No income tax provision has been presented for the quarter ended September 30, 2005 primarily due to the utilization of net operating loss carry forwards.

At September 30, 2005, the Company had federal net operating loss carry forwards of approximately $6.2 million and state net operating loss carry forwards of approximately $13.5 million, which are available to offset future federal and state taxable income.  If not used, these net operating loss carry forwards will expire between 2013 and 2024.

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

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  The market for data storage products and services was estimated at $34 billion in 2004.  We have 15 locations throughout the United States with the highest concentration of revenues in the central states.

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

•                  We may not identify suitable acquisition candidates.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005		2004
Net sales	100.0%	100.0%		100.0%		100.0%
Cost of sales	74.2	77.1		73.6		76.1
Gross profit	25.8	22.9		26.4		23.9
Operating expenses:
Sales and marketing	11.9	12.1		13.4		13.1
General and administrative	7.5	9.4		8.8		11.8
Engineering	5.5	4.1		4.8		4.2
Charge for sublease reserve	—	—		4.3		—
Restructuring charges.	—	—		—		(0.1)
Amortization of intangibles	0.2	0.2		0.2		0.3
Total operating expenses	25.1	25.8		31.5		29.3
Operating earnings (loss)	0.7%	(2.9%	)	(5.1%	)	(5.4% )

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product sales .	$22,106	$18,208	$55,679	$45,355
Service sales .	9,127	7,425	25,536	21,945

Product gross profit	$5,347	$3,771	$13,399	$9,605
Service gross profit	2,710	2,097	8,031	6,503

Product gross profit as a percentage of product sales	24.2%	20.7%	24.1%	21.2%
Service gross profit as a percentage of service sales	29.7%	28.2%	31.4%	29.6%

Net Sales.  Our total net sales increased by $5.6 million for the three months ended September 30, 2005, or 21.8%, from $25.6 million for  the comparable quarter in 2004.  Our total net sales increased $13.9 million for the nine months ended September 30, 2005, or 20.7% from $67.3 million for the comparable period in 2004.  Our product sales increased $3.9 million, or 21.4%, to $22.1 million for the three months ended September 30, 2005, from $18.2 million for the comparable quarter in 2004.  Our product sales increased $10.3 million, or 22.8%, to $55.7 million for the nine months ended September 30, 2005, from $45.4 million for the nine months ended September 30, 2004. Our service sales increased $1.7 million, or 22.9%, to $9.1 million for the three months ended September 30, 2005 from $7.4 million for the comparable quarter in 2004.  Our service sales increased $3.6 million, or 16.4%, to $25.5 million for the nine months ended September 30, 2005, from $21.9 million for the nine months ended September 30, 2004.

Product sales can be impacted by a variety of factors including the timing of completion of projects and the number and productivity of our account executives.  The increase in product sales for both the three and nine month periods ending September 30, 2005, as compared to the same period in 2004 is partially attributable to a 13% increase in the average number of sales executives over the prior year.  The increase also reflects higher levels of productivity over the prior year.  The increase in productivity reflects an improved level of US economic activity, sales force training and sales force maturation.  Additionally, our sales mix has become more heavily weighted by new solution sets such as disk based backup which is a fast growing area of the storage market.  Also, in the current quarter, we recognized revenue of $8.1 million from a single customer installation.  While we hope to generate additional revenues from this customer in future periods, it is unknown whether that will occur.

Our service sales increase for the three month period ended September 30, 2005 as compared to the same period in 2004 was due to an increase in implementation services of $1.2 million and maintenance contracts of $522,000.  Our service sales increase for the nine month period ended September 30, 2005 as compared to the same period in 2004 was due to an increase in implementation services of $1.8 million, on-site support services of $1.0 million and maintenance contracts of $824,000.  We attempt to differentiate our solutions offerings from competition by providing customers with high quality implementation services.  Also, customers sometimes request that we provide additional data storage expertise through longer term on-site support services.  In 2005, we have increased our implementation services revenues as overall product sales have increased and we have sold increased levels of on-site services to several of our large customers.

We derived 25% and 10%, respectively, of our net sales for the three and nine month periods ended September 30, 2005 from a single customer.  We derived 12% of our net sales for the three months ended September 30, 2004 from a single customer.  We had no customers that comprised of more than 10% of our sales for the nine months ended September 30, 2004.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 25.8% for the quarter ended September 30, 2005, as compared to 22.9% for the comparable quarter in 2004.  Our total gross profit as a percentage of net sales increased to 26.4% for the nine months ended September 30, 2005, as compared to 23.9% for the nine months ended September 30, 2004.  Product gross profit as a percentage of product sales increased to 24.2% in the third quarter of 2005 from 20.7% for the comparable quarter in 2004.  Product gross profit as a percentage of product sales increased to 24.1% for the nine months ended September 30, 2005 from 21.2% for the nine months ended September 30, 2004.  Service gross profit as a percentage of service sales increased to 29.7% for the third quarter of 2005 from 28.2% for the comparable quarter in 2004.  Service gross profit as a percentage of service sales increased to 31.4% for the nine months ended September 30, 2005 from 29.6% for the nine months ended September 30, 2004.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004, we delivered more value-add storage solutions to our customers which typically generate a higher gross profit.

Our service gross profit as a percentage of service sales for the three and nine month periods ended September 30, 2005 as compared to the same period in 2004 improved as value-add storage solutions yield higher gross profits for both product and service sales.  We have generated higher gross margins with several of our customer support vendors reflecting increasing levels of services provided by Datalink.  Additionally, our on-site support services were a higher percentage of sales.  Since those services generate higher gross margins than our other services, our gross margins correspondingly increased.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.7 million, or 11.9% of net sales for the quarter ended September 30, 2005 compared to $3.1million, or 12.1% of net sales for the third quarter in 2004.  Sales and marketing expenses totaled $10.8 million, or 13.4% of net sales for the nine months ended September 30, 2005 compared to $8.9 million, or 13.1% of net sales for the nine months ended September 30, 2004.

Sales and marketing expenses in absolute dollars increased $625,000 and $2.0 million for the three and nine month periods ended September 30, 2005, respectively, as compared to the three and nine month periods ended September 30, 2004 due primarily to an increase in salaries, commission expenses and other variable compensation expense.  The increase in salaries is due to the increase in headcount for sales executives.  The increase in commission expenses is due to an increase in both revenues and gross profit percentages.  The increase in other variable compensation expense is due to attainment of certain incentive goals.  Commission expense and other incentive compensation plans are based in part on gross profit dollars and gross profit percentage.  In the current year periods, we paid a higher percentage of our gross profit in variable compensation than in the prior year.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.3 million, or 7.5% of net sales for the quarter ended September 30, 2005, compared to $2.4 million, or 9.4% of net sales for the third quarter in 2004.  General and administrative expenses were $7.1 million, or 8.8% of net sales for the nine months ended September 30, 2005 compared to $7.9 million, or 11.8% of net sales for the nine months ended September 30, 2004.

General and administrative expenses in absolute dollars decreased $76,000 and $794,000 for the three and nine month periods ended September 30, 2005, respectively, as compared to the three and nine month periods ended September 30, 2004.  The decrease in general and administrative expenses is primarily due to lower rent expenses and common area charges as a result of our sub-lease arrangements.  During the first quarter of 2005, we subleased 55,000 of the 104,000 square feet we occupied at our corporate headquarters in Chanhassen, Minnesota.  In addition, depreciation expense for our customer relationship management system also decreased in 2005.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.7 million or 5.5% of net sales for the quarter ended September 30, 2005 compared to $1.0 million, or 4.1% of net sales for the third quarter in 2004.  Engineering expenses were $3.9 million, or 4.8% of net sales for the nine months ended September 30, 2005 compared to $2.8 million, or 4.2% of net sales for the nine months ended September 30, 2004.

Engineering expenses in absolute dollars increased $686,000 and $1.1 million for the three and nine month periods ended September 30, 2005, respectively, as compared to the three and nine month periods ended September 30, 2004.  The increase in engineering expenses is due to an increase in salaries, benefits and contract consulting expenses for new technical staff.  We hired these new employees primarily to enhance our growing customer support and on-site technical staffing businesses.  We attempt to recover the costs of our engineering staff through professional service engagements like implementation and on-site services.  When we recognize professional service revenues we allocate the appropriate amount of engineering costs to cost of goods sold.  In the current and nine month period the total amount of engineering costs recovered through professional services increased but was less then the costs added.

Charge for Sublease Reserve.  On December 15, 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we currently occupied as our corporate headquarters in Chanhassen, Minnesota.  The initial sublease is co-terminal with our lease and is for 85 months starting on April 1, 2005 and ending April 27, 2012.  The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term.  We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000.  In January 2005, we discontinued use of the sublease area and we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale.  For the nine months ended September 30, 2005, we experienced a reduction in lease expense of approximately $780,000 as compared to the same period in the prior year.

Intangible Amortization.  Amortization of intangible assets was $66,000 or 0.2% of net sales for the quarter ended September 30, 2005, as compared to $66,000 or 0.3% of net sales for the third quarter in 2004.  Amortization of intangible assets was $196,000 or 0.2% and 0.3%, respectively, for the nine months ended September 30, 2005 and 2004.  We expect to fully amortize the remaining balance of the customer base intangible by November 2005.

Operating Earnings (Loss).  We had operating earnings of $219,000 for the three months ended September 30, 2005 as compared to an operating loss of $735,000 for the three months ended September 30, 2004.  We incurred an operating loss of $4.2 million for the nine months ended September 30, 2005 as compared to an operating loss of $3.6 million for the nine months ended September 30, 2004.  Excluding the $3.5 million sublease charge, our operating loss for the nine months ended September 30, 2005 was $666,000.  The increase in operating earnings of $954,000 for the three months ended September 30, 2005 as compared to the same period in 2004 is primarily due to an increase in revenue coupled with a 290 basis point improvement in gross margins, offset by an increase in commission and other variable compensation expenses.  The $2.9 million reduction in operating loss (excluding our sublease charge) for the nine months ended September 30, 2005 as compared to the same period in 2004 is primarily due to an increase in revenue coupled with a 240 basis point improvement in gross margins, offset by an increase in commission expenses, salaries and benefits for additional sales and technical staff and other variable compensation expenses.

Income Taxes.  No income tax provision has been presented for the quarter ended September 30, 2005 primarily due to the utilization of net operating loss carry forwards.  We had no income tax benefit for the nine months ended September 30, 2005, and the three and nine month periods ended September 30, 2004 as the net operating loss carry forwards generated are offset by increases in the valuation reserve for deferred income taxes.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2004, 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if we will realize these deductible differences.  In addition, we do not have the ability to realize future income tax benefits on future losses.  We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates to us that recoverability of such tax assets is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $364,000 for the nine months ended September 30, 2005 as compared to $3.6 million for the nine months ended September 30, 2004.  Significant items which impacted our operating cash flows as of September 30, 2005 were:

•                  $3.5 million one-time non-cash charge related to the sublease and lot sale for a portion of our corporate headquarters in Chanhassen, Minnesota.  Our operating loss for nine months ended September 30, 2005 of $4.2 million included this non-cash item.

•                  A $1.1 million net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net use of approximately $1.1 million in working capital.  This was primarily related to increases in inventory and accounts receivable related to several large customer orders partially offset by an increase in accounts payable for the same customer order activity.

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2005.  We used this cash primarily to upgrade our computer equipment, provide enhancements to our management information systems and complete leasehold improvements related to our sublease agreement.  We are planning for $250,000 of capital expenditures for the remainder of 2005 primarily to further enhance our management information systems.

Net cash provided by financing activities was $102,000 for the nine months ended September 30, 2005, from stock sold under our employee stock purchase plan.  Net cash provided by financing activities was $99,000 for the nine months ended September 30, 2004.

We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations for the remainder of 2005 and each of the full years thereafter are as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
Remainder of 2005	$864	$(553)	$311
2006	2,105	(1,138)	967
2007	1,771	(1,120)	651
2008	1,497	(1,053)	444
2009	1,493	(1,053)	440
Thereafter	3,139	(2,457)	682
	$10,869	$(7,374)	$3,495

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

Valuation of Goodwill.   We test goodwill for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets.  If our total market capitalization is at or below the carrying value of our net assets, it may prompt us to engage a third party valuation firm to perform a valuation of us to further assess whether our goodwill or other intangibles are impaired pursuant to SFAS 142.  We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

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

As a result of our cumulative losses and the full utilization of our loss carry back potential, we concluded during the fourth quarter of fiscal 2002 to record a full valuation allowance against our net deferred tax assets.  The valuation allowance at September 30, 2005 was approximately $6.2 million.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

All of our operations are based in the U.S. and all of our transactions are denominated in U.S. dollars. Our interest income is sensitive to changes in the general level of U.S. interest rates.  However, due to the nature of our short-term investments, we have concluded they have no material market risk.  The following is a discussion of our exposure to market risk related to changes interest rates.

Interest rate risk.  As of September 30, 2005, we had $11.3 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

Item 4. Controls and Procedures.

Changes in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Evalution of disclosure controls and procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a vote of Security Holders.

                None

Item 5.  Other Information

Effective October 11, 2005, Greg R. Meland, our Chief Executive Officer and a director, replaced Robert M. Price as Chairman of our Board of Directors.  Mr. Price continues to serve on our board.

Item 6.    Exhibits

(a)           Exhibits

10.25       Correction to Restricted Stock Award Agreements dated August 13, 2004.

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

Dated:November 14, 2005	Datalink Corporation

	By:	/s/ Daniel J. Kinsella
Daniel J. Kinsella, Vice President Finance and
Chief Financial Officer