Form 10-K
period 2005-12-31
DATALINK CORP
filed 2006-03-31
CIK 1056923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2005:  $19,133,116.

At March 10, 2006, the number of shares outstanding of each of the registrant’s classes of common stock was 10,487,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006 (the “2005 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

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

•       Data Recovery—Data recovery solutions enable companies to recover data, applications and entire computing environments following data loss or a disaster. Solutions include local and remote backup, snapshot and replication.

•       Storage Management—Datalink storage management architectures maximize utilization of storage technologies and the resources that manage them. Solutions span storage consolidation, storage area network (SAN) management, virtualization, storage resource management (SRM) and data lifecycle management and storage security.

•       Support and Maintenance—After designing and installing data storage solutions for its customers, Datalink provides expertise through 24 hours-a-day telephone problem solving support and when necessary on site maintenance.

We offer a comprehensive suite of services spanning analysis, design, implementation and support. Our highly skilled technical services and product management teams test and compare data storage technologies available from the leading manufacturers and software developers. Once a product is approved for our solution sets, our technical services team then has the flexibility to choose from the best of these storage technologies to solve our customers’ growing data storage needs. In addition, our support staff ensures the continued success of our data storage solutions for each customer. We believe these value-added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

International Data Corporation (IDC) projects data growth at an annual compound rate of approximately 8-10% through 2007. With this ongoing growth in creation and storage of data and the increasing strategic importance of having the data available, we expect the data storage markets in which we compete to continue to expand. Data storage is currently a large market, with spending in 2005 estimated at $36 billion and expected to exceed $40 billion by 2007. Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage coupled with increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. We expect these issues will continue to generate interest in new data storage solutions that allow users to be more productive and to meet the needs of their organizations.

At the same time, IT headcount is estimated to remain relatively flat over the next several years, making it necessary for organizations to dramatically improve storage management productivity to avoid being inundated by growing data storage capacities. To address this growing gap, we expect that organizations will consolidate their storage infrastructures and augment them with enhanced software capabilities such as virtualization, storage resource management and data lifecycle management.

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

•       Storage security.
Business requirements surrounding regulatory compliance, data privacy, internal controls, and protecting intellectual property have made storage security a priority in many organizations. We expect organizations will increasingly deploy storage security solutions utilizing encryption capabilities to protect vital data assets.

•       Continued migration to networked storage infrastructures using virtualization technologies.
We expect that through a variety of storage networking and virtualization technologies, organizations will attain shared (consolidated) storage capabilities. Consolidated and virtualized storage benefits include increased flexibility in implementing and managing storage, increased storage device utilization levels, improved quality of service, reduced administration costs and increased operational efficiency.

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
A number of storage management software innovations continue to mature in the market. Storage management software enhancements span virtualization, storage resource management and data lifecycle management. Newer software functionalities offer advanced backup reporting and categorization. We anticipate that advances in each of these areas will enable improved storage availability, manageability and performance.

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

Pressures on Customers.   We believe organizations will increasingly look outside their in-house technical staff to independent information storage architects, such as Datalink, for specialized expertise. Networked storage architecture design is complex. Advanced functionalities, such as disk-based backup and recovery, storage security, and virtualization, further increase the level of complexity. Although organization-wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In addition, there continues to be a steady influx of new products and technologies introduced to the market. In-house information technology departments prefer to focus their efforts on mission-critical applications. Accordingly, they often turn to outside storage experts that are able to research, design, implement and support networked storage solutions.

Pressures on Manufacturers.   We believe manufacturers increasingly rely on channel partners such as us for two principal reasons:

•        Sophisticated disk-based backup and recovery solutions require the integration of highly specialized products made by a variety of manufacturers. A typical enhanced data recovery architecture, for instance, can utilize components such as software, tape libraries, and disk systems, each from a different manufacturer. High-end data storage manufacturers generally focus on only a portion of the overall enhanced data recovery system, leaving companies like us to integrate comprehensive networked data storage solutions from the best available products and technologies.

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

Independence.   Unlike many of our competitors, we are independent of any manufacturer or particular technology. Our customers are increasingly using open systems computing architectures, which can combine products from multiple manufacturers. Our customers value our independence and rely on us to choose the best available hardware and software and tailor it to their individual needs.

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

Implementation

Once we design and test a system, we formulate a detailed project implementation plan with our customers to meet their financial and operating objectives and minimize disruption to their operations. We oversee the timely delivery of hardware and software products to the customer’s location. We then coordinate the installation with our technical services team, or personnel from the equipment manufacturer, and complete the installation at the customer’s site using industry best practices.

Support

We provide our customers advanced technical support from a team of customer support and field engineers. Our extensive experience in data storage systems enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. The support desk staff also acts as our primary interface with manufacturers’ technical support organizations.

Datalink’s SupportLink™ support services offer additional flexible levels of service to help organizations maximize the return on their storage technology investments. We believe that our SupportLink program is one of very few customer service plans that provide support across multiple storage product lines and manufacturers.

We offer maintenance and repair service options under our service program. We offer a variety of on-site service options, including four hour guaranteed response times seven days per week, 24 hours per day. Our technical staff first assists customers in identifying the source of system problems and in determining whether there is defective hardware or software. We contract with a number of our suppliers and other independent service organizations to provide any required on-site maintenance and repair services.

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

Increase Sales Team Productivity

Although we believe that Datalink’s sales productivity is high, we believe it can be enhanced. We plan to accelerate the learning and productivity curve of our newer sales professionals and enhance the skills of seasoned executives through implementation of techniques and best practices learned from our top producers.

Scale Existing Locations

We intend to focus on our existing geographic locations to increase market share, leverage fixed expenses and provide higher quality service levels. Datalink will drive this growth by hiring experienced, quality account executives and storage engineers to gain sales productivity and field engineering utilization.

Expand Customer Support Revenues

We have significantly increased our customer support capabilities and performance over the last several years and will continue to make this a focus. Our customers appreciate our quality support initiatives, which we believe will continue to be a key differentiator and growth driver for Datalink.

Enhance Our Professional Services Business

There is significant opportunity to sell more of our storage services expertise to customers. By improving our assessment, storage audit and implementation service methodologies and sales tools, we plan to enhance our solution selling capabilities and continue to drive gross margins to higher levels.

Pursue Regional Acquisitions

We believe there is an opportunity to strengthen our resources and presence in key geographies through the acquisition of select regional competitors.

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

Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Primary Storage	EMC Corporation Hitachi Data Systems Corporation Network Appliance Inc. Sun Microsystems, Inc.
Tape Automation	Advanced Digital Information Corporation Quantum Corporation Spectra Logic Corporation Sun Microsystems, Inc.

Software	Diligent Technologies Corporation EMC Corporation Symantec Corporation
Switches/Directors	Brocade Communications Systems, Inc. McData Corporation Cisco Systems, Inc.
Fibre Channel Host Bus Adapters	Emulex Corporation QLogic Corporation

Customers

Our customers trust us with their most demanding data storage projects. Customer engagements range from specialized professional assessment and design services, to complex organization-wide SAN implementations. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which are reflected by our significant repeat business. Spanning a broad array of industries, our customers include CBS SportsLine.com, Cingular Wireless, Harris Corporation, Fidelity National Financial, GMAC-RFC, St. Jude Medical, Inc., Tyson Foods, Inc., Valero Energy Corporation and World Savings.

Sales and Marketing

We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, we have 13 field sales offices in order to efficiently serve our customers’ needs.

Our field account executives and account associates work closely with our technical services team in evaluating the enterprise-class information storage needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. We believe that the average longevity of service of our sales force, and their close collaboration with our technical services team, is a key factor to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other storage solution providers.

In addition to the efforts of our field account executives, inside account associates, and technical services team we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly execute integrated, demand creation campaigns, gain exposure through online and print trade publications, hold webcasts and informational seminars and publish a quarterly newsletter.

Competition

Datalink primarily competes with the direct sales forces of storage OEM’s. Besides Datalink’s current technology partners, these OEM competitors include International Business Machines Corp., Hewlett-Packard Company, Sun Microsystems, Inc. and Dell Computer Corporation. In addition, we compete with channel partners of storage OEM’s. These include MTI Technology Corporation, Forsythe Technology, Inc., SAN Holdings, and Sirius.

Employees

As of December 31, 2005, we had a total of 147 full-time employees. We have no employment agreements with any of our employees, except for our Chief Financial Officer. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

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

Available Information

We have available a website on the Internet. Our address is www.datalink.com. We make available at our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.                Risk Factors.

As indicated in this Annual Report under the caption “Note Regarding Forward-Looking Statements,” certain information contained in this Annual Report consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report include the following:

We cannot assure future profitability.

Although we achieved positive net income in the fourth quarter of 2004 and for the second, third and fourth quarters of 2005, we have incurred net losses all other quarters since the fourth quarter of 2001. We cannot assure that we will return to profitability in the foreseeable future, or at all. Our continued losses may adversely affect our stock price.

Competition could prevent us from increasing or sustaining our revenues or profitability.

The enterprise-class information storage market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. We compete with independent storage system suppliers to the mid to large enterprise market and numerous value added resellers, distributors and consultants. We also compete in the storage systems market with general purpose computer platform suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

Some of our current and potential competitors include our suppliers. We are not the exclusive reseller of any data storage product we offer. Instead, our suppliers market their products through other independent data storage solution providers, original equipment manufacturers and, often, through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would likely result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us.

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

In 2005, we had no customers that accounted for at least 10% of our revenues. However, our top five customers collectively accounted for 27% of our 2005 revenues. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

Our revenue recognition policies unpredictably defer reporting of our revenues.

We increasingly sell complex enterprise-class information storage solutions, which include installation and configuration services. We do not recognize revenues from our sale of hardware and software products to our customers until we complete our required installation or configuration of these products. Installation and configuration of these solutions requires significant coordination with our customers and vendors. Therefore, even if we have shipped all products to our customers, we may be unable to control the timing of product installation and configuration. These delays can prevent us from recognizing revenue on products we ship and may adversely affect our quarterly reported revenues. As a result, our stock price may decline.

Our key vendors could discontinue their incentive programs, which could adversely affect our business.

Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products. These programs contributed to our profitability in 2004 and 2005. We cannot assure that these programs will continue. If they do not, we may be unable to achieve profitability in the future.

Our business depends on our ability to hire and retain technical personnel and highly qualified sales people.

Our future operating results depend upon our ability to attract, retain and motivate qualified engineers and sales people with enterprise-class information storage solutions experience. If we fail to recruit and retain additional engineering and sales personnel, or if continued losses require us in the future to terminate employment of some of these personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

We generally do not have employment agreements with our key employees.

Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many who have substantial experience in our industry and would be difficult to replace. Except as to our new Chief Financial Officer, we generally do not have employment, non-competition or nondisclosure agreements with our officers or employees, including our executive officers. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

We may not be fully compliant with Sarbanes-Oxley regulations.

Beginning with our year-end audit for 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to formally assess and attest that our internal controls are sufficient to provide accurate reporting of financial results. We will engage our independent accountants to perform an audit of our assessment and issue an opinion on the sufficiency of our internal controls. We are in the beginning phases of our assessment. Although we expect to incur significant costs to achieve compliance, we do not know if we will be fully compliant with the regulations by the end of 2007. If we are not compliant, we may incur additional costs to become compliant, we could lose our Nasdaq Stock Market listing and our stock price could be unfavorably impacted.

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

•       our compliance with SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002; and

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

If we fail to elect an additional independent director to our Board, we may lose our Nasdaq Stock Market listing.

In March 2006, one of our directors, Gregory T. Barnum, accepted employment with us as our new Chief Financial Officer. At that time, Mr. Barnum resigned from our Board of Directors. This action left us with six directors, only three of whom we have determined are “independent” under the rules of the Nasdaq Stock Market. Nasdaq requires that we have a majority of directors who are independent. In accordance with Nasdaq rules, we have until our next scheduled annual meeting (in May 2006) to correct this deficiency. Until we do so, Nasdaq will identify us as a non-compliant company, which could adversely affect our stock price. We cannot assure that we will timely identify and elect a new independent director or obtain the resignation of a non-independent director to otherwise comply with the Nasdaq rules. If we fail to timely comply, Nasdaq could remove our stock from trading, which could adversely affect our stock price.

Our future recognition of the expenses associated with stock-based compensation may adversely affect our stock price.

In the first quarter of 2006, we will adopt SFAS 123(R), which will require us to measure and recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for 2006 and future years will contain a charge for stock-based compensation related to restricted stock and stock options granted to employees and employee stock purchases. This charge is in addition to any stock-based compensation we have recognized in the past. SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards. Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value. We cannot assure that the valuation models we apply will accurately measure the fair value of our stock-based compensation. Our stock price may be adversely affected by the existence, amount or unpredictability of our future stock-based compensation expense.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

We occupy 49,000 square feet of an office and warehouse facility in Chanhassen, Minnesota as our corporate headquarters, including our principal technical operations and our integration, assembly and support service operations. Our other 13 locations which house sales and technical staff are small-to-medium-sized offices throughout the United States.

Item 3.                        Legal Proceedings.

We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2005.

Item 4.                        Submission of Matters to a Vote of Security Holders.

We submitted no matters during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common is quoted on the Nasdaq National Market under the symbol “DTLK”. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 2005
First Quarter	$3.23	$2.47
Second Quarter	3.09	1.86
Third Quarter	4.30	2.84
Fourth Quarter	4.22	3.01
Year Ended December 31, 2004
First Quarter	5.00	3.83
Second Quarter	4.10	3.14
Third Quarter	3.26	1.77
Fourth Quarter	2.94	1.66
Year Ended December 31, 2003
First Quarter	4.15	3.07
Second Quarter	4.95	3.62
Third Quarter	5.55	4.16
Fourth Quarter	4.66	3.47

On March 24, 2006, the closing price per share of our common stock was $4.01. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 3, 2006, there were approximately 89 holders of common stock, including record holders and stockholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held through a small number of record holders by over 1,536 beneficial owners.

Except for distributions paid to our pre-initial public offering corporation stockholders related to S corporation earnings generated prior to our initial public offering in 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We did not purchase any of our securities during 2005. You can find additional information about our equity compensation plans in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.                        Selected Financial Data.

You should read the information below with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements. We derived the data as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, from our financial statements that are included in this Annual Report. We derived the data as of December 31, 2003, 2002 and 2001, and for the years ended December 31, 2002 and 2001, from our financial statements not included in this Annual Report.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$81,582	$63,235	$61,350	$58,492	$96,188
Service sales	35,531	30,048	29,787	28,008	28,596
Total net sales	117,113	93,283	91,137	86,500	124,784
Cost of sales:
Cost of product sales	62,147	48,568	47,477	44,776	70,393
Cost of services	24,321	21,175	20,198	20,000	20,328
Total cost of sales	86,468	69,743	67,675	64,776	90,721
Gross profit	30,645	23,540	23,462	21,724	34,063
Operating expenses:
Sales and marketing	15,062	12,438	10,985	11,481	15,836
General and administrative	9,954	10,366	10,960	10,354	11,221
Engineering	5,121	3,764	4,220	4,954	5,259
Charge for sublease reserve (1)	3,502	—	—	—	—
Restructuring charges (2)	—	(63)	2,078	—	—
Amortization of goodwill and other intangibles (3)	224	261	724	1,088	2,264
Total operating expenses	33,863	26,766	28,967	27,877	34,580
Operating loss	(3,218)	(3,226)	(5,505)	(6,153)	(517)
Interest income, net	303	83	74	117	127
Loss before income taxes	(2,915)	(3,143)	(5,431)	(6,036)	(390)
Income tax (benefit) expense (4)	—	—	(276)	(618)	115
Net loss	$(2,915)	$(3,143)	$(5,155)	$(5,418)	$(505)
Net loss per common share:
Basic	$(0.28)	$(0.31)	$(0.50)	$(0.56)	$(0.06)
Diluted	$(0.28)	$(0.31)	$(0.56)	$(0.50)	$(0.06)
Weighted average shares outstanding:
Basic	10,318	10,286	10,333	9,687	8,921
Diluted	10,318	10,286	10,333	9,687	8,921

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,434	$12,663	$12,565	$10,334	$5,846
Working capital	9,385	10,007	11,488	13,477	10,729
Total assets	63,143	47,069	36,094	44,785	46,768
Note payable to former stockholder (5)	—	—	—	—	704
Stockholders’ equity	15,835	18,512	21,496	26,346	26,114

(1)          We recorded a charge for sublease reserve of $3.5 million related to the sublease of approximately 55,000 of the 104,000 square feet we formerly occupied as part of our corporate headquarters in Chanhassen, Minnesota and the sale of a lot we owned next to our headquarters.

(2)          We recorded restructuring expense as a result of cost reduction initiatives in the fourth quarter of 2003. These initiatives included severance expenses for headcount reductions, office closure expenses and a charge for impairment of our customer base intangible asset.

(3)          With the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing $5.5 million of goodwill.

(4)          Our 2002 income tax benefit was offset by $1.6 million of expense for a valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2005, 2004, 2003 and 2002 and the near-term uncertainty of taxable income, management cannot reasonably predict when or if we will realize these deductible differences.

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

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. The market for data storage products and services is large. IDC estimates that external disk storage revenue grew more than 12% year over year and networked storage (SAN and NAS) grew nearly 70% year over year. We have 14 locations throughout the United States with the highest concentration of revenues in the central states.

We sell support service contracts to most of our customers. When customers purchase support services through us, customers receive the benefit of integrated system wide support. We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with Datalink and/or vendor technical staff to meet the customer’s needs. Our support service agreements with our customers include an underlying agreement with the product manufacturer. The manufacturer provides on-site support assistance if necessary. We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months.

The enterprise-class information storage market is rapidly evolving and highly competitive. Our competition includes other independent storage system integrators, high end value added resellers, distributors, consultants and the internal sales force of our suppliers. Our ability to hire and retain qualified outside sales representatives and engineers with enterprise-class information storage experience is critical to effectively competing in the marketplace and achieving our growth strategies.

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

We view the current data storage market as providing significant opportunity for growth. Currently, Datalink’s market share is a small part of the overall market. However, the providers of the data storage industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products. While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth. Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us. We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure. Our current strategies are focused on:

•        Increasing productivity of our sales and technical teams in our existing locations.

•        Growing our customer support revenue and market share. We believe that our customer support services offerings are becoming increasingly attractive to companies looking for system-wide integrated support.

•        Increasing our professional services revenues. We believe there is an opportunity to sell more of our data storage services such as implementation services, storage environment assessments and on-site data storage management and architecture services.

•        Exploring potential regional acquisitions that we believe can strengthen our resources and capabilities in key geographic locations.

To pursue these strategies, we are:

•        Improving our training, tools and recruiting efforts for sales and engineering teams to increase productivity.

•        Hiring additional customer support staff and enhancing the customer support staff’s communications and call management capabilities.

•        Developing more effective delivery capabilities for professional services and solutions.

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

Results of Operations

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.8	74.8	74.3
Gross profit	26.2	25.2	25.7
Operating expenses:
Sales and marketing	12.8	13.3	12.1
General and administrative	8.5	11.1	12.0
Engineering	4.4	4.0	4.6
Charge for sublease reserve	3.0	—	—
Restructuring charges	—	—	2.3
Amortization of intangibles	0.2	0.3	0.8
Total operating expenses	28.9	28.7	31.8
Operating loss	(2.7%)	(3.5%)	(6.1%)

Comparison of Years Ended December 31, 2005, 2004 and 2003

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Years Ended December 31,
	2005	2004	2003
Product sales	$81,582	$63,235	$61,350
Service sales	35,531	30,048	29,787
Product gross profit	$19,435	$14,667	$13,873
Service gross profit .	11,210	8,873	9,589
Product gross profit as a percentage of product sales .	23.8%	23.2%	22.6%
Service gross profit as a percentage of service sales	31.5%	29.5%	32.2%

Net Sales.   Our product sales increased 29.0% in 2005 from 2004 to $81.6 million, and increased 3.1% in 2004 from 2003 to $63.2 million. Our service sales, which include customer support, consulting and installation services, increased 18.2% in 2005 from 2004 to $35.5 million, and remained relatively flat between 2004 and 2003 at $30.0 million as compared to $29.8 million.

The increase in our product sales in 2005 as compared to 2004 reflects a greater number of customers funding large projects, particularly for enhanced data recovery technology solutions. We had an increase in customers representing more than $500,000 in annual revenues from 29 in 2004 to 43 in 2005. Since 2003, we have continued to increase the productivity of our sales executives. The following table shows the change in our average number of account executives and the increase in our net sales per average number of account executives.

	% Change in Average No. of Account Executives	% Change in Net Sales per Average No. of Account Executives
2005 vs. 2004	11%	13%
2004 vs. 2003	(10%)	13%

The increase in the average number of account executives from 2004 to 2005 reflects our hiring of experienced, quality account executives in key geographic locations. The decline in the number of account executives from 2003 to 2004 reflects our closure of selected offices and turnover primarily in late calendar 2003.

The increase in our service revenues for 2005 over 2004 reflects an increase in all categories of our service revenue. Customer support contract revenues increased $2.2 million or 9%, consulting service revenues increased $1.1 million or 81% and installation and configuration service revenues increased $2.2 million or 64%. With the growth in our product revenues, we continue to successfully sell our installation and configuration services. The slight increase in our service revenues between 2003 and 2004 reflects a $1.9 million increase in consulting service revenues, offset by a $1.1 million decrease in installation and configuration service revenues and a $360,000 decrease in customer support contract revenues. In 2003, we completed a particularly large storage solution installation and configuration project, but did not renew a large customer support contract.

We derived approximately 10% of our sales from our customer, Gateway, Inc., during 2003. We had no other customers that comprised more than 10% of our sales in 2003, 2004 or 2005.

Gross Profit.   Our total gross profit as a percentage of net sales increased to 26.2% in 2005 from 25.2% in 2004, which was a decrease from 25.7% in 2003.

Product gross profit as a percentage of product sales increased to 23.8% in 2005 as compared to 23.2% in 2004 and as compared to 22.6% in 2003. The percentage improvement in both 2005 and 2004 reflects the increase in enhanced data recovery technology solution purchases made by our customers for which we achieved a higher gross profit. We have various programs in place with our vendors that provide economic incentives for achieving various sales performance targets. Achieving these targets contributed favorably to our 2005 and 2004 product gross profit. These vendor incentive programs constantly change and we negotiate them separately with each vendor. While we expect the incentive programs to continue, the vendors could modify or discontinue them, which would unfavorably impact our product gross profit margins.

Service gross profit as a percentage of service sales increased to 31.5% in 2005 as compared to 29.5% in 2004 and decreased as compared to 32.2% in 2003. The percentage increase in 2005 as compared to 2004 reflects an improvement in our gross profit percentage for customer support contract renewals. The percentage decrease in 2004 as compared to 2003 is primarily due a single large installation and configuration project in 2003 on which we achieved a higher than normal gross profit percentage. For 2004, we also failed to renew a few large customer support contracts.

Sales and Marketing.   Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $15.1 million, or 12.8% of net sales for 2005 as compared to $12.4 million, or 13.3% of net sales for 2004 and $11.0 million, or 12.1% of net sales for 2003. The increase in sales and marketing expense in absolute dollars is primarily a result of higher commission and bonus expenses of $1.7 million due to the higher sales volume in 2005 as compared to 2004. The increase in sales and marketing expense in absolute dollars for 2004 as compared to 2003 is also a result of higher commission expense of $1.7 million due to a change in compensation plans and higher sales volume. The decrease in sales and marketing expense as a percentage of net sales from 2005 to 2004 reflects better leverage of our fixed costs as revenues increased in 2005. The increase in sales and marketing expense as a percentage of net sales from 2004 as compared to 2003 resulted from the increase in commission expenses due to compensation plan changes. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

General and Administrative.   General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses decreased to $9.9 million, or 8.5% of net sales for 2005 compared to $10.4 million, or 11.1% of net sales for 2004 and $11.0 million, or 12.0% in 2003. The decrease in general and administrative expenses in absolute dollars for 2005 as compared to 2004 is due to a decrease  of $507,000 in depreciation expense primarily for our customer relationship management system and reduced facilities expenses of $950,000 related to the sublease of our Chanhassen facility. This decrease was partially offset by an increase in variable compensation for executives and managers of $701,000 and an increase in accounting, legal and consulting fees of $187,000 for fees related to SEC and Sarbanes-Oxley compliance activity. The decrease in general and administrative expenses in absolute dollars in 2004 compared to 2003 is due to lower depreciation expense primarily for our customer relationship management system of $225,000 and reduced facilities expenses of $412,000 related to our office closures and subleases. Our general and administrative expenses were lower as a percentage of net sales for 2005 as compared to 2004 and for 2004 as compared to 2003, due to the reduced spending coupled with an increase in sales.

Engineering.   Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $5.1 million, or 4.4% of net sales in 2005 compared to $3.8 million, or 4.0% of net sales in 2004 and $4.2 million, or 4.6% of net sales in 2003. The increase in engineering expenses in absolute dollars for 2005 as compared to 2004 is due primarily to an increase in compensation expense of $1.0 million related to a 12% increase in headcount coupled with higher health insurance expenses and variable compensation expenses. The decrease in engineering expenses in absolute dollars for 2004 as compared to 2003 is due to $862,000 of compensation savings associated with a reduction in the number of engineers and engineering managers, offset by an increase in outside consulting expenses of $155,000 and a $71,000 increase in travel and entertainment expenses.

The increase in engineering expenses as a percentage of sales for 2005 as compared to 2004 is the result of higher engineering expenses despite the growth in revenues. We added personnel resources for our customer support desk staff. The decrease in engineering expenses as a percentage of sales for 2004 as compared to 2003 is the result of higher revenues and lower expenses in 2004.

Overall Cost Reduction Initiatives.   Because of the difficult economic climate for technology spending that we faced over the past several years, and with our recent operating losses, we have actively sought to reduce costs across our business. In October 2003, we announced several cost reduction initiatives and management changes. These changes resulted in a fourth quarter 2003 charge of $2.1 million. As part of these cost reduction initiatives, we reduced our staff by 16% in 2003. Employee severance charges were $568,000. We also announced the closure of four offices. Office closing costs for lease terminations were $584,000. The office closures included closing an office and terminating personnel from our

OpenSystems.com, Inc. acquisition in November 2000, resulting in an impairment of our customer base intangible asset. The resulting impairment charge of the asset was $926,000.

In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000. In the first quarter of 2005, we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale. We obtained cost savings of approximately $950,000 in 2005 as a result of the sublease agreement and expect to achieve comparable savings in future years during the sublease term.

Intangible Amortization.   Amortization of intangible assets decreased to $224,000 in 2005 from $261,000 in 2004 and $724,000 in 2003. The amortization relates primarily to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000. We test for impairment of goodwill and intangibles annually or whenever impairment is indicated. For 2005 and 2004, we determined that our goodwill was not impaired. However, in the fourth quarter of 2003, we recorded an impairment charge on our OpenSystems.com customer base intangible asset in connection with our cost reduction initiatives. We fully amortized the remaining customer base intangible asset in 2005. During 2003, we amortized the remaining $76,000 balance of the customer base intangible asset we acquired in our July 1998 acquisition of Direct Connect Systems, Inc.

Operating Loss.   We incurred operating losses of $3.2 million in 2005 and 2004 and $5.5 million in 2003. Since the restructuring in October 2003, our financial results have steadily improved. Excluding the sublease charge of $3.5 million in the first quarter of 2005, we generated operating income of $284,000 in 2005. In the fourth quarter of 2005, we generated net income of $1.0 million. However, we expect to post a slight net loss to a slight profit for the first quarter ending March 31, 2006. This relates to an expected decrease in sales, typically our slowest quarter, and an expected increase in operating expenses in the first quarter of 2006 primarily due to normal recurring costs more heavily weighted to the early part of the year. The higher costs relate to payroll taxes, public reporting and benefit accruals.

The reduction in our operating losses of $2.3 million for 2004 as compared to 2003 is a result of $2.1 million of restructuring charges included in the 2003 operating loss and the favorable impact of our cost reduction efforts in 2004.

Income Taxes.   We had no income tax benefit or expense in 2005 or 2004. We provided for an income tax benefit of $276,000 in 2003. The income tax benefit generated for 2003 represents a higher than expected federal income tax refund from our 2002 tax return. The ultimate realization of deferred tax assets, which are currently fully reserved, is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2005, 2004 and 2003 and the near-term uncertainty of taxable income, we cannot reasonably predict when or if we will realize these deductible differences. In addition, we do not have the ability to realize future income tax benefits on future losses.

Quarterly Results and Seasonality

The following table sets forth our unaudited quarterly financial data for each quarter of 2005 and 2004. We have prepared this unaudited information on the same basis as the audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2005					2004
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$21,241	$28,741	$31,233	$35,898	$20,204	$21,463	$25,633	$25,983
Gross profit	5,759	7,614	8,057	9,215	5,008	5,232	5,868	7,432
Operating income (loss)	(4,775)	388	219	950	(1,860)	(1,047)	(735)	416
Net income (loss)	(4,701)	446	295	1,045	(1,840)	(1,031)	(717)	445

We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, delays in storage system installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, trends in the enterprise-class information storage industry in general or the geographic and industry specific markets in which we are currently active, or may be in the future. In addition, economic conditions and competition also affect our customers’ decisions to place orders with us. Further, our success in integrating any acquired business or in opening any new field offices could impact our net sales.

Liquidity and Capital Resources

We have financed our operations and capital requirements through cash flows generated from operations and the proceeds from our offerings of our common stock. Our working capital was $9.4 million at December 31, 2005 as compared to $10.0 million at December 31, 2004. Our current ratio was 1.2:1 at December 31, 2005 as compared to 1.4:1 at December 31, 2004. At December 31, 2005, our cash and cash equivalents balance was $13.4 million.

Cash provided by operating activities for 2005 was $1.7 million as compared to $396,000 in 2004 and $3.2 million in 2003. Significant items which impacted our operating cash flows in 2005 were:

•       A $7.2 million increase in accounts receivable reflecting increasing sales activity over the prior year.

•       An $8.6 million increase in accounts payable reflecting the increase in business with our vendors for our increasing sales activity.

•       A net increase of $2.5 million related to the sublease of part of our Chanhassen facility. This includes the $3.5 million non-cash charge related to the sublease and lot sale offset by $1.0 million of amortization for the year.

•       A $2.9 million increase in inventories shipped but not installed for our backlog of orders at the beginning of 2006.

•       A net $1.6 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

The cash provided in 2004 resulted from:

•       A $3.0 million increase in accounts receivable, reflecting increasing sales activity offset by an increase in accured expenses for employee bonus incentives.

•       A $2.2 million increase in accounts payable due to higher sales activity.

•       A net increase in $1.0 million in deferred customer support contracts.

The cash provided in 2003 resulted primarily from a reduction in our net operating assets. This included a $2.0 million income tax refund, a $1.9 million reduction in inventory shipped but not installed with fewer projects left to be installed at year end, a $441,000 reduction in field evaluation inventory and a $3.9 million reduction in accounts receivable due to an improvement in our days sales outstanding. These reductions were partially offset by a $3.5 million reduction in accounts payable.

Cash used in investing activities was $1.1 million in 2005, $415,000 in 2004 and $1.1 million in 2003. In 2005, we used this cash to complete the facility build-out related to our Chanhassen sublease, purchase computer equipment and provide further enhancements to our web-enabled reporting tools. In 2004, we used this cash to purchase computer equipment, complete a data warehouse project and provide further enhancements to our business reporting software tool. In 2003, we used this cash to complete our own storage and data recovery project, purchase computer equipment and provide further enhancements to our customer relationship management information systems and our business reporting software tool.

Cash provided in financing activities in 2005, 2004 and 2003 was $148,000, $117,000 and $111,000, respectively, all of which we received from stock sold under our employee stock purchase plan and from the exercise of options. We discontinued our employee stock purchase plan in December 2005.

Our bank revolving credit facility expired in June 2004. We have not renewed it or pursued a new facility. We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility. For more information, see Note 4 of the Notes to our Financial Statements.

We have an 11-year non-cancelable operating lease for our corporate headquarters in Chanhassen, Minnesota which expires in 2012. The lease requires annual base rental payments of approximately $1.3 million.  In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied. The initial term of the sublease is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublease requires rent payments ranging from $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. For more information, see Note 6 of the Notes to our Financial Statements.

Contractual Obligations and Commitments

As of December 31, 2005, our contractual cash obligations consisting of future minimum lease payments due under non-cancelable operating leases are as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2006	$2,098	$(1,138)	$960
2007	1,771	(1,120)	651
2008	1,502	(1,053)	449
2009	1,504	(1,053)	451
2010	1,397	(1,053)	344
Thereafter	1,686	(1,404)	282
	$9,958	$(6,821)	$3,137

In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is 85 months starting in April 2005 and ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. The rent includes the costs of common area management, common systems repairs, real estate taxes and standard utilities. We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000, which we originally acquired in 2001 for $384,000. We incurred the following charges in the first quarter of 2005 associated with our sublease and related activities:

Item	Sublease Charge
Rent reserve (excess of lease expense over sublease income)	$3,069,000
Accelerated depreciation	249,000
Loss on land sale	184,000
Total	$3,502,000

We also incurred cash expenditures, for leasehold improvements and transaction fees, associated with our sublease and the related activities, net of the proceeds from our lot sale, at $822,000. We capitalized these cash outlays and are amortizing them over the lease term.

We believe that our current cash balance and funds generated from operations will finance our current operations and planned capital expenditures for at least the next twelve months. We believe if the need should arise to borrow funds, we could obtain a secured facility. We are planning for $500,000 to $1.0 million of capital expenditures during 2006 primarily related to enhancements to our management information systems.

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

Commission Expense.   We utilize a direct sales force to generate virtually all of our revenues. We pay our sales people a combination of base salary and commissions. We pay commissions based on the amount of gross profit generated from the products and services sold. We match commissions to the appropriate transactions and recognize commission expense at the time we recognize the related revenues and gross profit.

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

As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we have made a full valuation allowance against our net deferred tax assets. The valuation allowance at December 31, 2005 was $4.8 million. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of SFAS 123(R). SFAS 123(R), which will begin to apply in our first quarter of 2006, requires us to recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We are to measure this cost based on the fair value of the equity or liability instruments issued at the grant date. The cost of employee services received in exchange for an award of liability instruments is measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. SFAS 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

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

Interest rate risk.   As of December 31, 2005, we had $13.4 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

Foreign currency exchange rate risk.   We market and sell all of our products and services in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.   We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Datalink Corporation

Chanhassen, Minnesota

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period then ending. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two year period then ending, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

January 26, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Datalink Corporation:

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Datalink Corporation for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Datalink Corporation for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota

February 6, 2004

DATALINK CORPORATION
BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$13,434	$12,663
Accounts receivable, net	18,673	11,485
Inventories	831	627
Deferred customer support contract costs	16,500	10,770
Inventories shipped but not installed	5,064	2,343
Other current assets	261	284
Total current assets	54,763	38,172
Property and equipment, net	2,476	3,134
Goodwill	5,500	5,500
Intangibles, net	—	225
Other assets	404	38
Total assets	$63,143	$47,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,660	$11,031
Accrued commissions	1,359	1,227
Accrued income taxes	70	109
Accrued sales and use taxes	645	510
Accrued expenses, other	1,893	1,276
Sublease reserve current	384	—
Deferred revenue from customer support contracts	21,367	14,012
Total current liabilities	45,378	28,165
Deferred rent	289	392
Sublease reserve non-current	1,641	—
Total liabilities	47,308	28,557
Commitments and contingencies (Notes 6, 7, 9 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,404,105 and 10,282,545 shares issued and outstanding as of December 31, 2005 and 2004, respectively	10	10
Additional paid-in capital	26,555	26,624
Deferred compensation	—	(307)
Accumulated deficit	(10,730)	(7,815)
Total stockholders’ equity	15,835	18,512
Total liabilities and stockholders’ equity	$63,143	$47,069

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales:
Product sales	$81,582	$63,235	$61,350
Service sales	35,531	30,048	29,787
Total net sales	117,113	93,283	91,137
Cost of sales:
Cost of product sales	62,147	48,568	47,477
Cost of services	24,321	21,175	20,198
Total cost of sales	86,468	69,743	67,675
Gross profit	30,645	23,540	23,462
Operating expenses:
Sales and marketing	15,062	12,438	10,985
General and administrative	9,953	10,366	10,960
Engineering	5,121	3,764	4,220
Charge for sublease reserve	3,502	—	—
Restructuring charges	—	(63)	2,078
Amortization of intangibles	225	261	724
Operating loss	(3,218)	(3,226)	(5,505)
Interest income	303	83	74
Loss before income taxes	(2,915)	(3,143)	(5,431)
Income tax benefit	—	—	(276)
Net loss	$(2,915)	$(3,143)	$(5,155)
Net loss per share, basic and diluted:
Loss per share	$(0.28)	$(0.31)	$(0.50)
Weighted average shares outstanding:
Basic and diluted	10,318	10,268	10,227

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

					Retained
				Unearned	Earnings/
	Common Stock		Additional	Restricted	(Accumulated
	Shares	Amount	Paid-in Capital	Stock	Deficit)	Total
Balances, December 31, 2002	10,207	$10	$25,854	$—	$482	$26,346
Net loss	—	—	—	—	(5,155)	(5,155)
Compensation expense related to stock options	—	—	194	—	—	194
Common shares issued under employee stock purchase plan and stock option plans	35	—	111	—	—	111
Balances, December 31, 2003	10,242	10	26,158	—	(4,672)	21,496
Net loss	—	—	—	—	(3,143)	(3,143)
Compensation expense related to stock options	—		—	17	—	17
Restricted stock grant	—	—	332	(307)		25
Common shares issued under employee stock purchase plan and stock option plans	41	—	117	—	—	117
Balances, December 31, 2004	10,283	10	26,624	(307)	(7,815)	18,512
Net loss	—	—	—	—	(2,915)	(2,915)
Restricted stock grant	63		(217)	307		90
Common shares issued under employee stock purchase plan and stock option plans	58	—	148	—	—	148
Balances, December 31, 2005	10,404	$10	$26,555	$—	$(10,730)	$15,835

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,915)	$(3,143)	$(5,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (recoveries) for bad debts	36	(14)	(34)
Depreciation and amortization	1,277	1,781	2,092
Amortization of intangibles	225	260	724
Impairment of customer base intangible	—	—	926
Deferred rent	(103)	(130)	181
Charge for sublease reserve	3,502	—	—
Amortization of sublease reserve	(1,030)	—	—
Stock compensation expense	90	42	194
Loss on sale of assets	—	—	10
Changes in operating assets and liabilities:
Accounts receivable	(7,224)	(2,930)	3,912
Inventories	(2,925)	1,159	2,340
Deferred customer support contract costs/revenues, net	1,625	1,039	(231)
Accounts payable	8,629	892	(3,528)
Accrued expenses	845	1,351	(117)
Other	(343)	89	1,902
Net cash provided by operating activities	1,689	396	3,216
Cash flows from investing activities:
Purchase of property and equipment	(1,266)	(415)	(1,096)
Proceeds from sale of property and equipment	200	—	—
Net cash used in investing activities	(1,066)	(415)	(1,096)
Cash flows from financing activities:
Proceeds from issuance of common stock	148	117	111
Net cash provided by financing activities	148	117	111
Increase in cash and cash equivalents	771	98	2,231
Cash and cash equivalents, beginning of year	12,663	12,565	10,334
Cash and cash equivalents, end of year	$13,434	$12,663	$12,565
Supplementary cash flow information:
Cash received for income taxes	—	58	2,242
Supplementary non-cash investing and financing activities:
Issuance of restricted stock	217	—	—

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

Accounts receivable are recorded net of the reserve for doubtful accounts of $72,000 and $70,000 at December 31, 2005 and 2004, respectively.

Concentration of Credit Risk:

During 2003, net sales from our customer, Gateway, Inc., 10% of total net sales. The Company had no other customers that comprised more than 10% of its sales in 2003, 2004 or 2005. The balance of accounts receivable for this customer as a percentage of total accounts receivable as of December 31, 2005 and 2004, respectively is 0% and 0%.

Software Development Costs:

In compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal Use, the Company capitalized certain costs associated with software developed or obtained for internal use.

During 2000, the Company began the implementation of a new customer relationship management (CRM) application suite which was completed in 2003. The Company capitalized costs of the implementation of $234,000 in 2003. The system is complete and no further costs are expected. Amounts are being amortized over a period of 3 years from the date they are available for use. The Company has also capitalized other software develop costs for enhancements to our business reporting software tool. Amortization of software costs were $543,000 in 2005, $729,000 in 2004, and $815,000 in 2003.

Inventories:

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, that are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. Inventories have been reduced by obsolete and slow moving reserves of $100,000 and $71,000 at December 31, 2005 and 2004, respectively.

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

	December 31,
	2005	2004
	(In thousands)
Property and equipment:
Land	$—	$384
Construction in process	74	53
Leasehold improvements	1,023	512
Furniture and fixtures	2,122	2,405
Equipment	902	901
Computers and software	9,195	8,720
	13,316	12,975
Less accumulated depreciation and amortization	10,840	9,841
	$2,476	$3,134

Goodwill:

In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, goodwill is tested for impairment annually, and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting-unit level. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its impairment assessments for December 31, 2005 and 2004, and determined that no impairment existed.

Intangibles, net:

Identifiable intangible assets were amortized on a straight-line basis over their estimated useful lives of 3 to 7 years. In October 2003, the Company announced several cost reduction actions. These actions included the closing an office and terminating personnel acquired by the Company from OpenSystems.com in November 2000, resulting in an impairment of the Company’s customer base intangible asset. The Company estimated the impact that closure of this office and termination of its personnel would have on the OpenSystems.com customer accounts and the related expected cash flows, considering the likelihood of retaining the customers without an office presence. The Company then compared the undiscounted cash flows with the net book value of the intangible asset which indicated the asset was impaired. To determine the impairment charge of $926,000, the Company calculated the discounted cash flows and compared them to the net book value of the intangible and determined the resulting impairment charge of the asset. The remaining balance of the intangible was fully amortized in 2005.

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

	2005	2004	2003
	(In thousands, except for per share data)
Net loss:
As reported	$(2,915)	$(3,143)	$(5,155)
Non cash compensation expense, net of tax	$(684)	$(1,283)	$(1,251)
Stock compensation cost on stock based awards granted below fair market value, net of tax	$—	$17	$194
Pro forma	$(3,599)	$(4,409)	$(6,212)
Basic loss per share
As reported	$(0.28)	$(0.31)	$(0.50)
Non cash compensation expense	$(0.07)	$(0.12)	$(0.12)
Stock compensation cost on stock based awards granted below fair market value	$—	$—	$0.02
Pro forma	$(0.35)	$(0.43)	$(0.60)
Diluted loss per share
As reported	$(0.28)	$(0.31)	$(0.50)
Non cash compensation expense	$(0.07)	$(0.12)	$(0.12)
Stock compensation cost on stock based awards granted below fair market value.	$—	$—	$0.02
Pro forma	$(0.35)	$(0.43)	$(0.60)

The weighted-average fair values per option at the date of grant were $3.42, $2.47 and $3.35 for 2005, 2004 and 2003 respectively. The fair value for the stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rates	4.32%	4.60%	3.77%
Expected dividend yield	0	0	0
Expected volatility factor	71%	86%	96%
Expected option holding period	5 years	5 years	5 years

During 2005, the Company’s employees elected to purchase 49,032 shares under the Employee Stock Purchase Plan (ESPP). Using the Black-Scholes pricing model, the weighted average fair value was $1.08 per share for each election. During the 2004 and 2003 ESPP offering, employees elected to purchase 35,246 and 23,883 shares respectively. Using the Black-Scholes pricing model, the weighted average fair value was $0.42 per share for each election in 2004 and $0.40 per share for each election in 2003.

In December 2004, the Financial Accounting Standards Board published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the adoption of SFAS 123(R). SFAS 123(R), which will begin to apply in the Company’s first quarter of 2006, requires the Company to recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in its financial statements. The Company will measure this cost based on the fair value of the equity or liability instruments issued. The statement covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The statement will require the Company to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award. The Company then will recognize the cost over the period it requires the employee to provide services for the award. SFAS 123(R) is effective for the Company as of January 1, 2006. The Company is evaluating the adoption criteria outlined in SFAS 123(R). However, the pro forma effect on net income using the fair value method for the past three years is presented in the table above. The pro forma information may not be indicative of the actual effect on net income when SFAS 123(R) is adopted as such effect is dependent upon many factors, including the number of stock options granted in the future as well as their related terms.

On December 19, 2005, the Company’s Board of Directors took action to accelerate vesting of all outstanding employee stock options. As of that date, the Company had a total of 1,768,037 employee options outstanding, of which 1,442,912 were vested and 325,125 were unvested. The Board accelerated the vesting schedule of the 325,125 unvested employee options, of which 197,125 (the “underwater options”) had exercise prices in excess of $3.40 per share and 128,000 (the “in the money options”) had exercise prices less than the current market price on the accelerated vesting date. The Company did not accelerate the vesting of options granted to Board members.

Summary information related to these options, as outstanding on December 19, 2005, is shown below:

Employees	Total	Vested	Unvested
Underwater options	1,155,637	958,512	197,125
In the money options	612,400	484,400	128,000
Total options	1,768,037	1,442,912	325,125

The Board took the action to accelerate the vesting of the options in order to eliminate approximately $244,000 in compensation expense that the Company would otherwise have incurred over two years beginning in 2006, upon the adoption of FAS 123(R). Under FAS 123(R), the Company would have recognized the expense associated with these options grants as the options vested. The Company also recorded compensation expense of $2,300 during 2005, related to the 128,000 unvested in the money options, because of the likelihood that certain employees may terminate employment with the Company prior to when the options would have vested under the original vesting schedule.

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

Product Sales.   The Company sells software and hardware products on both a “free-standing” basis without any services and as data storage solutions bundled with its installation and configuration services (“bundled arrangements”).

Product Sales Without Service.   If the Company sells a software or hardware product and does not provide any installation or configuration services with it, the Company recognizes the product revenues upon shipment.

Product Sales With Service.   If the Company sells a bundled arrangement, then the Company defers recognizing any revenues on it until the Company finishes its installation and/or configuration work. The Company accounts for the hardware, software and service elements of its bundled arrangements by applying the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9.

Pursuant to the provisions of SOP 97-2, the Company applies contract accounting to its bundled arrangements. In accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” the Company applies the completed contract method. Factors the Company has considered in applying the completed contract method accounting include (i) the relatively short duration of its contracts, (ii) the difficulty of estimating its revenues on a percentage-of-completion method and (iii) its use of acceptance provisions on larger bundled arrangements.

Service Sales.   In addition to installation and configuration services that are part of the Company’s bundled arrangements described above, the Company’s service sales include customer support contracts and consulting services. On the Company’s balance sheet, deferred revenue relates to service sales for which the Company’s customer has paid the Company or has been invoiced but for which the Company has not yet performed the applicable services.

Customer Support Contracts.   The Company sells service contracts to most of its customers. These contracts are support service agreements. The Company has an internal support desk that provides integrated customer support services, including configuration and usage assistance, technical advice and prompt incident detection and resolution. The Company’s technical staff first assists a customer in identifying the source of system problems and in determining whether there is defective hardware or software. If the Company’s customer requires on-site maintenance or repair services, the Company arranges for a service call pursuant to underlying third-party support service agreements the Company has with its hardware and software vendors.

When the Company sells a service contract as part of a bundled arrangement, it uses vendor specific objective evidence to allocate revenue to the service contract element. In all cases, the Company defers revenues and direct costs resulting from its service contracts and amortizes them into operations over the term of the contracts, which are generally twelve months. The Company is contractually obligated to provide or arrange to provide these underlying support services to its customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of its contact.

Consulting Services.   Some of the Company’s customers engage the Company to analyze their existing storage architectures and offer its recommendations. Other customers engage the Company to assist them on-site with extended data storage projects, to support their data storage environments and to help with long-term data storage design challenges. For these types of consulting services that do not include the sale of hardware or software products, the Company recognizes revenues as it performs these services.

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted average number of shares outstanding. Diluted net income per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. Due to the net loss in 2005, 2004 and 2003, potential common shares of 172,028, 80,756 and 105,931, respectively, would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted loss per share.

Comprehensive Income (Loss):

The Company’s comprehensive income (loss) is equal to its net loss for all periods presented.

Fair Value of Financial Instruments:

At December 31, 2005 and 2004, the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, approximated their market values, based on the short-term maturities of these instruments.

3. Intangibles, net:

Information regarding the Company’s other intangible assets that continue to be amortized are as follows:

	As of December 31,
	2005	2004
Customer lists:
Carrying amount.	$3,374	$3,374
Accumulated amortization	(3,374)	(3,149)
	$—	$225

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $225,000, $261,000 and $724,000, respectively. The intangible assets as of December 31, 2005 are fully amortized.

4. Borrowing Arrangements:

The Company’s bank revolving credit facility expired on June 30, 2004. The Company has elected not to pursue a new facility at this time. With the Company’s current cash position, it believes it has the liquidity to meet its operating needs for the foreseeable future. The Company has no outstanding debt, and if the need should arise to borrow funds, the Company believes that it could obtain a secured facility.

5. Income Taxes:

The benefit from income taxes in 2003 consisted primarily of current federal income taxes.

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2005	2004	2003
Tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State tax benefit, net of federal tax effect	(4.6)	(6.3)	(4.6)
Nondeductible expenses	2.9	2.8	11.3
Change in valuation allowance and other	35.7	37.5	22.3
Effective tax rate	0%	0%	(5.0)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current deferred tax asset:
Allowance for doubtful accounts	$50	$58	$79
Compensation accrual	88	56	49
Inventories	48	31	92
Deferred revenue	515	238	195
Restructuring reserve	—	—	77
Other	16	—	—
Total current deferred tax asset	717	383	492
Long-term deferred tax asset (liability):
Net operating loss carryovers	2,798	3,006	1,924
Intangibles	696	844	955
Property and equipment	(166)	424	(575)
Sublease reserve	782	—	—
Other	—	21	7
Total gross deferred tax asset	4,827	4,678	2,803
Valuation allowance	(4,827)	(4,678)	(2,803)
Net deferred tax asset	$—	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2005, 2004 and 2003 was $4.8 million, $4.7 million and $2.8 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase of $149,000, $1.9 million and $1.2 million, respectively.

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

At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $6.5 million and state net operating loss carry forwards of approximately $13.0 million, which are available to offset future federal and state taxable income. If not used, these net operating loss carry forwards will expire between 2013 and 2024. Federal net operating losses expire as follows:

Year Generated	Amount Generated	Amount Used	Remaining Amount	Expiration Year
2003	$4,110,013	$(479,252)	$3,630,761	2023
2004	2,831,920		2,831,920	2024
Total	$6,941,933	$(479,252)	$6,462,681

6. Lease Commitments:

The Company’s corporate headquarters including the principal technical operations and the integration, assembly and support services operations are located in an office and warehouse facility in Chanhassen, Minnesota. The Company’s remaining 13 locations including sales and technical staff, are small to medium sized offices. Regional hubs are located within each of the Company’s regions in the East, Central and West.

As of December 31, 2005, future minimum lease payments due under non-cancelable operating leases are as follows:

	(In thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2006	$2,098	$(1,138)	$960
2007	1,771	(1,120)	651
2008	1,502	(1,053)	449
2009	1,504	(1,053)	451
2010	1,397	(1,053)	344
Thereafter	1,686	(1,404)	282
	$9,958	$(6,821)	$3,137

In December 2004, the Company agreed to sublease approximately 55,000 of the 104,000 square feet it then occupied as its corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with the original lease and is 85 months starting in April 2005 and ending in April 2012. The sublessee pays the Company rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. The rent includes the costs of common area management, common systems repairs, real estate taxes and standard utilities. The Company also negotiated with its landlord to sell the 2.5 acre lot adjoining the Company’s facility for $200,000 which the Company had originally acquired in 2001 for $384,000. In January 2005, the Company discontinued use of the sublease area and the Company incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale.

Total rent expense charged to the Company, net of sublease income of $649,000 in 2005 is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Rent expense	$1,288	$1,929	$2,427

7. Restructuring Charges:

In October 2003, the Company announced several cost reduction initiatives and management changes. These changes resulted in a fourth quarter 2003 charge of $2.1 million. As part of these cost reduction initiatives, the Company reduced its staff by 16%. Employee severance charges were $568,000. The Company also announced the closure of four offices. Office closing costs for lease terminations were $584,000. The office closures included an office with a significant amount of customers obtained in the Company’s OpenSystems.com acquisition in November 2000, resulting in an impairment of this customer base intangible asset. The resulting impairment charge of the asset was $926,000. The Company had $202,000 of remaining accruals as of December 31, 2003, primarily for a severance agreement to a former officer, to be paid in 2004. In July 2004, the Company ceased paying the remaining severance accrual to this officer in exchange for consenting to the officer’s new employment with another firm. The Company had no restructuring expense activity in 2005.

8. Employee Benefit Plan:

The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. The Company matched 50% of an employee’s contribution up to the first 6% of an employee’s eligible compensation in 2003, ceasing the match in January 2004. The cost of the Company’s contributions to the 401(k) portion of the plan for 2005, 2004 and 2003, was $0, $22,000 and $352,000, respectively.

9. Stockholders’ Equity:

Restricted Stock Plans:

In August 2004, the Company awarded 165,000 shares of restricted stock to certain executives. Shares vested upon the earlier of the Company reaching, and publicly announcing, certain financial or business milestones or five years, assuming employment through the date of the milestone. All restricted stock grants have vested due to the Company achieving the financial and business milestones during 2005 and the Company has no remaining unamortized deferred compensation expenses. The Company recognized non-cash expense of $25,000 and $257,000, in 2004 and 2005 respectively, based on value of the restricted shares vested when milestones were reached.

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan (the “Incentive Plan”), 1,059,863 of which were available for grant as of December 31, 2005. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company’s Compensation Committee (the “Committee”).

The Company has also reserved 250,000 shares of common stock for issuance pursuant to the Company’s Employee Stock Purchase Plan. Under terms of the Employee Stock Purchase Plan, eligible employees may designate up to 15% of their compensation to be withheld through payroll deductions and will be granted an option to purchase a designated number of shares of common stock at a purchase price determined by the Committee, but at no less than 85% of the lower of the market price on the first or last day of the purchase period.  The Company terminated the Employee Stock Purchase Plan as of December 31, 2005.

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”). The Company amended the Director Plan in May 2002, October 2002 and April 2004. The terms of the Director Plan allow for stock option grants to non-employee members of the Board of Directors. The Company has reserved 300,000 shares of common stock for issuance pursuant to the Director Plan, 25,600 of which were available for grant as of December 31, 2005.

Stock Options:

The following table summarizes activity under the Company’s stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2002	1,769,303	$1.44 - $25.38	$8.07
Options granted	499,350	$1.80 - $5.00	$3.35
Options exercised	(8,343)	$3.46 - $4.36	$3.55
Options cancelled	(627,025)	$2.90 - $25.38	$9.31
Balance, December 31, 2003	1,633,285	$1.44 - $25.38	$6.19
Options granted	386,208	$2.05 - $4.89	$3.82
Options exercised	(7,762)	$3.46 - $3.46	$3.46
Options cancelled	(193,032)	$3.06 - $18.13	$7.34
Balance, December 31, 2004	1,818,696	$1.44 - $18.13	$5.11
Options granted	26,600	$3.01 - $4.07	$3.42
Options exercised	(6,434)	$3.32 - $3.46	$3.38
Options cancelled	(63,725)	$3.06 - $18.13	$5.93
Balance, December 31, 2005	1,775,137	$1.44 - $18.13	$5.07
Options exercisable as of December 31, 2005	1,775,137	$1.44 - $18.13	$5.07
Options exercisable as of December 31, 2004	1,035,250	$1.44 - $18.13	$6.64

The following is a summary of options outstanding at December 31, 2005:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
1,162,422	$1.44 - $6.42	$3.79	7.2
537,345	$6.43 - $9.94	$7.88	4.2
24,750	$9.95 - $15.19	$12.61	4.7
50,620	$15.20 - $18.13	$17.38	4.2
1,775,137	$1.44 - $18.13	$5.07	6.2

The following is a summary of options granted at an exercise price that differs from the market price of the stock on the grant date:

	Stock Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Exercise Price Per Share
December 31, 2003
Option price equals fair market value	449,600	$3.32 - $5.00	$3.46
Option price less than fair market value	49,750	$1.80 - $3.84	$2.39
Options granted	499,350	$1.80 - $5.00	$3.35
December 31, 2004
Option price equals fair market value	386,208	$2.05 - $4.89	$3.82
Option price less than fair market value	—	—	—
Options granted	386,208	$2.05 - $4.89	$3.82
December 31, 2005
Option price equals fair market value	26,600	$3.01 - $4.07	$3.42
Option price less than fair market value	—	—	—
Options granted	26,600	$3.01 - $4.07	$3.42

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

During 2000 and 1999, the Company issued 135,850 options with an exercise price below the fair market value of common stock at the date of grant. The intrinsic value of those options is being recorded to compensation expense over the vesting period, generally four years. During 2005, 2004 and 2003, $0, $17,000 and $111,000, respectively, of compensation expense was recorded related to these options. As of December 31, 2005, 2004 and 2003, there was $0, $0 and $17,000, respectively, of compensation expense related to these options to be recognized in future periods. During 2005, 2004 and 2003, the Company issued 0, 0 and 46,750 options, respectively, to directors below the fair market value of common stock at the date of grant. The compensation expense on such options recorded was $0, $0 and $83,000 in 2005, 2004 and 2003, respectively. Because the options vest immediately, all compensation expense was recorded in the period of the grant.

10. Quarterly Financial Information (unaudited)

2005	March 31	June 30	Sept 30	Dec 31
	(In thousands)
Net sales	$21,241	$28,741	$31,233	$35,898
Gross profit	5,759	7,614	8,057	9,215
Operating earnings (loss)	(4,775)	388	219	950
Net earnings (loss)	(4,701)	446	295	1,045
Net earnings (loss) per share—basic	(0.46)	.04	.03	.10
Net earnings (loss) per share—diluted	(0.46)	.04	.03	.10
2004
Net sales	$20,204	$21,463	$25,633	$25,983
Gross profit	5,008	5,232	5,868	7,432
Operating earnings (loss)	(1,860)	(1,047)	(735)	416
Net earnings (loss)	(1,840)	(1,031)	(717)	445
Net earnings (loss) per share—basic	(0.18)	(0.10)	(0.07)	.04
Net earnings (loss) per share—diluted	(0.18)	(0.10)	(0.07)	.04

11. Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges. This Statement requires that allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its financial position or results of operations.

In March 2005, the FASB issued Interpretation No.47, or “FIN 47,” which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company in fiscal 2006. We do not believe the adoption of FIN 47 will have a material impact on our financial statements.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 19, 2004, we terminated the appointment of KPMG LLP as our principal accountants and engaged McGladrey & Pullen, LLP as our new principal accountants. Our audit committee approved the decision to change accountants. During 2003 and through the subsequent interim period through November 19, 2004, we had no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. The audit report of KPMG LLP on our consolidated financial statements as of and for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During 2003 and through the subsequent interim period through November 19, 2004, we did not consult with McGladrey & Pullen, LLP regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.

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

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The following is information concerning our current directors and executive officers:

Name	Age	Position
Charles B. Westling	47	President, Chief Executive Officer and Director
Gregory T. Barnum	51	Vice President of Finance and Chief Financial Officer
Mary E. West	57	Vice President—Human Resources
Greg R. Meland	52	Chairman of the Board and Director
Paul F. Lidsky*	52	Director
Margaret A. Loftus*	61	Director
James E. Ousley*	60	Director
Robert M. Price	75	Director

*                    Member of Audit and Compensation Committees.

Charles B. Westling joined us in 2002 as Vice President—Corporate and Business Development and later became Vice President—Market Development. In 2003, Mr. Westling became President and Chief Operating Officer. In 2005, Mr. Westling became President and Chief Executive Officer. He was elected as a director in 2006. Between 2000 and 2001, he was the Executive Vice President of Business Development of Agiliti, Inc. Mr. Westling served as Senior Managing Director and Director of Corporate Finance for John G. Kinnard and Company, Incorporated from 1997 to 1999.  From 1990 to 1997, Mr. Westling was a member of the corporate finance department at Dain Bosworth Incorporated, serving most recently as a managing director and head of technology investment banking.  Mr. Westling received his B.A. in economics from Carleton College and earned a Master of Management degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Gregory T. Barnum joined us initially as a director in January 2006 and as an executive officer in March 2006. Mr. Barnum resigned as a director in connection with becoming an employee. Between 1997 and 2005, Mr. Barnum was Vice President of Finance, Chief Financial Officer and Corporate Secretary for Computer Network Technology Corporation. Between 1992 and 1997, Mr. Barnum was Senior Vice President of Finance and Administration, Chief Financial Officer and Corporate Secretary for Tricord Systems, Inc. Between 1988 and 1992, Mr. Barnum was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary for Cray Computer Corporation.

Mary E. West joined us in 2001 as Vice President—Human Resources. From 1998 to 2001, she worked as an independent human resources consultant. Between 1995 and 1998, Ms. West was employed by Arcadia Financial, Ltd., most recently as the Senior Vice President of Human Resources. From 1993 to 1994, she was the corporate administrative director for Nexus, Inc. Ms. West received her M.A. in Human Resources and Industrial Relations from the University of Minnesota Carlson School of Management.

Greg R. Meland joined us in 1991 as our Vice President of Sales and Engineering. He became President and Chief Executive Officer in 1993. In 2005, he became our Chairman of the Board. Between 1979 and 1991, Mr. Meland served in various sales and marketing positions with the Imprimis disk drive subsidiary of Control Data Corporation (which was sold to Seagate in 1989), most recently as the North Central U.S. Director of Sales.

Paul F. Lidsky was elected as a director in June 1998. Since 2005, Mr. Lidsky has served as Chief Operating Officer for Spanlink Communications, Inc. Between 2003 and 2004, Mr. Lidsky was President and Chief Executive Officer of Computer Telephony Solutions, a telecommunications software company specializing in call centers. From 2002 to 2003, Mr. Lidsky was President and Chief Executive Officer of VigiLanz Corporation, a medical software company. From 1997 until 2002, Mr. Lidsky was the President and Chief Executive Officer of OneLink Communications, Inc., a software company that provides business intelligence solutions to the telecommunications carriers. Between 1985 and 1997, Mr. Lidsky was employed by Norstan, Inc., a comprehensive technology services company, most recently as Executive Vice President of Strategy and Business Development. Mr. Lidsky also serves on the Board of Directors for VigiLanz Corporation.

Margaret A. Loftus was elected as a director in June 1998. Since 2005, Ms. Loftus has served as an independent consultant. Between 1989 and 2005, Ms. Loftus was an owner of Loftus Brown-Wescott, Inc., a business consulting firm. Between 1976 and 1989, she was employed by Cray Research, Inc., most recently as Vice President of Software. Ms. Loftus also serves on the Board of Directors for Analysts International Corporation and several private technology companies.

James E. Ousley was elected as a director in June 1998. Between 2002 and 2004, Mr. Ousley was President and Chief Executive Officer of Vytek Wireless Inc., a mobile computing company which was acquired by Calamp, Inc. From 1999 to 2001, he served as President and Chairman of Syntegra (USA), a global e-Business solutions provider and a division of British Telecommunications plc. From 1991 to 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems (CDS), which was acquired by British Telecommunications in August 1999.   From 1968 to 1991, he held various sales and executive management positions with Control Data Corporation, a global computer systems, software/services and peripherals company. Mr. Ousley also serves on the Board of Directors for ActiveIdentity Inc., Bell Microproducts Inc., and Savvis Communications Corporation.

Robert M. Price was elected as a director in June 1998 and served as Chairman of the Board between 1998 and 2005. Mr. Price has been President of PSV, Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. Between 1961 and 1990, he served in various executive positions, including as Chairman and Chief Executive Officer, with Control Data Corporation. Mr. Price also serves on the Board of Directors of Public Service Company of New Mexico, Affinity Technology Group, Inc. and National Center for Social Entrepreneurs. Since 1991, Mr. Price has been a Senior Advisor and Professor at the Fuqua School of Business at Duke University, and is now an Adjunct Professor of the Pratt School of Engineering at Duke University. Mr. Price is Mr. Meland’s father-in-law.

Our directors hold office until the next annual meeting of shareholders or until their successors are duly elected or appointed.

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “2005 Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2005. The remaining information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics by the filing of Current Reports under the cover of From 8-K.

Item 11.                 Executive Compensation.

The information set forth under the caption “Executive Compensation” in our 2005 Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Outstanding Voting Securities and Voting Rights” in our 2005 Proxy Statement is incorporated herein by reference.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	1,775,137	$5.07	1,085,463
Equity compensation plans not approved by security holders	—	—	—
Totals	1,775,137	$5.07	1,085,463

(1)          These equity compensation plans consist of our Incentive Compensation Plan and our 2000 Director Stock Option Plan, each as amended.

Item 13.                 Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in our 2005 Proxy Statement.

Item 14.                 Principal Accounting Fees and Services.

The information required by this section is incorporated by reference from the information in the section entitled “Auditing Matters” in our 2005 Proxy Statement.

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          The following documents are filed as part of this report:

1.                 Financial Statements

Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

2.                 Financial Statement Schedules.

The following financial statement schedule of Datalink Corporation for the years ended 2005, 2004 and 2003 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Description	Period	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts	2005	$70,128	$15,000	$13,463	$71,665
	2004	97,807	(14,000)	13,679	70,128
	2003	197,368	(34,026)	65,535	97,807
Allowance for Inventory Obsolescence	2005	$71,303	$69,665	$41,128	$99,840
	2004	211,110	185,437	325,244	71,303
	2003	405,001	348,816	543,707	211,110
Allowance for Valuation of Deferred Tax Asset	2005	$4,678,611	$148,756	$—	$4,827,367
	2004	2,802,954	1,875,657	—	4,678,611
	2003	1,609,000	1,194,454	—	2,802,954

(1)          Deductions reflect write-offs of customer accounts receivable, net of recoveries or disposals of inventories.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

Datalink Corporation

Chanhassen, Minnesota

Our audits of the 2005 and 2004 financial statements were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic 2005 and 2004 financial statements of Datalink Corporation taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. The 2005 and 2004 information contained in the schedule has been subjected to the auditing procedures applied in our audits of the basic 2005 and 2004 financial statements and in our opinion, is fairly stated in all material respects in relation to the basic 2005 and 2004 financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

January 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

Datalink Corporation:

Under the date of February 6, 2004, we reported on the statements of operations, stockholders’ equity and cash flows of Datalink Corporation for the year ended December 31, 2003. In connection with our audit of the aforementioned financial statements, we also have audited the related financial statement schedule for the year ended December 31, 2003.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

February 6, 2004

3. Exhibits.   The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.1	Employee Stock Purchase Plan	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	4
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	1
10.4	Form of Indemnification Agreement	1
10.5	Lease Agreement with Washington Avenue L.L.P.	1
10.6	Deferred Compensation Agreement with Stanley I. Clothier	1
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	1
10.8	Second Lease Agreement with Washington Avenue L.L.P.	1
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	1
10.11	Asset Purchase Agreement dated November 10, 2000 with OpenSystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to The Commission upon request)	2
10.12	Building Lease with Hoyt/DTLK LLC	3
10.13	Building Lease date April 27, 2001 with Hoyt/DTLK LLC	5
10.18	2000 Director Stock Option Plan	4
10.19	Credit agreement dated June 30, 2002 with Wells Fargo Bank Minneapolis, National Association	6
10.20	2002 Amendments to the 2000 Director Stock Option Plan	7
10.21	Credit agreement dated June 30, 2003 with Wells Fargo Bank Minneapolis, National Association	8
10.22	Amended and Restated 2000 Director Stock Option Plan	9
10.23	Restricted Stock Award Agreement	10
10.24	Change of Control Severance Agreement	10
10.25	Sublease Agreement dated December 15, 2004 with Checkpoint Security, Inc.	12
10.26	Vacant Land Purchase Agreement	12
10.27	Correction to Restricted Stock Award Agreements dated August 13, 2004	13
10.28	Employment Agreement dated March 14, 2006 with Gregory T. Barnum	14
14.1	Code of Ethics	11
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith
23.2	Consent of KPMG LLP	Filed herewith
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audit Committee Charter (Revised November 12, 2004)	10

1)               Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, Reg. No. 333-55935

2)               Incorporated by reference to the exhibit of the same number in our September 30, 2000 Form 10-Q.

3)               Incorporated by reference to the exhibit of the same number in our 2000 Form 10-K.

4)               Incorporated by reference to our 2000 Proxy Statement.

5)               Incorporated by reference to the exhibit of the same number in our March 31, 2001 Form 10-Q.

6)               Incorporated by reference to the exhibit of the same number in our June 30, 2002 Form 10-Q.

7)               Incorporated by reference to the exhibit of the same number in our 2002 Form 10-K.

8)               Incorporated by reference to the exhibit of the same number in our June 30, 2003 Form 10-Q.

9)               Incorporated by reference to the exhibit of the same number in our March 31, 2004 Form 10-Q.

10)        Incorporated by reference to the exhibit of the same number in our September 30, 2004 Form 10-Q.

11)        Incorporated by reference to the exhibit of the same number in our 2003 Form 10-K.

12)        Incorporated by reference to the exhibit of the same number in our 2004 Form 10-K.

13)        Incorporated by reference to the exhibit of the same number in our September 30, 2005 Form 10-Q.

14)        Incorporated by reference to the exhibit of the same number in our Form 8-K filed on March 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 31, 2006
	By:	/s/ CHARLES B. WESTLING
Charles B. Westling, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM
Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES B. WESTLING	President, Chief Executive Officer and Director	March 31, 2006
(Principal Executive Officer)
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial	March 31, 2006
Officer (Principal Financial Officer)
/s/ Denise M. Westenfield	Corporate Controller (Principal Accounting Officer)	March 31, 2006
/s/ Greg R. Meland	Chairman of the Board and Director	March 31, 2006
/s/ Paul F. Lidsky	Director	March 31, 2006
/s/ Margaret A. Loftus	Director	March 31, 2006
/s/ James E. Ousley	Director	March 31, 2006
/s/ Robert M. Price	Director	March 31, 2006