Form 10-Q
period 2006-03-31
DATALINK CORP
filed 2006-05-12
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

As of May 5, 2006, 10,541,570 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,525	$13,434
Accounts receivable, net	21,330	18,673
Inventories	987	831
Deferred customer support contract costs	20,434	16,500
Inventories shipped but not installed	6,741	5,064
Other current assets	361	261
Total current assets	63,378	54,763
Property and equipment, net	2,410	2,476
Goodwill	5,500	5,500
Other assets	390	404
Total assets	$71,678	$63,143

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,659	$19,660
Accrued commissions	1,511	1,359
Accrued income tax	51	70
Accrued sales and use tax	1,061	645
Accrued expenses, other	1,373	1,893
Sublease reserve current	389	384
Deferred revenue from customer support contracts	26,540	21,367
Total current liabilities	52,584	45,378
Deferred rent	272	289
Sublease reserve non-current	1,595	1,641
Total liabilities	54,451	47,308

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,541,570 and 10,404,105 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	11	10
Additional paid in capital	27,113	26,555
Accumulated deficit	(9,897)	(10,730)
Total stockholders’ equity	17,227	15,835
Total liabilities and stockholders’ equity	$71,678	$63,143

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales:
Products	$24,944	$13,655
Services	9,340	7,586
	34,284	21,241
Cost of sales:
Cost of products	18,640	10,368
Cost of services	6,503	5,114
Total cost of sales	25,143	15,482
Gross profit	9,141	5,759
Operating expenses:
Sales and marketing	4,177	3,293
General and administrative	2,789	2,546
Engineering	1,469	1,128
Charge for sublease reserve	—	3,502
Amortization of intangibles	—	65
	8,435	10,534
Earnings (loss) from operations	706	(4,775)
Interest income, net	127	74
Earnings (loss) before income taxes	833	(4,701)
Income taxes	—	—
Net earnings (loss)	$833	$(4,701)

Net earnings (loss) per common share:
Basic	$0.08	$(0.46)
Diluted	$0.08	$(0.46)
Weighted average common shares outstanding:
Basic	10,447	10,298
Diluted	10,702	10,298

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$833	$(4,701)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Provision for bad debts	9	6
Depreciation	262	362
Amortization of intangibles	—	66
Deferred rent	(17)	(37)
Charge for sublease reserve	—	3,239
Amortization of sublease reserve	(41)	—
Stock compensation expense	3	17
Changes in operating assets and liabilities:
Accounts receivable	(2,666)	69
Inventories	(1,833)	(1,544)
Deferred customer support contract costs/revenues, net	1,239	990
Accounts payable	1,999	1,884
Accrued expenses	29	(487)
Other	(89)	(505)
Net cash used in operating activities	(272)	(641)

Cash flows from investing activities:
Purchase of property and equipment	(196)	(253)
Net cash used in investing activities	(196)	(253)

Cash flows from financing activities:
Proceeds from issuance of common stock	559	22
Net cash provided by financing activities	559	22

Increase (decrease) in cash and cash equivalents	91	(872)
Cash and cash equivalents, beginning of period	13,434	12,663
Cash and cash equivalents, end of period	$13,525	$11,791

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.             Basis of Presentation and Use of Estimates

The interim financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses the Company has reported, and the Company’s disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Actual results could differ materially from these estimates and assumptions.

2.             Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, that are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.             Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted net earnings per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. Due to the net loss for the three months ended March 31, 2005 common stock equivalents of 76,000 would have been anti-dilutive to losses and as a result were excluded from the calculation of diluted loss per share.

4.             Stock Based Compensation

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan, 1,124,349 of which were available for grant as of March 31, 2006. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company’s Compensation Committee.

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”). The Company amended the Director Plan in May 2002, October 2002 and April 2004. The terms of the Director Plan allow for grants of restricted stock and stock options to non-employee members of the Board of Directors. The Company has reserved 300,000 shares of common stock for issuance pursuant to the Director Plan, 22,200 of which were available for grant as of March 31, 2006

Effective January 1, 2006, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense for the first quarter ended March 31, 2006 includes:  (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123(R), “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded $3,656 of related stock-based compensation expense for the quarter ended March 31, 2006.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

On December 19, 2005, the Company’s Board of Directors took action to accelerate vesting of all outstanding employee stock options. As of that date, the Company had a total of 1,768,037 employee options outstanding, of which 1,442,912 were vested and 325,125 were unvested. The Board accelerated the vesting schedule of the 325,125 unvested employee options, of which 192,125 (the “underwater options”) had exercise prices in excess of $3.40 per share (the market price on the accelerated vesting date) and 128,000 (the “in the money options”) had exercise prices less than that price. The Company did not accelerate the vesting of options granted to Board members. The Board took the action to accelerate the vesting of the options in order to eliminate approximately $244,000 in compensation expense that the Company would otherwise have incurred over two years beginning in 2006, upon the adoption of FAS 123(R).

As of March 31, 2006, the Company had no unrecognized compensation costs related to non-vested stock option awards.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net earnings (loss):
As reported	$833	$(4,701)
Non cash compensation expense	$—	$(96)
Stock compensation cost on stock based awards granted below fair market value	$—	$—
Pro forma	$833	$(4,797)

Basic earnings (loss) per share:
As reported	$0.08	$(0.46)
Non cash compensation expense	$—	$(0.01)
Stock compensation cost on stock based awards granted below fair market value	$—	$—
Pro forma	$0.08	$(0.47)

Diluted earnings (loss) per share:
As reported	$0.08	$(0.46)
Non cash compensation expense	$—	$(0.01)
Stock compensation cost on stock based awards granted below fair market value	$—	$—
Pro forma	$0.08	$(0.47)

Stock Options

The Company made two grants of stock options during the quarter ended March 31, 2006. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

The following table represents weighted average assumptions for grants during the quarter ended March 31, 2006:

As of March 31, 2006
Risk-free interest rates	4.93%
Expected dividend yield	0
Expected volatility factor	131%
Expected option holding period	5 years

The following table represents weighted average assumptions for fiscal 2005 grants:

Fiscal 2005
Risk-free interest rates	4.32%
Expected dividend yield	0
Expected volatility factor	71%
Expected option holding period	5 years

The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options as of January 1, 2006	1,775,137	$5.07
Options granted	3,400	$4.11
Options exercised	(118,646)	$3.56
Options cancelled	(9,240)	$4.96
Outstanding options as of March 31, 2006	1,650,651	$5.17	5.32

Options exercisable as of March 31, 2006	1,650,651	$5.17	5.32

Shares available for future stock option grants to employees and directors under existing plans were 1,124,349 as of March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $951,568. Total intrinsic value of options exercised was $150,367 for the three months ended March 31, 2006.

The following table summarizes the Company’s nonvested stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested stock options at beginning of period	—	$—
Vested	3,400	$1.08
Cancelled	—	$—
Nonvested stock options at end of period	—	$—

Stock Warrants

The following table represents stock warrants activity for the three months ended March 31, 2006:

		Weighted
		Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Contract Life

Outstanding warrants as of January 1, 2006	200,000	$4.50
Warrants granted	—	$—
Warrants exercised	(26,000)	$4.50
Warrants cancelled	—	$—
Outstanding warrants as of March 31, 2006	174,000	$4.50	1.2

Warrants exercisable as of March 31, 2006	174,000	$4.50	1.2

Restricted Stock

In March 2006, the Company awarded 60,000 shares of restricted stock to an executive. The grant vests over 4 years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the executive is still employed by the Company. During the vesting period, the executive has voting rights and the right to receive dividends. However, the Company will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. The Company is amortizing the $246,600 value of the restricted shares on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the restricted stock grant was $244,000 at March 31, 2006.

5.             Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet net of a full valuation allowance. Management must then assess the likelihood that the Company will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible. As a result of the Company’s cumulative losses and the full utilization of the Company’s loss carry back potential, the Company has recorded a full valuation allowance against the Company’s net deferred tax assets. The valuation allowance at March 31, 2006 was $4.5 million. In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to realize these assets. No income tax provision has been presented for the quarter ended March 31, 2006 primarily due to the utilization of net operating loss carry forwards to offset current taxable income. The resulting reduction in the deferred tax asset is offset by a decrease in the valuation allowance.

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

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. Data storage is currently a large market, with spending in 2006 estimated at $39 billion and expected to exceed $41 billion by 2007. We have 14 locations throughout the United States with the highest concentration of revenues in the central states.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Quarter Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	73.3	72.9
Gross profit	26.7	27.1
Operating expenses:
Sales and marketing	12.2	15.5
General and administrative	8.1	12.0
Engineering	4.3	5.3
Charge for sublease reserve	—	16.5
Amortization of intangibles	—	0.3
Total operating expenses	24.6	49.6
Operating earnings (loss)	2.1%	(22.5)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Quarter Ended March 31,
	2006	2005
Product sales	$24,944	$13,655
Service sales	9,340	7,586

Product gross profit	$6,304	$3,287
Service gross profit	2,837	2,472

Product gross profit as a percentage of product sales .	25.3%	24.1%
Service gross profit as a percentage of service sales	30.4%	32.6%

Net Sales. Our total net sales increased by $13.0 million for the three months ended March 31, 2006, or 61.4%, from $21.2 million for the comparable quarter in 2005. Our product sales increased $11.3 million, or 82.7%, to $24.9 million for the three months ended March 31, 2006, from $13.7 million for the comparable quarter in 2005. Our service sales increased $1.8 million, or 23.1%, to $9.3 million for the three months ended March 31, 2006 from $7.6 million for the comparable quarter in 2005.

The increase in our product sales for the three month period ended March 31, 2006 reflects a greater number of customers funding large projects, particularly for enhanced data recovery technology solutions. We had an increase in the customers representing more than $500,000 in quarterly revenues from 5 in the first quarter of 2005 to 9 in the first quarter of 2006. We also had a single product only sale during the quarter for $4.0 million which accounted for 29% of the quarter-over-quarter improvement.

Our service sales increase for the three month period ended March 31, 2006 was primarily due to an increase in customer support contracts of $1.6 million and implementation services $245,000. With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts.

We derived 24% and 14% of our revenues for the periods ended March 31, 2006 and 2005, respectively, from Cingular Wireless. We cannot be assured that this customer will account for a substantial portion of our future sales.

Gross Profit. Our total gross profit as a percentage of net sales decreased to 26.7% for the quarter ended March 31, 2006, as compared to 27.1% for the comparable quarter in 2005. Product gross profit as a percentage of product sales increased to 25.3% in the first quarter of 2006 from 24.1% for the comparable quarter in 2005. Service gross profit as a percentage of service sales decreased to 30.4% in the first quarter of 2006 from 32.3% for the comparable quarter in 2005.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. The percentage improvement for the first quarter of 2006 reflects the increase in enhanced data recovery technology solution purchases made by our customers for which we achieve a higher gross profit.

Our service gross profit as a percentage of service sales for the three month period ended March 31, 2006 as compared to the same period in 2005 decreased by 1.9%. Because the level of on-site support services (which typically generate higher gross margins than our other services) decreased in the first quarter of 2006, our gross margins correspondingly decreased.

Sales and Marketing. Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $4.2 million, or 12.2% of net sales for the quarter ended March 31, 2006, compared to $3.3 million, or 15.5% of net sales for the first quarter in 2005. Sales and marketing expenses in absolute dollars increased $884,000 for the three month period ended March 31, 2006, as compared to the three month period ended March 31, 2005.

Sales and marketing expenses as a percentage of net sales decreased for the quarter ended March 31, 2006 as compared to the first quarter in 2005. The decrease is a result of efficiency improvements with a higher level of revenue and little change in the number of our account executives during the quarter. The following table shows the change in our average number of account executives and the increase in our net sales per average number of account executives.

	% Change in Average No. of Account Executives	% Change in Net Sales per Average No. of Account Executives
Q1 2006 vs. Q1 2005	3%	56%

The increase of $884,000 for the three month period ended March 31, 2006, as compared to March 31, 2005 was primarily due to higher commission and payroll tax expenses of $780,000 related to higher revenue and gross profit for the 2006 period.

General and Administrative. General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $2.8 million, or 8.1% of net sales for the quarter ended March 31, 2006, compared to $2.5 million, or 12.0% of net sales for the first quarter in 2005. General and administrative expenses in absolute dollars increased $243,000 for the three month period ended March 31, 2006, as compared to the three month period ended March 31, 2005.

General and administrative expenses as a percentage of net sales decreased for the quarter ended March 31, 2006 as compared to the first quarter in 2005. We improved our efficiency, holding fixed costs relatively flat on a quarter-over-quarter basis, despite a substantial increase in revenues. The increase of $243,000 for the three month period ended March 31, 2006, as compared to the same period in 2005 was due to increases in variable compensation of $190,000 due to bonuses for the profitable quarter and rent expense of $62,000. We entered into several new lease agreements for regional offices during the second and third quarters of 2005.

Engineering. Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians. Engineering expenses were $1.5 million or 4.3% of net sales for the quarter ended March 31, 2006 compared to $1.1 million, or 5.3% of net sales for the first quarter in 2005. Engineering expenses in absolute dollars increased $341,000 for the three month period ended March 31, 2006, as compared to the three month period ended March 31, 2005.

Engineering expenses as a percentage of net sales decreased for the quarter ended March 31, 2006 as compared to the first quarter in 2005. The decrease is the result of higher revenues in the first quarter of 2006. The increase in engineering expenses of $341,000 for the three month period ended March 31, 2006, as compared to March 31, 2005 reflects an increase in salaries and benefits. We added technical staff primarily to enhance our growing customer support and on-site technical staffing businesses.

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

Intangible Amortization. We had no amortization of intangible assets for the quarter ended March 31, 2006, as compared to $65,000 or 0.3% of net sales for the first quarter in 2005. The remaining balance of the customer base intangible was amortized in November 2005.

Operating Earnings (Loss). We had operating earnings of $706,000 for the three months ended March 31. 2006 as compared to an operating loss of $4.7 million for the three months ended March 31, 2005. Excluding the $3.5 million sublease charge, our operating loss for the three months ended March 31, 2005 was $1.2 million. The $1.9 million improvement in operating earnings (excluding our sublease charge) is a result of the significant increase in our revenues coupled with relatively flat fixed expenses on a quarter-over-quarter basis.

Income Taxes. We had no income tax expense for the three months ending March 31, 2006 due to the utilization of net operating loss carryforwards to offset current taxable income and the reduction in the deferred tax asset being offset by a decrease in the valuation allowance. We had no income tax benefit for the three months ended March 31, 2005 as the net operating loss carryforward was offset by an increase in the valuation reserve for deferred income taxes. The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of taxable losses in 2005, 2004 and 2003 and the near-term uncertainty of future taxable income, we cannot reasonably predict when or if we will realize these deductible differences. In addition, we do not have the ability to realize future income tax benefits on future losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $272,000 for the three months ended March 31, 2006 as compared to $641,000 for the three months ended March 31, 2005. Significant items which impacted our operating cash flows as March 31, 2006 were:

•      Our operating earnings for the quarter of $706,000.

•      A $1.2 million net increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•      A net use of approximately $2.5 million in working capital primarily related to accounts receivable increases reflecting our higher level of revenues for the quarter and timing related to the receipt of orders during the quarter.

Net cash used in investing activities was $196,000 for the three months ended March 31, 2006. We used this cash primarily for upgraded computer equipment and a project to upgrade our intranet. We are planning for $500,000 of capital expenditures for the remainder of 2006 related primarily to enhancements to our management information systems.

Net cash provided by financing activities was $559,000 for the three months ended March 31, 2006, from the exercise of employee stock options during the quarter. Net cash provided by financing activities was $22,000 for the three months ended March 31, 2005, from stock sold under our employee stock purchase plan. We discontinued our employee stock purchase plan in December 2005.

We have elected not to pursue a credit facility at this time. With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future. We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases. These obligations are as of March 31, 2006, for the remainder of 2006 and each of the full years thereafter as follows:

		(in thousands)
	Lease Obligations	Sublease Income	Net Lease Obligations
2006	$1,912	$(1,117)	$795
2007	1,815	(1,120)	695
2008	1,546	(1,053)	493
2009	1,549	(1,053)	496
2010	1,397	(1,053)	344
Thereafter	1,686	(1,404)	282
	$9,905	$(6,800)	$3,105

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect reported earnings. We evaluate these estimates and assumptions on an on-going basis based on historical experience and on other factors that we believe are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, income taxes, self-insurance reserves and commitments and contingencies.

Our significant accounting policies and estimates are summarized in our annual financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. We believe these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2006. However, actual results may differ from these estimates under different assumptions and circumstances.

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

Stock Based Compensation. We adopted the provisions of SFAS 123R, Share- Based Payment on January 1, 2006. SFAS 123R requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, forfeitures, the expected dividends to be paid and the risk free interest rate expected during the option term. We have reviewed each of these assumptions carefully and we determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected performance of our stock. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

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

Interest rate risk. As of March 31, 2006, we had $13.5 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2006.

Item 1A.  Risk Factors.

There has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

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

Dated:May 12, 2006	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer