Form 10-Q
period 2006-06-30
DATALINK CORP
filed 2006-08-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2006

or

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

Yes   ☐   No   ☒

As of August 10, 2006, 10,813,682 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, which reflect the Company’s views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data storage, including the effect of economic conditions for technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the dependence on a significant customer; fixed employment costs that may impact profitability if we suffer revenue shortfalls; the impact of our cost reduction activities on business retention and future growth; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and new key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation
Balance Sheets
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,822	$13,434
Accounts receivable, net	15,479	18,673
Inventories	953	831
Deferred customer support contract costs	21,794	16,500
Inventories shipped but not installed	7,588	5,064
Other current assets	227	261
Total current assets	62,863	54,763
Property and equipment, net	2,296	2,476
Goodwill	5,500	5,500
Other assets	376	404
Total assets	$71,035	$63,143

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,383	$19,660
Accrued commissions	1,216	1,359
Accrued income tax	47	70
Accrued sales and use tax	646	645
Accrued expenses, other	1,567	1,893
Sublease reserve current	376	384
Deferred revenue from customer support contracts	28,027	21,367
Total current liabilities	49,262	45,378
Deferred rent	260	289
Sublease reserve non-current	1,457	1,641
Total liabilities	50,979	47,308

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 10,747,043 and 10,404,105 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	11	10
Additional paid in capital	27,909	26,555
Accumulated deficit	(7,864)	(10,730)
Total stockholders’ equity	20,056	15,835
Total liabilities and stockholders’ equity	$71,035	$63,143

The accompanying notes are an integral part of these financial statements.

Datalink Corporation
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Products	$29,280	$19,918	$54,224	$33,573
Services	10,553	8,823	19,893	16,409
	39,833	28,741	74,117	49,982
Cost of sales:
Cost of products	22,519	15,153	41,159	25,521
Cost of services	7,463	5,974	13,966	11,088
Total cost of sales	29,982	21,127	55,125	36,609
Gross profit	9,851	7,614	18,992	13,373
Operating expenses:
Sales and marketing	3,927	3,838	8,104	7,131
General and administrative	2,541	2,245	5,330	4,791
Engineering	1,473	1,078	2,942	2,206
Charge for sublease reserve	—	—	—	3,502
Amortization of intangibles	—	65	—	130
	7,941	7,226	16,376	17,760
Earnings (loss) from operations	1,910	388	2,616	(4,387)
Interest income, net	123	58	250	132
Net earnings (loss)	$2,033	$446	$2,866	$(4,255)

Net earnings (loss) per common share:
Basic	$0.19	$0.04	$0.27	$(0.41)
Diluted	0.18	0.04	0.26	(0.41)
Weighted average common shares outstanding:
Basic	10,694	10,308	10,571	10,301
Diluted	11,279	10,376	10,975	10,301

The accompanying notes are an integral part of these financial statements.

Datalink Corporation
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$2,866	$(4,255)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	18	18
Depreciation	522	684
Amortization of intangibles	—	131
Deferred rent	(29)	(74)
Charge for sublease reserve	—	3,502
Amortization of sublease reserve	(192)	(516)
Stock based compensation expense	91	33
Changes in operating assets and liabilities:
Accounts receivable	3,176	(1,714)
Inventories	(2,646)	(1,453)
Deferred customer support contract costs/revenues, net	1,366	794
Accounts payable	(2,277)	644
Accrued expenses	(491)	13
Other	62	(381)
Net cash provided by (used in) operating activities	2,466	(2,574)

Cash flows from investing activities:
Purchase of property and equipment	(342)	(826)
Net cash used in investing activities	(342)	(826)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,264	56
Net cash provided by financing activities	1,264	56

Increase (decrease) in cash and cash equivalents	3,388	(3,344)
Cash and cash equivalents, beginning of period	13,434	12,663
Cash and cash equivalents, end of period	$16,822	$9,319

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

The financial statements presented herein as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.             Net Earnings (Loss) per Share

Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted net earnings per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  Due to the net loss for the six months ended June 30, 2005 common stock equivalents of 82,000 would have been anti-dilutive and as a result were excluded from the calculation of diluted loss per share.

4.             Stock Based Compensation

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan, 934,877 of which were available for grant as of June 30, 2006.  The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company’s Compensation Committee.

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”).  The Company amended the Director Plan in May 2002, October 2002 and April 2004.  The terms of the Director Plan allow for grants of restricted stock and stock options to non-employee members of the Board of Directors.  The Company has reserved 300,000 shares of common stock for issuance pursuant to the Director Plan, 15,350 of which were available for grant as of June 30, 2006.

Effective January 1, 2006, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R).  Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense for the second quarter and six-month period ending June 30, 2006 includes:  (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123(R), “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

As of June 30, 2006, the Company had no unrecognized compensation costs related to non-vested stock option awards.  The Company recorded $5,015 and $8,671, respectively, of related stock option compensation expense for the second quarter and six-month period ending June 30, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2005:

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Net earnings (loss):
As reported	$446	$(4,255)
Non cash compensation expense	$(106)	$(202)
Pro forma	$340	$(4,457)
Basic earnings (loss) per share:
As reported	$0.04	$(0.41)
Non cash compensation expense	$(0.01)	$(0.02)
Pro Forma	$0.03	$(0.43)
Diluted earnings (loss) per share:
As reported	$0.04	$(0.41)
Non cash compensation expense	$(0.01)	$(0.02)
Pro forma	$0.03	$(0.43)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

The following table represents weighted average assumptions for grants during the six months ended June 30, 2006:

As of June 30, 2006
Risk-free interest rates	5.08%
Expected dividend yield	0
Expected volatility factor	104%
Expected option holding period	5 years

The following table represents weighted average assumptions for fiscal 2005 grants:

Fiscal 2005
Risk-free interest rates	4.32%
Expected dividend yield	0
Expected volatility factor	71%
Expected option holding period	5 years

The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  The expected volatility, holding period, and forfeitures of options are based on historical experience.

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options as of January 1, 2006	1,775,137	$5.07
Options granted	6,500	$4.63
Options exercised	(221,795)	$3.56
Options cancelled	(153,893)	$7.27
Outstanding and exercisable options as of June 30, 2006	1,405,949	$4.92	5.76

Shares available for future stock option grants to employees and directors under existing plans were 950,227 as of June 30, 2006.  At June 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was $1,514,741.  Total intrinsic value of options exercised was $395,285 for the six months ended June 30, 2006.  The weighted average grant date fair value of options granted during 2006 was $2.11.

Stock Warrants

The following table represents stock warrants activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding warrants as of January 1, 2006	200,000	$4.50
Warrants granted	—	$—
Warrants exercised	(98,000)	$4.50
Warrants cancelled	—	$—
Outstanding warrants as of June 30, 2006	102,000	$4.50	1.0

Warrants exercisable as of June 30, 2006	102,000	$4.50	1.0

Non-Vested Stock

In March and April 2006, the Company awarded 60,000 and 163,000 shares of non-vested stock, respectively, to our management group.  The grants vest over 4 years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the individual is still employed by the Company.  During the vesting period, the individual has voting rights and the right to receive dividends.  However, the Company will retain the dividends until the shares have vested.  The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested.  The Company is amortizing the $970,320 value of the restricted shares on the date of grant ratably over the four year vesting period.   Unrecognized compensation expense related to the restricted stock grant was $907,106 at June 30, 2006.  For the three and six month periods ended June 30, 2006, respectively, compensation expense related to restricted stock grants were $60,500 and $63,000.

The following table summarizes the Company’s non-vested stock activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2006	—	$—
Granted	223,000	$4.35
Shares vested	—	$—
Non-vested stock at June 30, 2006	223,000	$4.35

5.             Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet net of a full valuation allowance. Management must then assess the likelihood that the Company will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses and the full utilization of the Company’s loss carry back potential, the Company has recorded a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at June 30, 2006 was $3.7 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to realize these assets.  However, management is continuing to assess this matter.  Once management determines that the Company has reached a sustained level of profitability and that it is more likely than not that all or a portion of the net deferred tax assets may be realized the Company will reduce the valuation allowance and recognize a tax benefit.  No income tax provision has been presented for the quarter and six-month period ending June 30, 2006 primarily due to a reduction in deferred tax assets offset by a decrease in the valuation allowance.

At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $6.5 million and state net operating loss carry forwards of approximately $13.0 million, which are available to offset future federal and state taxable income.  If not used, these net operating loss carry forwards will expire between 2013 and 2024.

6.                                       Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the Company can recognize the tax effects from an uncertain tax position can be recognized in its financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  Data storage is currently a large market, with spending in 2006 estimated at $39 billion and expected to exceed $40 billion by 2007.  We have 14 locations throughout the United States with the highest concentration of revenues in the central states.

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

•                  Identifying and meeting with potential acquisition candidates on a regular basis.

All of these plans have various challenges and risks associated with them, including that:

•                  We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

•                  Competition is intense and may adversely impact our profit margin.  Customers have many options for data storage products and services.

•                  We may not identify suitable acquisition candidates.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.3	73.5	74.4	73.2
Gross profit	24.7	26.5	25.6	26.8
Operating expenses:
Sales and marketing	9.8	13.3	10.9	14.3
General and administrative	6.4	7.8	7.2	9.6
Engineering	3.7	3.8	4.0	4.4
Charge for sublease reserve	—	—	—	7.0
Amortization of intangibles	—	0.2	—	0.3
Total operating expenses	19.9	25.2	22.1	35.6
Operating earnings (loss)	4.8%	1.3%	3.5%	(8.8)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product sales	$29,280	$19,918	$54,224	$33,573
Service sales	10,553	8,823	19,893	16,409

Product gross profit	$6,761	$4,765	$13,065	$8,052
Service gross profit	3,090	2,849	5,927	5,321

Product gross profit as a percentage of product sales	23.1%	23.9%	24.1%	24.0%
Service gross profit as a percentage of service sales	29.3%	32.3%	29.8%	32.4%

Net Sales.  Our total net sales increased by $11.1 million for the three months ended June 30, 2006, or 38.6%, from $28.7 million for  the comparable quarter in 2005.  Our total net sales increased $24.1million for the six months ended June 30, 2006, or 48.3% from $50.0 million for the comparable period in 2005.  Our product sales increased $9.4 million, or 47.0%, to $29.3 million for the three months ended June 30, 2006, from $19.9 million for the comparable quarter in 2005.  Our product sales increased $20.6 million, or 61.5%, to $54.2 million for the six months ended June 30, 2006, from $33.6 million for the six months ended June 30, 2005. Our service sales increased $1.7 million, or 19.6%, to $10.6 million for the three months ended June 30, 2006 from $8.8 million for the comparable quarter in 2005.  Our service sales increased $3.5 million, or 21.2%, to $19.9 million for the six months ended June 30, 2006, from $16.4 million for the six months ended June 30, 2005.

The increase in our product sales for the three and six month periods ended June 30, 2006, as compared to the same periods in 2005, reflects a greater number of customers funding large projects, particularly for enhanced data recovery technology solutions.  We had an increase in the number of customers representing more than $1.0 million in quarterly revenues from four in the second quarter of 2005 to seven in the second quarter of 2006.  Likewise, for the first six months of 2006, we had an increase in the number of customers representing more than $1.0 million in revenues to 13 from six in the first six months of 2005.  We also had two large product-only sales during the second quarter for a total of $4.8 million which accounted for 44% of the quarter-over-quarter improvement.

Our service sales increase for the three month period ended June 30, 2006 as compared to the same period in 2005 was due primarily to an increase in customer support contracts of $1.8 million.  With the growth in our product revenues for the quarter ended June 30, 2006, as compared to the same period in 2005, we experienced a corresponding growth in our customer support contract revenues.  Our services sales increase for the six month period ended June 30, 2006 as compared to the same period in 2005 was due to an increase in customer support contracts of $3.5 million.  With the growth in our product revenues for the six months ended June 30, 2006, as compared to the same period in 2005, we experienced a corresponding growth in our customer support contract revenues.

We derived 20% and 7% of our revenues for the three months ended June 30, 2006 and 2005, respectively, from Cingular Wireless.  We derived 22% and 8% of our revenues for the six months ended June 30, 2006 and 2005, respectively, from Cingular Wireless.  We cannot assure that this customer will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 24.7% for the quarter ended June 30, 2006, as compared to 26.5% for the comparable quarter in 2005.  Our total gross profit as a percentage of net sales decreased to 25.6% for the six months ended June 30, 2006, as compared to 26.8% for the six months ended June 30, 2005.  Product gross profit as a percentage of product sales decreased to 23.1% in the second quarter of 2006 from 23.9% for the comparable quarter in 2005.  Product gross profit as a percentage of product sales remained flat at 24.1% for the six months ended June 30, 2006 and 2005.  Service gross profit as a percentage of service sales decreased to 29.3% for the second quarter of 2006 from 32.3% for the comparable quarter in 2005.  Service gross profit as a percentage of service sales decreased to 29.8% for the six months ended June 30, 2006 from 32.4% for the six months ended June 30, 2005.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three and six month periods ended June 30, 2006 as compared to the same periods in 2005, we had several large product-only orders which typically carry lower gross margins.

Our service gross profit as a percentage of service sales for the three and six month periods ended June 30, 2006 as compared to the same period in 2005 decreased by 3.0% and 2.6%, respectively.  Because the level of on-site support services (which typically generate higher gross margins than our other services and customer support contracts) decreased, our gross margins correspondingly decreased.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.9 million, or 9.9% of net sales for the quarter ended June 30, 2006 compared to $3.8 million, or 13.4% of net sales for the second quarter in 2005.  Sales and marketing expenses totaled $8.1 million, or 10.9% of net sales for the six months ended June 30, 2006, compared to $7.1 million, or 14.3% of net sales for the six months ended June 30, 2005.

Sales and marketing expenses in absolute dollars increased $89,000 and $973,000 for the three and six month periods ended June 30, 2006, respectively, as compared to the three and six month periods ended June 30, 2005.  Despite the increase in absolute dollars for the three and six month periods ended June 30, 2006 as compared to June 30, 2005, sales and marketing expenses as a percentage of net sales decreased for all comparative periods.  This decrease is a result of efficiency improvements with a higher level of revenue and little change in the number of our account executives.  The following table shows the change in our average number of account executives and the increase in our net sales per average number of account executives (with year-to-date figures representing through the end of the respective second quarter).

	% Change in Average No. of Account Executives	% Change in Net Sales per Average No. of Account Executives
Q2 2006 vs. Q2 2005	(2)%	42%
YTD 2006 vs. YTD 2005	1%	47%

The increase in sales and marketing expenses of $973,000 for the six month period ended June 30, 2006, as compared to the same period in 2005 was primarily due to higher commission expenses of $1.0 million related to higher revenue and gross profit for the 2006 period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.5 million, or 6.4% of net sales for the quarter ended June 30, 2006, compared to $2.2 million, or 7.8% of net sales for the second quarter in 2005.  General and administrative expenses were $5.3 million, or 7.2% of net sales for the six months ended June 30, 2006 compared to $4.8 million, or 9.6% of net sales for the six months ended June 30, 2005.

General and administrative expenses as a percentage of net sales decreased for the three and six month periods ended June 30, 2006 as compared to June 30, 2005.  We improved our efficiency, holding fixed costs relatively flat on a period-over-period basis, despite a substantial increase in revenues.

General and administrative expenses in absolute dollars increased $296,000 for the three month period ended June 30, 2006, as compared to the same period in 2005.  The increase was due in part to higher training expenses of $64,000 to complete vendor certification coursework, an increase in restricted stock compensation expense of $44,000 and higher rent expense of $65,000.  We entered into several new lease agreements for regional offices during the second and third quarter of 2005.  General and administrative expenses in absolute dollars increased $539,000 for the six month period ended June 30, 2006, as compared to the same period in 2005.  The increase was due to:  higher variable compensation expenses of $194,000 for bonuses based on the profitable first half, sales and use tax expenses of $125,000 for several state audits and rent expense of $210,000.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.5 million or 3.7% of net sales for the quarter ended June 30, 2006 compared to $1.1 million, or 3.8% of net sales for the second quarter in 2005.  Engineering expenses were $2.9 million, or 4.0% of net sales for the six months ended June 30, 2006 compared to $2.2 million, or 4.4% of net sales for the six months ended June 30, 2005.

Engineering expenses as a percentage of net sales decreased for both the three and six month periods ended June 30, 2006 as compared to the same periods in 2005.  The decrease is the result of efficiency improvement, as the moderate increase in engineering expenses was offset by the substantial increase in revenues.

Engineering expenses in absolute dollars increased $395,000 for the three month period ended June 30, 2006 as compared to the same period in 2005.  The increase is due to higher salaries and benefits.  We added technical staff primarily directed to enhance our growing customer support business and to enhance our pre-sale engineering capabilities.  We also experienced a decrease in on-site consulting revenues of $352,000.  Accordingly we had a corresponding increase in the proportion of our engineering costs allocated to engineering expenses and a decrease in our allocation to cost of service sales.  Engineering expenses in absolute dollars increased $736,000 for the six month period ended June 30, 2006 as compared to the same period in 2005.  The increase in engineering expenses is also due to an increase in salaries and benefits for the addition of technical staff to enhance our growing customer support and pre-sale engineering capabilities.  We also experienced a decrease in on-site consulting revenues of $580,000.  Accordingly we had a corresponding increase in the proportion of our engineering costs allocated to engineering expenses and a decrease in our allocation of cost of services sales.

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

Intangible Amortization.  We had no amortization of intangible assets for the three and six month period ended June 30, 2006, as compared to $65,000 and $130,000, respectively, for the three and six month periods ending June 30, 2005. Intangible amortization was 0.2% and 0.3% of net sales for the three and six month period ended June 30, 2005.  We amortized the remaining balance of the customer base intangible in November 2005.

Operating Earnings (Loss).  We had operating earnings of $1.9 million for the three months ended June 30, 2006 as compared to operating earnings of $388,000 for the three months ended June 30, 2005.  We had operating earnings of $2.6 million for the six months ended June 30, 2006 as compared to an operating loss of $4.4 million for the six months ended June 30, 2005.  Excluding the $3.5 million sublease charge, our operating loss for the six months ended June 30, 2005 was $885,000.  The $1.5 million and $3.5 million improvements in operating earnings for the three and six month periods ended June 30, 2006 as compared to the same period in 2005 is a result of the significant increase in our revenues coupled with relatively flat fixed expenses on a period-over-period basis.

Income Taxes.  We had no income tax expense for the three and six month periods ending June 30, 2006 due to a reduction in the deferred tax asset offset by a decrease in the valuation allowance.  We had no income tax benefit for the three and six month periods ending June 30, 2005 as the net operating loss carryforward was offset by an increase in the valuation reserve for deferred income taxes.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2005, 2004 and 2003 and the near-term uncertainty of future taxable income, we cannot reasonably predict when or if we will realize these deductible differences.  In addition, we do not have the ability to realize future income tax benefits on future losses.  However, management is continuing to assess this matter.  If management determines that we have reached a sustained level of profitability and that it is more likely than not that we may realize all or a portion of the net deferred tax assets we will reduce the valuation allowance and recognize a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.5 million for the six months ended June 30, 2006 as compared to net cash used in operating activities of $2.6 million for the six months ended June 30, 2005.  Significant items which impacted our operating cash flows as of June 30, 2006 were:

•                  Net earnings of $2.9 million.

•                  A $1.4 million net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net use of approximately $1.7 million in working capital.  This was primarily due to an increase in inventory related to customer orders and a decrease in accounts payable which was partially offset by a decrease in accounts receivable related to lower than normal days sales outstanding of 35 at the end of the quarter.

Net cash used in investing activities was $342,000 for the six months ended June 30, 2006.  We used this cash primarily for upgraded computer equipment and a project to upgrade our intranet.  We are planning for $350,000 of capital expenditures for the remainder of 2006 related primarily to further enhancements to our management information systems.

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2006, from the exercise of stock options and warrants. Net cash provided by financing activities was $56,000 for the six months ended June 30, 2005, from stock sold under our employee stock purchase plan.  We discontinued our employee stock purchase plan in December 2005.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of June 30, 2006, for the remainder of 2006 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2006	$1,188	$(571)	$617
2007	1,854	(1,120)	734
2008	1,569	(1,053)	516
2009	1,549	(1,053)	496
2010	1,397	(1,053)	344
Thereafter	1,686	(1,404)	282
	$9,243	$(6,254)	$2,989

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2006.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

As a result of our cumulative losses over the past two years and the full utilization of our loss carry back potential, we have made a full valuation allowance against our net deferred tax assets.  The valuation allowance at December 31, 2005 was $4.8 million. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.  However, management is continuing to assess this matter.  If management determines that we have reached a sustained level of profitability and that it is more likely than not that we may realize all or a portion of the net deferred tax assets we will reduce the valuation allowance and recognize a tax benefit.

Stock Based Compensation.  We adopted the provisions of SFAS 123R, Share- Based Payment on January 1, 2006.  SFAS 123R requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense we recognize for each option award. We make several assumptions when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, forfeitures, the expected dividends to be paid and the risk free interest rate expected during the option term. We have reviewed each of these assumptions carefully and we determined our best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected performance of our stock. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

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

Interest rate risk.  As of June 30, 2006, we had $16.8 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 4. Disclosure Controls and Procedures.

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and option of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to Datalink Corporation, required to be disclosed in our Securities and Exchange Commissions (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our most recently competed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2006.

Item 1A.  Risk Factors.

Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Dependence on a Significant Customer.  We derived 20% and 22% of our revenues for the three and six months, respectively, ended June 30, 2006, from Cingular Wireless.  We cannot assure that this customer will account for a substantial portion of our future sales.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a vote of Security Holders.

At the Annual Meeting of Shareholders held on May 4, 2006, our shareholders elected Brent G. Blackey, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, James E. Ousley, Robert M. Price and Charles B. Westling as directors with the following votes:

	For	Withheld

Brent G. Blackey	6,306,812	14,250
Paul F. Lidsky	5,945,143	375,919
Margaret A. Loftus	5,945,143	375,919
Greg R. Meland	5,810,590	510,472
James E. Ousley	5,896,159	424,903
Robert M. Price	5,813,890	507,172
Charles B. Westling	5,851,002	470,060

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

Dated: August 14, 2006	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer