Form 10-Q
period 2006-09-30
DATALINK CORP
filed 2006-11-13
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2006

or

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

Yes   ☐     No  ☒

As of November 6, 2006, 11,223,193 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$21,195	$13,434
Accounts receivable, net	10,348	18,673
Inventories	802	831
Deferred customer support contract costs	21,606	16,500
Inventories shipped but not installed	4,967	5,064
Other current assets	211	261
Total current assets	59,129	54,763
Property and equipment, net	2,188	2,476
Goodwill	5,500	5,500
Other assets	368	404
Total assets	$67,185	$63,143

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,515	$19,660
Accrued commissions	1,267	1,359
Accrued income tax	78	70
Accrued sales and use tax	497	645
Accrued expenses, other	1,640	1,893
Sublease reserve current	367	384
Deferred revenue from customer support contracts	27,732	21,367
Total current liabilities	43,096	45,378
Deferred rent	201	289
Sublease reserve non-current	1,425	1,641
Total liabilities	44,722	47,308

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 11,219,693 and 10,404,105 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	11	10
Additional paid in capital	29,060	26,555
Accumulated deficit	(6,608)	(10,730)
Total stockholders’ equity	22,463	15,835
Total liabilities and stockholders’ equity	$67,185	$63,143

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Products	$22,163	$22,106	$76,387	$55,679
Services	11,010	9,127	30,903	25,536
	33,173	31,233	107,290	81,215
Cost of sales:
Cost of products	16,625	16,759	57,784	42,280
Cost of services	7,621	6,417	21,587	17,505
Total cost of sales	24,246	23,176	79,371	59,785
Gross profit	8,927	8,057	27,919	21,430
Operating expenses:
Sales and marketing	3,893	3,714	11,997	10,845
General and administrative	2,392	2,333	7,722	7,124
Engineering	1,575	1,725	4,517	3,931
Charge for sublease reserve	—	—	—	3,502
Amortization of intangibles	—	66	—	196
	7,860	7,838	24,236	25,598
Earnings (loss) from operations	1,067	219	3,683	(4,168)
Interest income, net	189	76	439	208
Net earnings (loss)	$1,256	$295	$4,122	$(3,960)

Net earnings (loss) per common share:
Basic	$0.12	$0.03	$0.39	$(0.38)
Diluted	0.11	0.03	0.38	(0.38)
Weighted average common shares outstanding:
Basic	10,845	10,323	10,663	10,308
Diluted	11,410	10,542	10,957	10,308

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$4,122	$(3,960)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	27	27
Depreciation	758	989
Amortization of intangibles	—	196
Deferred rent	(88)	(107)
Charge for sublease reserve	—	3,502
Amortization of sublease reserve	(233)	(767)
Stock based compensation expense	193	136
Changes in operating assets and liabilities:
Accounts receivable	8,298	(3,251)
Inventories	126	(2,899)
Deferred customer support contract costs/revenues, net	1,259	1,085
Accounts payable	(8,145)	5,035
Accrued expenses	(485)	177
Other	86	(527)
Net cash provided by (used in) operating activities	5,918	(364)

Cash flows from investing activities:
Purchase of property and equipment	(470)	(1,070)
Net cash used in investing activities	(470)	(1,070)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options and warrants	2,313	102
Net cash provided by financing activities	2,313	102

Increase (decrease) in cash and cash equivalents	7,761	(1,332)
Cash and cash equivalents, beginning of period	13,434	12,663
Cash and cash equivalents, end of period	$21,195	$11,331

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

The financial statements presented herein as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.             Net Earnings (Loss) per Share

Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted net earnings (loss) per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  Due to the net loss for the nine months ended September 30, 2005, common stock equivalents of 168,000 would have been anti-dilutive and as a result were excluded from the calculation of diluted loss per share.

4.             Stock Based Compensation

Stock Compensation Plans:

Effective May 8, 2001, the Company reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to the Company’s Incentive Compensation Plan, 1,222,527 of which were available for grant as of September 30, 2006.  The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined by the Company’s Compensation Committee.

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”).  The Company amended the Director Plan in May 2002, October 2002 and April 2004.  The terms of the Director Plan allow for grants of restricted stock and stock options to non-employee members of the Board of Directors.  The Company has reserved 300,000 shares of common stock for issuance pursuant to the Director Plan, 10,901 of which were available for grant as of September 30, 2006.

Effective January 1, 2006, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).  The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R).  Under this transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense for the three and nine month periods ending September 30, 2006 includes:  (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation;” and (b) compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

On December 19, 2005, the Company’s Board of Directors took action to accelerate vesting of all outstanding employee stock options.  As of that date, the Company had a total of 1,768,037 employee options outstanding, of which 1,442,912 were vested and 325,125 were unvested.  The Board accelerated the vesting schedule of the 325,125 unvested employee options, of which 192,125 (the “underwater options”) had exercise prices in excess of $3.40 per share (the market price on the accelerated vesting date) and 128,000 (the “in the money options”) had exercise prices less than that price.  The Company did not accelerate the vesting of options granted to Board members.  The Board took the action to accelerate the vesting of the options in order to eliminate approximately $244,000 in compensation expense that the Company would otherwise have incurred over two years beginning in 2006, upon the adoption of SFAS 123(R).

As of September 30, 2006, the Company had no unrecognized compensation costs related to non-vested stock option awards.  The Company recorded $0 and $8,000, respectively, of related stock option compensation expense for the three and nine month periods ending September 30, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and nine months ended September 30, 2005:

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
Net earnings (loss):
As reported	$295	$(3,960)
Non cash compensation expense	$(111)	$(313)
Pro forma	$184	$(4,273)
Basic earnings (loss) per share:
As reported	$0.03	$(0.38)
Non cash compensation expense	$(0.01)	$(0.03)
Pro Forma	$0.02	$(0.41)
Diluted earnings (loss) per share:
As reported	$0.03	$(0.38)
Non cash compensation expense	$(0.01)	$(0.03)
Pro forma	$0.02	$(0.41)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

The following table represents weighted average assumptions for grants during the nine months ended September 30, 2006:

As of September 30, 2006
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

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options as of January 1, 2006.	1,775,137	$5.07
Options granted	6,500	$4.63
Options exercised	(362,119)	$3.64
Options cancelled	(156,893)	$7.22
Outstanding and exercisable options as of September 30, 2006	1,262,625	$5.21	5.41

Shares available for future stock option grants to employees and directors under existing plans were 1,233,428 as of September 30, 2006.  At September 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was $5,873,810.  Total intrinsic value of options exercised was $667,569 for the nine months ended September 30, 2006.  The weighted average grant date fair value of options granted during 2006 was $1.33.

Stock Warrants

The following table represents stock warrants activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding warrants as of January 1, 2006	200,000	$4.50
Warrants granted	—	$—
Warrants exercised	(200,000)	$4.50
Warrants cancelled	—	$—
Outstanding warrants as of September 30, 2006	—	$—

Warrants exercisable as of September 30, 2006	—	$—

Non-Vested Stock

In March and April 2006, the Company awarded 60,000 and 163,000 shares of non-vested stock, respectively, to executive and senior management.  The grants vest over 4 years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the individual is still employed by the Company.  During the vesting period, the individual has voting rights and the right to receive dividends.  However, the Company will retain the dividends until the shares have vested.  The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested.  The Company is amortizing the $970,320 value of the restricted shares on the date of grant ratably over the four year vesting period.   Unrecognized compensation expense related to the restricted stock grant was $846,461 at September 30, 2006.  For the three and nine month periods ended September 30, 2006, respectively, compensation expense related to these restricted stock grants was $60,600 and $123,900.

The following table summarizes the Company’s non-vested stock activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2006	—	$—
Granted	223,000	$4.35
Shares vested	—	$—
Non-vested stock at September 30, 2006	223,000	$4.35

In June and September 2006 the Company issued 3,750 and 4,449 shares of common stock to members of the Board of Directors which were fully vested upon grant.  For the three and nine months ended September 30, 2006, respectively, total compensation expense for these awards was approximately $41,000 and $61,000.

5.             Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet net of a full valuation allowance. Management must then assess the likelihood that the Company will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  As a result of the Company’s cumulative losses and the full utilization of the Company’s loss carry back potential, the Company previously recorded a full valuation allowance against the Company’s net deferred tax assets.  The valuation allowance at September 30, 2006 was $3.3 million.  In addition, the Company expects to provide a full valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to realize these assets.  However, management is continuing to assess this matter.  Once management determines that the Company has reached a sustained level of profitability and that it is more likely than not that the Company may realize all or a portion of the net deferred tax assets the Company will reduce the valuation allowance and recognize a tax benefit.  No income tax provision has been presented for the three and nine month periods ending September 30, 2006 primarily due to a reduction in deferred tax assets offset by a decrease in the valuation allowance.

At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $6.5 million and state net operating loss carry forwards of approximately $13.0 million, which are available to offset future federal and state taxable income.  If not used, these net operating loss carry forwards will expire between 2013 and 2024.

6.             Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the Company can recognize the tax effects from an uncertain tax position in its financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.   SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company will adopt the standard beginning in the first quarter of 2008.  The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements.  The Company will initially apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006.  The Company does not believe the adoption of SAB 108 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158).  Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date.  The funded status of these plans is determined as of the plans’ measurement dates and represents the difference between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for defined benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations.  To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income (OCI) section of shareholders’ equity on the balance sheet.   Because the Company does not have any defined benefit pension plans or other postretirement benefit plans, the adoption of  SFAS 158 will not have an impact on its financial statements.

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

•      Penetrating our enterprise customer base further.

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

To pursue these strategies, we are:

•      Improving our training, tools and recruiting efforts for sales and engineering teams to increase productivity and strategic account management.

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

•      We may not identify suitable acquisition candidates.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.1	74.2	74.0	73.6
Gross profit	26.9	25.8	26.0	26.4
Operating expenses:
Sales and marketing	11.7	11.9	11.2	13.4
General and administrative	7.2	7.5	7.2	8.8
Engineering	4.8	5.5	4.2	4.8
Charge for sublease reserve	—	—	—	4.3
Amortization of intangibles	—	0.2	—	0.2
Total operating expenses	23.7	25.1	22.6	31.56
Operating earnings (loss)	3.2%	0.7%	3.4%	(5.1%)

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product sales	$22,163	$22,106	$76,387	$55,679
Service sales	11,010	9,127	30,903	25,536

Product gross profit	$5,538	$5,347	$18,603	$13,399
Service gross profit	3,389	2,710	9,316	8,031

Product gross profit as a percentage of product sales	25.0%	24.2%	24.4%	24.1%
Service gross profit as a percentage of service sales	30.8%	29.7%	30.1%	31.4%

Net Sales.  Our total net sales increased by $1.9 million for the three months ended September 30, 2006, or 6.2%, from $31.2 million for  the comparable quarter in 2005.  Our total net sales increased $26.1million for the nine months ended September 30, 2006, or 32.1% from $81.2 million for the comparable period in 2005.  Our product sales increased $57,000, or 0.2%, to $22.2 million for the three months ended September 30, 2006, from $22.1 million for the comparable quarter in 2005.  Our product sales increased $20.7 million, or 37.2%, to $76.4 million for the nine months ended September 30, 2006, from $55.7 million for the nine months ended September 30, 2005. Our service sales increased $1.9 million, or 20.6%, to $11.0 million for the three months ended September 30, 2006 from $9.1 million for the comparable quarter in 2005.  Our service sales increased $5.4 million, or 21.0%, to $30.9 million for the nine months ended September 30, 2006, from $25.5 million for the nine months ended September 30, 2005.

The increase in our product sales for the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005, reflects a greater number of customers funding large projects, particularly for enhanced data recovery technology solutions.  We had an increase in the number of customers representing more than $500,000 in quarterly revenues from eight in the third quarter of 2005 to 15 in the third quarter of 2006.  Likewise, for the first nine months of 2006, we had an increase in the number of customers representing more than $500,000 in revenues to 34 from 28 in the first nine months of 2005.

Our service sales increase for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 was due to an increase in customer support contracts of $2.2 million and $4.4 million, respectively.  With the growth in our product revenues we have experienced a corresponding growth in our customer support contract revenues

We derived 13% of our revenues for the three months ended September 30, 2006, from Navitaire Inc.  We derived 26% of our revenues for the three months ended September 30, 2005, from Fidelity National Financial.  We derived 16% of our revenues for the nine months ended September 30, 2006, from Cingular Wireless.  We derived 10% of our revenues for the nine months ended September 30, 2005, from Fidelity National Financial.  We cannot provide assurance that these customers will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 26.9% for the quarter ended September 30, 2006, as compared to 25.8% for the comparable quarter in 2005.  Our total gross profit as a percentage of net sales decreased to 26.0% for the nine months ended September 30, 2006, as compared to 26.4% for the nine months ended September 30, 2005.  Product gross profit as a percentage of product sales increased to 25.0% in the third quarter of 2006 from 24.2% for the comparable quarter in 2005.  Product gross profit as a percentage of product sales increased to 24.4% for the nine months ended September 30, 2006 from 24.1% for the comparable period in 2005.  Service gross profit as a percentage of service sales increased to 30.8% for the third quarter of 2006 from 29.7% for the comparable quarter in 2005.  Service gross profit as a percentage of service sales decreased to 30.1% for the nine months ended September 30, 2006 from 31.4% for the nine months ended September 30, 2005.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005, we have sold a higher percentage of solutions sales consisting of product, customer support contracts and professional services which result in higher gross profit than product only sales.

Our service gross profit as a percentage of service sales for the three month period ended September 30, 2006 as compared to the same period in 2005 increased 1.1%.  We experienced an increase in the gross margin for third party installations for the third quarter of 2006.  Our service gross profit as a percentage of service sales for the nine month period ended September 30, 2006 as compared to the same period in 2005 decreased by 1.3%.  Because the level of on-site support services (which typically generate higher gross margins than our other services and customer support contracts) decreased, our gross margins correspondingly decreased.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $3.9 million, or 11.7% of net sales for the quarter ended September 30, 2006 compared to $3.7 million, or 11.9% of net sales for the third quarter in 2005.  Sales and marketing expenses totaled $12.0 million, or 11.2% of net sales for the nine months ended September 30, 2006, compared to $10.8 million, or 13.4% of net sales for the nine months ended September 30, 2005.

Sales and marketing expenses in absolute dollars increased $179,000 and $1.2 million for the three and nine month periods ended September 30, 2006, respectively, as compared to the three and nine month periods ended September 30, 2005.  Despite the increase in absolute dollars for the three and nine month periods ended September 30, 2006 as compared to September 30, 2005, sales and marketing expenses as a percentage of net sales decreased for all comparative periods.  This decrease is a result of efficiency improvements with a higher level of revenue and little change in the number of our account executives.  The following table shows the change in our average number of account executives and the increase in our net sales per average number of account executives (with year-to-date figures representing results through the end of the respective third quarter).

	% Change in Average No. of Account Executives	% Change in Net Sales per Average No. of Account Executives
Q3 2006 vs. Q3 2005	(3%)	10%
YTD 2006 vs. YTD 2005	(2%)	35%

The increase of $1.2 million for the nine month period ended September 30, 2006, as compared to the same period in 2005 was due to higher commission expenses of $1.3 million related to higher revenue and gross profit for the 2006 period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.4 million, or 7.2% of net sales for the quarter ended September 30, 2006, compared to $2.3 million, or 7.5% of net sales for the third quarter in 2005.  General and administrative expenses were $7.7 million, or 7.2% of net sales for the nine months ended September 30, 2006 compared to $7.1 million, or 8.8% of net sales for the nine months ended September 30, 2005.

General and administrative expenses as a percentage of net sales decreased for the three and nine month periods ended September 30, 2006 as compared to September 30, 2005.  We improved our efficiency, holding fixed costs relatively flat on a period-over-period basis, despite a substantial increase in revenues.

General and administrative expenses in absolute dollars increased $59,000 for the three month period ended September 30, 2006, as compared to the same period in 2005.  The increase was primarily due to an increase in board compensation expenses of $63,000.  General and administrative expenses in absolute dollars increased $598,000 for the nine month period ended September 30, 2006, as compared to the same period in 2005.  The increase was due to:  higher variable compensation expenses of $213,000 for bonuses based on the profitable nine month period, sales and use tax expenses of $125,000 for several state audits and rent expense of $239,000 for several new lease agreements for regional offices entered into during the second and third quarter of 2005.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $1.6 million or 4.7% of net sales for the quarter ended September 30, 2006 compared to $1.7 million, or 5.5% of net sales for the third quarter in 2005.  Engineering expenses were $4.5 million, or 4.2% of net sales for the nine months ended September 30, 2006 compared to $3.9 million, or 4.8% of net sales for the nine months ended September 30, 2005.

Engineering expenses as a percentage of net sales decreased for both the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005.  The decrease is the result of efficiency improvement, as the moderate increase in engineering expenses was offset by the substantial increase in revenues.

Engineering expenses in absolute dollars decreased $150,000 for the three month period ended September 30, 2006 as compared to the same period in 2005.  We experienced an increase in installation services for the third quarter 2006.   Accordingly we had a corresponding increase in the proportion of our engineering costs allocated to cost of services sales and a decrease in our engineering expenses.  Engineering expenses in absolute dollars increased $586,000 for the nine month period ended September 30, 2006 as compared to the same period in 2005.  The increase in engineering expenses is due to an increase in salaries and benefits for the addition of technical staff to enhance our growing customer support and pre-sale engineering capabilities.

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

Intangible Amortization.  We had no amortization of intangible assets for the three and nine month periods ended September 30, 2006, as compared to $66,000 and $196,000, respectively, for the three and nine month periods ending September 30, 2005. Intangible amortization was 0.2% of net sales for both the three and nine months period ended September 30, 2005.  We amortized the remaining balance of the customer base intangible in November 2005.

Operating Earnings (Loss).  We had operating earnings of $1.1 million for the three months ended September 30, 2006 as compared to operating earnings of $219,000 for the three months ended September 30, 2005.  We had operating earnings of $3.7 million for the nine months ended September 30, 2006 as compared to an operating loss of $4.2 million for the nine months ended September 30, 2005.  Excluding the $3.5 million sublease charge, our operating loss for the nine months ended September 30, 2005 was $666,000.  The $848,000 and $4.3 million improvements in operating earnings for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 is a result of the significant increase in our revenues coupled with relatively flat fixed expenses on a period-over-period basis.

Income Taxes.  We had no income tax expense for the three and nine month periods ending September 30, 2006 due to a reduction in the deferred tax asset offset by a decrease in the valuation allowance.  We had no income tax benefit for the three and nine month periods ending September 30, 2005 as the net operating loss carryforward was offset by an increase in the valuation reserve for deferred income taxes.  The ultimate realization of deferred tax assets is dependent upon carry back to prior periods and upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of taxable losses in 2005, 2004 and 2003 and the near-term uncertainty of future taxable income, we cannot reasonably predict when or if we will realize these deductible differences.  In addition, we do not have the ability to realize future income tax benefits on future losses.  However, management is continuing to assess this matter.  If management determines that we have reached a sustained level of profitability and that it is more likely than not that we may realize all or a portion of the net deferred tax assets we will reduce the valuation allowance and recognize a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2006 as compared to net cash used in operating activities of $364,000 for the nine months ended September 30, 2005.  Significant items which impacted our operating cash flows as of September 30, 2006 were:

•      Net earnings of $4.1 million.

•      A $1.3 million net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•      A net increase of approximately $279,000 for accounts receivable, inventory and accounts payable.  This was primarily due to a small decrease in inventory related to customer orders a decrease in accounts receivable related to lower than normal days sales outstanding of 28 at the end of the quarter offset by a decrease in accounts payable.

Net cash used in investing activities was $470,000 for the nine months ended September 30, 2006.  We used this cash primarily for upgraded computer equipment and a project to upgrade our intranet.  We are planning for $100,000 of capital expenditures for the remainder of 2006 related primarily to further enhancements to our management information systems.

Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2006, from the exercise of stock options and warrants. Net cash provided by financing activities was $102,000 for the nine months ended September 30, 2005, from stock sold under our employee stock purchase plan.  We discontinued our employee stock purchase plan in December 2005.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of September 30, 2006, for the remainder of 2006 and each of the full years thereafter as follows:

	(in thousands)
	Lease	Sublease	Net Lease
	Obligations	Agreements	Obligations
2006	$541	$(289)	$252
2007	1,854	(1,124)	730
2008	1,569	(1,053)	516
2009	1,549	(1,053)	496
2010	1,397	(1,053)	344
Thereafter	1,686	(1,404)	282
	$8,596	$(5,976)	$2,620

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2006.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Interest rate risk.  As of September 30, 2006, we had $21.2 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2006.

Item 1A. Risk Factors.

Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Dependence on Significant Customers.  We derived 13% of our revenues for the three months ended September 30, 2006, from Navitaire Inc.  We derived 16% of our revenues for the nine months ended September 30, 2006, from Cingular Wireless.  We cannot provide assurance that these customers will account for a substantial portion of our future sales.

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

Dated: November 13, 2006	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer