Form 10-K
period 2006-12-31
DATALINK CORP
filed 2007-03-29
CIK 1056923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2006: $34,687,236.

At March 10, 2007, the number of shares outstanding of each of the registrant’s classes of common stock was 12,401,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2007 (the “2006 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the level of continuing demand for storage, including the impact of economic conditions on technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with current and possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price. You may find these statements throughout this Annual Report and specifically in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this Annual Report.

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

•       Storage Management—Datalink storage management architectures maximize utilization of storage technologies and the resources that manage them. Solutions span storage consolidation, storage area network (SAN) management, virtualization, storage management, data lifecycle management and storage security.

•       Support and Maintenance—After designing and installing data storage solutions for its customers, Datalink provides expertise through 24 hours-a-day technical support and, when necessary, on site maintenance.

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

At the same time, we expect IT headcount to remain relatively flat over the next several years, making it necessary for organizations to dramatically improve storage management productivity to avoid being inundated by growing data storage capacities. To address this growing gap, we expect that organizations will consolidate their storage infrastructures and augment them with enhanced software capabilities such as virtualization, archiving and data lifecycle management.

We expect that disk-based data protection, modular disk and SAN/NAS convergence, storage management software, and storage services will grow rapidly over the next several years. Together, these areas will continue to grow faster than the rest of the storage industry. Organizations recognize the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, protect and provide access to this data is fast becoming one of the most important aspects of business-critical decision-making, increasing the need for high-performance, scalable and highly available solutions.

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

A number of storage management software innovations continue to mature in the market. Storage management software enhancements span virtualization, storage management and data lifecycle management. Newer software functionalities offer advanced backup reporting and data categorization. We anticipate that advances in each of these areas will enable improved storage availability, manageability and performance.

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

•       Gross profit margins have been under pressure for many storage companies. Because of the high cost of maintaining a national sales and marketing organization, high-end data storage manufacturers increasingly are focusing their resources on their research and development functions. This strategy requires them to leverage their sales and marketing functions by partnering with companies such as Datalink.

We believe we are uniquely positioned to capitalize on this significant opportunity for the following reasons:

Expertise.   We have been implementing sophisticated data storage solutions for over twenty years. This experience has given us significant expertise in understanding and applying data storage technologies and has allowed us to earn and retain the trust and confidence of our customers and suppliers. We invest in and train resources to differentiate our company, adapt to the ever-changing needs of our customers and capitalize on opportunities.

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

The Datalink Solution

We combine our technical expertise, the best products from leading manufacturers and comprehensive services to meet each customer’s specific needs. Our services include:

Analysis

At the beginning of an engagement, we place considerable emphasis on formulating a needs analysis based on each customer’s business initiatives, operating environment and current and anticipated data storage requirements. While our focus is on each customer’s unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data storage solutions for over twenty years to customers in numerous industries.

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

Our Strategy

Our strategy is to improve our position as a leading, independent information storage architect and to develop a customer-focused, high performance company with sustainable profitable growth. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving enterprise-class information storage management needs of our customers. Key elements of our strategy include:

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

Pursue Regional Acquisitions

We believe there is an opportunity to strengthen our resources and presence in key geographies through the acquisition of select regional competitors. On January 31, 2007, we acquired Midrange Computer Solutions Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. The acquisition of MCSI increases our revenue base by approximately one-third, expands the number of enterprise accounts we serve and extends our presence geographically in the Northeast, Midwest, and Northern and Southern California.

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

We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux and in-depth knowledge of all major hardware platforms manufactured by industry leaders, including Hewlett-Packard Company, International Business Machines Corp. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers’ new product development, evaluation, introduction and marketing programs. These collaborations enable us to identify and market innovative new hardware and software products and exchange critical information in order to maximize customer satisfaction.

Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Disk Storage	EMC Corporation Hitachi Data Systems Corporation Network Appliance Inc. Sun Microsystems, Inc. Data Domain International Business Machines Corp.
Tape Automation	Quantum Corporation Spectra Logic Corporation Sun Microsystems, Inc.
Software	Diligent Technologies Corporation EMC Corporation Symantec Corporation FalconStor Software, Inc.
Switches/Directors/Storage Networking	Brocade Communications Systems, Inc. Cisco Systems, Inc. Riverbed Technology, Inc.
Fibre Channel Host Bus Adapters	Emulex Corporation QLogic Corporation

Customers

Our customers trust us with their most demanding data storage projects. Customer engagements range from specialized professional assessment and design services, to complex organization-wide SAN implementations. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which are reflected by our significant repeat business. Spanning a broad array of industries, our customers include CBS SportsLine.com, Cingular Wireless LLC, Harris Corporation, Fidelity National Financial, Medtronic Inc., St. Jude Medical, Inc., Valero Energy Corporation and World Savings. Cingular Wireless LLC accounted for 13.9% of 2006 sales.

Sales and Marketing

We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2006, we had 13 field sales offices in order to efficiently serve our customers’ needs.

Our field account executives and account associates work closely with our technical services team in evaluating the enterprise-class information storage needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. We believe that the average longevity of service of our sales force, and their close collaboration with our technical services team, are key factors to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other storage solution providers.

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

Competition

Datalink primarily competes with the direct sales forces of storage OEM’s. Besides Datalink’s current technology partners, these OEM competitors include Hewlett-Packard Company and Dell Computer Corporation. In addition, we compete with channel partners of storage OEM’s. These include MTI Technology Corporation, Forsythe Technology, Inc., SAN Holdings, Inc. and Sirius Computer Solutions, Inc.

Employees

As of December 31, 2006, we had a total of 160 full-time employees. We have no employment agreements with any of our employees, except for our Chief Financial Officer and our Vice President of Field Operations. In November 2004, we entered into change of control severance agreements with Messrs. Meland, Westling and Ms. West and with each Messrs. Barnum and Beyer under their respective employment agreements. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

We configure products to customer specifications and generally ship them shortly after we receive our customer’s order. Customers may change their orders with little or no penalty. We do not recognize revenue on hardware or software products until we have completed our required or contracted installation or configuration services in connection with the sale. Customer constraints and the availability of engineering resources can have a significant impact on when we can complete an installation and configuration service. These factors prevent us from relying on backlog as a predictor of our future sales levels.

Available Information

We have available a website on the Internet. Our address is www.datalink.com. The material on our website is not part of this report. We file with the SEC, and make available at our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.

Item 1A.                Risk Factors.

As indicated in this Annual Report under the caption “Note Regarding Forward-Looking Statements,” certain information contained in this Annual Report consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report include the following:

We cannot assure future profitability.

Although we achieved positive net income for fiscal year 2006, for the second, third and fourth quarters of 2005 and for the fourth quarter of 2004, we have incurred net losses all other quarters since the fourth quarter of 2001. We cannot assure that we will remain profitable in the foreseeable future, or at all. Any additional losses may adversely affect our stock price.

Competition could prevent us from increasing or sustaining our revenues or profitability.

The enterprise-class information storage market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. We compete with independent storage system suppliers to the mid to large enterprise market and numerous value added resellers, distributors and consultants. We also compete in the storage systems market with computer platform suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

Some of our current and potential competitors include our suppliers. We are not the exclusive reseller of any data storage product we offer. Instead, our suppliers market their products through other independent data storage solution providers, original equipment manufacturers and through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would likely result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us.

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

In 2006, we had one customer, Cingular Wireless LLC, that accounted for approximately 13.9% of our revenues. In addition, our top five customers collectively accounted for 28% of our 2006 revenues. In 2005, we had no customers that accounted for at least 10% of our revenues. However, our top five customers collectively accounted for 27% of our 2005 revenues. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products. These programs contributed to our profitability in 2004, 2005 and 2006. We cannot assure that these programs will continue. If they do not, we may be unable to achieve profitability in the future.

Our business depends on our ability to hire and retain technical personnel and highly qualified sales people.

Our future operating results depend upon our ability to attract, retain and motivate qualified engineers and sales people with enterprise-class information storage solutions experience. If we fail to recruit and retain additional engineering and sales personnel, or if losses require us in the future to terminate employment of some of these personnel, we will experience greater difficulty realizing our growth strategy, which could negatively affect our business, financial condition and stock price.

We generally do not have employment agreements with our key employees.

Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many who have substantial experience in our industry and would be difficult to replace. Except as to our Chief Financial Officer and new Vice President of Field Operations, we generally do not have employment, non-competition or non-solicitation agreements with our officers or employees, including our executive officers. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the systems and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigations by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company’s systems into compliance with Section 404.

Control by our existing stockholders could discourage the potential acquisition of our business.

Currently, our executive officers and directors beneficially own approximately 30% of our outstanding common stock. Acting together, these insiders may be able to elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

We perform impairment analyses of our goodwill at least annually or when we believe there may be impairment. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Our future recognition of the expenses associated with stock-based compensation may adversely affect our stock price.

In the first quarter of 2006, we adopted SFAS 123(R), which requires us to measure and recognize compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for 2006 and future years will contain a charge for stock-based compensation related to restricted stock and stock options granted to employees. This charge is in addition to any stock-based compensation we have recognized in the past. SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards. Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value. We cannot assure that the valuation models we apply will accurately measure the fair value of our stock-based compensation. Our stock price may be adversely affected by the existence, amount or unpredictability of our future stock-based compensation expense.

We may not successfully integrate or realize the benefits of the acquisition of Midrange Computer Solutions Inc. (MCSI)

On January 31, 2007, we acquired MCSI. While management believes that acquisitions are an integral part of our long-term strategy, there are risks and uncertainties related to acquiring companies. The integration of MCSI is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business, controls and procedures. We may not successfully integrate MCSI and the failure to meet the challenges involved in integrating the operations of Datalink and MCSI successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm our business. The challenges involved in this integration include, but are not limited to, the following:

•       Successfully combining product and service offerings.

•       Integrating and coordinating sales and marketing activities.

•       Realizing the financial, operational and headcount synergies to improve the overall business model of the company.

•       Preserving customer, distribution, reseller, OEM, manufacturing, supplier and other important relationships of both Datalink and MCSI and resolving potential conflicts that may arise.

•       Minimizing the diversion of management attention from other strategic opportunities and operational matters.

•       Integrating the diverse financial systems of both Datalink and MCSI.

•       Addressing differences in the business cultures of Datalink and MCSI, maintaining employee morale and retaining key employees.

The anticipated benefits of the merger are based on projections and assumptions, including successful integration, and not actual experience. In addition to the integration risks discussed above, our ability to realize these benefits could be adversely affected by practical or legal constraints on our ability to combine operations. Finally, if our stock price decreases significantly, this may result in a reassessment of our long-lived assets and goodwill (which includes significant long-lived assets and goodwill related to the acquisition of MCSI) to determine if an impairment is necessary.

The sublessee for our corporate headquarters may be unable to make their lease payments or default on their lease agreement.

In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is 85 months starting in April 2005 and ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. If the sublessee was unable to make their lease payments to us or defaulted on the lease agreement, our operating results or financial condition and stock price may suffer as a result.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

We occupy 49,000 square feet of an office and warehouse facility in Chanhassen, Minnesota as our corporate headquarters, including our principal technical operations and our integration, assembly and support service operations. As of December 31, 2006, our other 13 locations which house sales and technical staff were small-to-medium-sized offices throughout the United States.

In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000. In the first quarter of 2005, we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale. We obtained cost savings of approximately $950,000 in 2006 and 2005 as a result of the sublease agreement and expect to achieve comparable savings in future years during the sublease term.

Based on our present plans, we believe our current facilities, which are in reasonably good condition, will be adequate to meet our anticipated needs for at least the remaining term of our lease.

Item 3.                        Legal Proceedings.

We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2006.

Item 4.                        Submission of Matters to a Vote of Security Holders.

We submitted no matters during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Market under the symbol “DTLK”. The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2006
First Quarter	$5.48	$3.84
Second Quarter	7.03	4.02
Third Quarter	10.44	5.18
Fourth Quarter	12.32	6.77
Year Ended December 31, 2005
First Quarter	3.23	2.47
Second Quarter	3.09	1.86
Third Quarter	4.30	2.84
Fourth Quarter	4.22	3.01

On March 23, 2007, the closing price per share of our common stock was $8.23. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 19, 2007, there were approximately 98 holders of common stock, including record holders and stockholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held through a small number of record holders by over 2,552 beneficial owners.

Except for distributions paid to our pre-initial public offering corporation stockholders related to S corporation earnings generated prior to our initial public offering in 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We did not purchase any of our securities during 2006 nor did we have any unregistered sales of equity securities during 2006. You can find additional information about our equity compensation plans in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The Securities and Exchange Commission requires that the Company include in this proxy statement a line-graph presentation comparing cumulative stockholder returns on an indexed basis with the Nasdaq Composite Index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Board of Directors previously approved the use of the Russell 2000 Index as its industry standard index. The table below compares the cumulative total return assuming $100 was invested as of December, 13, 2000, in the common stock of the Company, the Russell 2000 Index and the Nasdaq Composite Index. The graph assumes the reinvestment of all dividends. The Indexes are weighted based on market capitalization at the time of each reported data point.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Datalink Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.                        Selected Financial Data.

You should read the information below with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements. We derived the data as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, from our financial statements that are included in this Annual Report. We derived the data as of December 31, 2004, 2003 and 2002, and for the years ended December 31, 2003 and 2002, from our financial statements not included in this Annual Report.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$102,400	$81,582	$63,235	$61,350	$58,492
Service sales	43,583	35,531	30,048	29,787	28,008
Total net sales	145,983	117,113	93,283	91,137	86,500
Cost of sales:
Cost of product sales	77,365	62,147	48,568	47,477	44,776
Cost of services	30,521	24,321	21,175	20,198	20,000
Total cost of sales	107,886	86,468	69,743	67,675	64,776
Gross profit	38,097	30,645	23,540	23,462	21,724
Operating expenses:
Sales and marketing	15,985	15,062	12,438	10,985	11,481
General and administrative	10,434	9,954	10,366	10,960	10,354
Engineering	6,098	5,121	3,764	4,220	4,954
Charge for sublease reserve(1)	—	3,502	—	—	—
Restructuring charges(2)	—	—	(63)	2,078	—
Amortization of goodwill and other intangibles(3)	—	224	261	725	1,088
Total operating expenses	32,517	33,863	26,766	28,967	27,877
Earnings (loss) from operations	5,580	(3,218)	(3,226)	(5,505)	(6,153)
Interest income, net	714	303	83	74	117
Earnings (loss) before income taxes	6,294	(2,915)	(3,143)	(5,431)	(6,036)
Income tax (benefit) expense(4)	(2,203)	—	—	(276)	(618)
Net earnings (loss)	$8,497	$(2,915)	$(3,143)	$(5,155)	$(5,418)
Net earnings (loss) per common share:
Basic	$0.77	$(0.28)	$(0.31)	$(0.50)	$(0.56)
Diluted	$0.76	$(0.28)	$(0.31)	$(0.56)	$(0.50)
Weighted average shares outstanding:
Basic	11,006	10,318	10,286	10,333	9,687
Diluted	11,127	10,318	10,286	10,333	9,687

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$22,900	$13,434	$12,663	$12,565	$10,334
Working capital	19,011	9,385	10,007	11,488	13,477
Total assets	86,849	63,143	47,069	36,094	44,785
Stockholders’ equity	27,322	15,835	18,512	21,496	26,346

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

(4)          Our 2002 income tax benefit was offset by $1.6 million of expense for a valuation allowance for deferred tax assets. We continued to record a full valuation allowance against our deferred tax assets for 2003, 2004 and 2005 due to the uncertainty of the realization and timing of the benefits of those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2006, management concluded that we had attained a sufficient level of sustained profitability and recorded a tax benefit of $2.2 million resulting principally from the reversal of our income tax valuation allowance.

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

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. The market for data storage products and services is large. IDC estimates that digital information will occupy more than six times its current quantity, or 988 billion gigabytes, by 2010. As of December 31, 2006, we had 14 locations throughout the United States with the highest concentration of revenues in the central states.

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

•       Deepening our presence in existing enterprise accounts and penetrating new enterprise accounts.

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

•       Exploring potential regional acquisitions that we believe can strengthen our resources and capabilities in key geographic locations. On January 31, 2007, we acquired Midrange Computer Solutions Inc., a storage consulting, solutions and service provider based in Chicago, Illinois.

To pursue these strategies, we are:

•       Improving our training, tools and recruiting efforts for sales and engineering teams to increase productivity.

•       Hiring additional customer support staff and enhancing the customer support staff’s communications and call management capabilities.

•       Developing more effective delivery capabilities for professional services and solutions.

•       Focusing on successfully integrating Datalink and MCSI.

All of these plans have various challenges and risks associated with them, including that:

•       We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

•       Competition is intense and may adversely impact our profit margin. Customers have many options for data storage products and services.

•       We may not successfully integrate MCSI and the failure to meet the challenges involved in integrating the operations of Datalink and MCSI successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm our business.

Results of Operations

Our sales for 2006 increased $28.9 million or 24.7% to $146.0 million for 2006 as compared to 2005. Our gross margin increased $7.5 million or 24.3% to $38.1 million for 2006 as compared to 2005. Our earnings from operations increased $5.3 million from $284,000 in 2005, excluding the sublease charge of $3.5 million in the first quarter of 2005, to $5.6 million in 2006. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.9	73.8	74.8
Gross profit	26.1	26.2	25.2
Operating expenses:
Sales and marketing	10.9	12.8	13.3
General and administrative	7.2	8.5	11.1
Engineering	4.2	4.4	4.0
Charge for sublease reserve	—	3.0	—
Amortization of intangibles	—	0.2	0.3
Total operating expenses	22.3	28.9	28.7
Operating earnings (loss)	3.8%	(2.7)%	(3.5)%

Comparison of Years Ended December 31, 2006, 2005 and 2004

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Years Ended December 31,
	2006	2005	2004
Product sales	$102,400	$81,582	$63,235
Service sales	43,583	35,531	30,048
Product gross profit	$25,035	$19,435	$14,667
Service gross profit	13,062	11,210	8,873
Product gross profit as a percentage of product sales	24.4%	23.8%	23.2%
Service gross profit as a percentage of service sales	30.0%	31.5%	29.5%

Net Sales.   Our product sales increased 25.5% in 2006 from 2005 to $102.4 million, and increased 29.0% in 2005 from 2004 to $81.6 million. Our service sales, which include customer support, consulting and installation services, increased 22.7% in 2006 from 2005 to $43.6 million, and increased 18.2% in 2005 from 2004 to $35.5 million.

The increase in our product sales in 2006 as compared to 2005 and 2005 as compared to 2004 reflects a greater number of customers funding large projects, particularly for enhanced data recovery technology solutions. We had an increase in customers representing more than $1 million in annual revenues from 14 in 2004 and 20 in 2005 to 24 in 2006. We continue to increase the productivity of our sales executives. The following table shows the change in our average number of account executives and the increase in our net sales per average number of account executives.

	% Change in Average No. of Account Executives	% Change in Net Sales per Average No. of Account Executives
2006 vs. 2005	(1)%	26%
2005 vs. 2004	11%	13%

The decline in the number of account executives from 2005 to 2006 reflects some selected changes in personnel mid year 2006. The increase in the average number of account executives from 2004 to 2005 reflects our hiring of experienced, quality account executives in key geographic locations.

The increase in our service revenues for 2006 over 2005 reflects an increase in our customer support contract revenues and our installation and configuration service revenues, offset by a decrease in our consulting service revenues. Customer support contract revenues increased $8.3 million or 31.4%, consulting service revenues decreased $1.3 million or 53.1% and installation and configuration service revenues increased $1.1 million or 16.3%. With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts. The decrease in our consulting revenues between 2005 and 2006 reflects the completion of a long term professional services contract at the end of 2005. The increase in our service revenues for 2005 over 2004 include an increase in customer support contract revenues of $2.2 million or 9%, an increase in consulting service revenues of $1.1 million or 81% and an increase in installation and configuration service revenues of $2.2 million or 64%. The growth in our product revenues from 2004 to 2005 resulted in continued growth in our services revenues.

We derived approximately 13.9% of our sales from our customer, Cingular Wireless LLC, during 2006. We cannot provide assurance that this customer will account for a substantial portion of our future sales. We had no other customers that comprised more than 10% of our sales in 2004, 2005 or 2006.

Gross Profit.   Our total gross profit as a percentage of net sales remained flat at 26.1% in 2006 as compared to 26.2% in 2005, which was an increase from 25.2% in 2004.

Product gross profit as a percentage of product sales increased to 24.4% in 2006 as compared to 23.8% in 2005 and as compared to 23.2% in 2004. The percentage improvement in both 2006 and 2005 reflects the increase in enhanced data recovery technology solution purchases made by our customers for which we achieved a higher gross profit. We have various programs in place with our vendors that provide economic incentives for achieving various sales performance targets. Achieving these targets contributed favorably to our product gross profit in 2006, 2005 and 2004. These vendor incentive programs constantly change and we negotiate them separately with each vendor. While we expect the incentive programs to continue, the vendors could modify or discontinue them, which would unfavorably impact our product gross profit margins.

Service gross profit as a percentage of service sales decreased to 30.0% in 2006 as compared to 31.5% in 2005 and increased as compared to 29.5% in 2004. The percentage decrease in 2006 as compared to 2005 reflects the completion of a long term professional services contract at the end of 2005 which carried a higher gross profit percentage. The percentage increase in 2005 as compared to 2004 reflects an improvement in our gross profit percentage for customer support contract renewals.

Sales and Marketing.   Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $16.0 million, or 10.9% of net sales for 2005 as compared to $15.1 million, or 12.8% of net sales for 2005 and $12.4 million, or 13.3% of net sales for 2004. The increase in sales and marketing expense in absolute dollars for 2006 over 2005 is primarily a result of higher commission expense of $1.5 million in 2006 as compared to 2005. The increase in sales and marketing expense in absolute dollars for 2005 over 2004 is primarily a result of higher commission and bonus expenses of $1.7 million due to the higher sales volume in 2005 as compared to 2004. The decrease in sales and marketing expense as a percentage of net sales from 2006 to 2005 and from 2005 to 2004 reflects better leverage of our fixed costs as revenues increased in both 2006 and 2005. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

General and Administrative.   General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $10.4 million, or 7.2% of net sales for 2006 compared to $9.9 million, or 8.5% of net sales for 2005 and $10.4 million, or 11.1% in 2004. The increase in general and administrative expenses in absolute dollars for 2006 as compared to 2005 is due to an increase of $294,000 in facilities expenses for several new lease agreements for regional offices entered into during the second and third quarter of 2005, an increase of $135,000 for board compensation expense and an increase of $50,000 for sales and use tax expense for several state audits. The decrease in general and administrative expenses in absolute dollars for 2005 as compared to 2004 is due to a decrease of $507,000 in depreciation expense primarily for our customer relationship management system and reduced facilities expenses of $950,000 related to the sublease of our Chanhassen facility. This decrease was partially offset by an increase in variable compensation for executives and managers of $701,000 and an increase in accounting, legal and consulting fees of $187,000 for fees related to SEC and Sarbanes-Oxley compliance activity. Our general and administrative expenses were lower as a percentage of net sales for 2006 as compared to 2005, and for 2005 as compared to 2004, due to more controlled spending coupled with an increase in revenues.

Engineering.   Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $6.1 million, or 4.2% of net sales in 2006 compared to $5.1 million, or 4.4% of net sales in 2005 and $3.8 million, or 4.0% of net sales in 2004. The increase in engineering expenses in absolute dollars for 2006 as compared to 2005 is due primarily to a $908,000 increase in compensation expense related to a 30% increase in headcount coupled with higher health insurance expenses. The increase in engineering expenses in absolute dollars for 2005 as compared to 2004 is due primarily to an increase in compensation expense of $1.0 million related to a 12% increase in headcount coupled with higher health insurance expenses and variable compensation expenses.

The decrease in engineering expenses as a percentage of sales for 2006 as compared to 2005 is the result of more controlled spending coupled with an increase in revenues. The increase in engineering expenses as a percentage of sales for 2005 as compared to 2004 is the result of higher engineering expenses despite the growth in revenues. In 2005, we added personnel resources for our customer support desk staff.

Sublease Arrangements.   In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000. In the first quarter of 2005, we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale. We obtained cost savings of approximately $950,000 in 2006 and 2005 as a result of the sublease agreement and expect to achieve comparable savings in future years during the sublease term.

Intangible Amortization.   We had no expense related to the amortization of intangible assets in 2006. Amortization of intangible assets decreased to $224,000 in 2005 from $261,000 in 2004. The amortization relates primarily to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000. We test for impairment of goodwill and intangibles annually or whenever impairment is indicated. For 2005 and 2004, we determined that our goodwill was not impaired. We fully amortized the customer base intangible asset in 2005. On January 31, 2007 we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI) a storage consulting, solutions and service provider based in Chicago, Illinois. We are currently in the process of determining the fair value of the assets acquired and liabilities assumed and therefore have not yet determined the allocation of the purchase price.

Operating Earnings (Loss).   We realized operating earnings of $5.6 million in 2006 and incurred operating losses of $3.2 million in 2005 and 2004. Excluding the sublease charge of $3.5 million in the first quarter of 2005, we generated operating income of $284,000 in 2005. Our operating earnings increase is a result of higher revenues and gross margins, partially offset by higher operating expenses.

Income Taxes.   We had an income tax benefit of $2.2 million in 2006. We had no income tax benefit or expense in 2005 or 2004. Prior to fiscal 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2006, we utilized approximately $4.8 million of our net operating loss carryforwards. Furthermore, we concluded that we had attained a sufficient level of sustained profitability to reverse the remaining valuation allowance of $2.8 million. We utilized approximately $200,000 of our federal net operating loss carryforwards for the year ending December 31, 2005. For 2006, we recorded approximately $392,000 as a credit to equity for tax benefits associated with the exercises of stock options during 2006. In future earnings periods, we will report income taxes at normalized rates.

Quarterly Results and Seasonality

The following table sets forth our unaudited quarterly financial data for each quarter of 2006 and 2005. We have prepared this unaudited information on the same basis as the audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2006				2005
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$34,284	$39,833	$33,173	$38,693	$21,241	$28,741	$31,233	$35,898
Gross profit	9,141	9,851	8,927	10,178	5,759	7,614	8,057	9,215
Operating earnings (loss)	706	1,910	1,067	1,915	(4,775)	388	219	950
Net earnings (loss)	833	2,033	1,256	4,375	(4,701)	446	295	1,045

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

Liquidity and Capital Resources

We have financed our operations and capital requirements through cash flows generated from operations and the proceeds from our offerings of our common stock. Our working capital was $19.0 million at December 31, 2006 as compared to $9.4 million at December 31, 2005. Our current ratio was 1.3:1 at December 31, 2006 as compared to 1.2:1 at December 31, 2005. At December 31, 2006, our cash and cash equivalents balance was $22.9 million.

Cash provided by operating activities for 2006 was $7.3 million as compared to $1.7 million in 2005 and $396,000 in 2004. Cash provided by operating activities for 2006 was primarily impacted by:

•       Net earnings for the year of $8.5 million.

•       A net $2.7 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•       A $3.6 million increase in accounts receivable reflecting increasing sales activity over the prior year.

•       A $2.8 million increase in deferred income taxes resulting from the reversal of our valuation allowance for net deferred tax assets.

Cash provided by operating activities for 2005 was primarily impacted by:

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

Cash provided by operating activities for 2004 was primarily impacted by:

•       A $3.0 million increase in accounts receivable, reflecting increasing sales activity offset by an increase in accrued expenses for employee bonus incentives.

•       A $2.2 million increase in accounts payable due to higher sales activity.

•       A net increase in $1.0 million in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

Cash used in investing activities was $562,000 in 2006, $1.1 million in 2005 and $415,000 in 2004. In 2006, we used this cash to purchase computer equipment and provide further enhancements to our business reporting tools. In 2005, we used this cash to complete the facility build-out related to our Chanhassen sublease, purchase computer equipment and provide further enhancements to our web-enabled reporting tools. In 2004, we used this cash to purchase computer equipment, complete a data warehouse project and provide further enhancements to our business reporting software tool.

Cash provided in financing activities in 2006, 2005 and 2004 was $2.7 million, $148,000 and $117,000, respectively, all of which we received from stock sold under our employee stock purchase plan and from the exercise of options and warrants. We discontinued our employee stock purchase plan in December 2005.

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

On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. We paid a purchase price of $14 million for MCSI, consisting of $5.0 million cash ($4.5 million of which we paid at closing to the Shareholders and $500,000 of which we deposited in escrow) and 1,163,384 shares of our common stock (1,047,459 shares of which we issued at closing to the Shareholders and 116,384 shares of which we deposited in escrow). Based upon a post-closing audit, we will reduce the purchase price by the shortfall, if any, against the agreed upon minimum net assets at the time of closing.

Contractual Obligations and Commitments

As of December 31, 2006, our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases as follows:

	Lease	Sublease	Net Lease
	Obligations	Agreements	Obligations
	(in thousands)
2007	$1,854	$(789)	$1,065
2008	1,569	(719)	850
2009	1,549	(719)	830
2010	1,398	(719)	679
2011	1,264	(719)	545
Thereafter	422	(239)	183
	$8,056	$(3,904)	$4,152

From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. Any significant losses implicit in these contracts would be recognized in accordance with generally accepted accounting principles. At December 31, 2006 no such losses existed.

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

We also incurred cash expenditures for leasehold improvements and transaction fees associated with our sublease and the related activities, net of the proceeds from our lot sale, of $822,000. We capitalized these cash outlays and are amortizing them over the lease term.

We believe that our current cash balance and funds generated from operations will finance our current operations and planned capital expenditures for at least the next twelve months. We believe if the need should arise to borrow funds, we could obtain a secured facility. We are planning for $500,000 to $1.0 million of capital expenditures during 2007 primarily related to enhancements to our management information systems.

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

Deferred Income Taxes.   We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that we will recover our deferred tax assets from future taxable income In 2002, we recorded a valuation allowance to reduce our deferred tax assets to the amount we believed was more likely than not to be realizable. We considered projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. During 2006, management concluded that we had attained a sufficient level of sustained profitability to reverse our remaining $2.8 million valuation allowance. In future earnings periods, we will report income taxes at normalized rates.

Stock Based Compensation.   We adopted the provisions of FASB No. 123R, Share Based Payment on January 1, 2006. FASB 123R requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We utilize the Black-Scholes option valuation model to measure the amount of compensation expense we recognize for each option award. There are several assumptions that we must make when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends payable and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and the expected future performance of our stock. An increase in the volatility of our stock price or an increase in the average period before exercise will increase the amount of compensation expense related to awards granted after December 31, 2006. The fair value of non-vested stock awards is determined based on the fair value of the stock on the date of grant.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—a Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that a company can recognize the tax effects from an uncertain tax position in its financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have completed a preliminary evaluation of the impact of adopting FIN 48 on our financial statements and do not believe it will have a material impact.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial statements and do not believe it will have a material impact.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements not material to prior years’ financial statements. We applied the provisions of SAB 108 in connection with the preparation of our 2006 annual financial statements. The adoption of SAB 108 did not have a material impact our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). Part of this Statement is effective as of December 31, 2006, and requires companies with defined benefit pension plans and other postretirement benefit plans to recognize prospectively the funded status of those plans on their balance sheet from the effective date. Because we do not have any defined benefit pension plans or other postretirement benefit plans, the adoption of SFAS 158 does not have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial statements and do not believe it will have a material impact.

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

Interest rate risk.   As of December 31, 2006, we had $22.9 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

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

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Datalink Corporation
Chanhassen, Minnesota

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 9 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

/s/ MCGLADREY & PULLEN, LLP
Minneapolis, Minnesota
March 29, 2007

DATALINK CORPORATION
BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$22,900	$13,434
Accounts receivable, net	22,195	18,673
Inventories	1,593	831
Deferred customer support contract costs	25,876	16,500
Inventories shipped but not installed	3,502	5,064
Current deferred income taxes	1,442	—
Other current assets	225	261
Total current assets	77,733	54,763
Property and equipment, net	1,942	2,476
Goodwill	5,500	5,500
Deferred income taxes	1,320	—
Other assets	354	404
Total assets	$86,849	$63,143
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,753	$19,660
Accrued commissions	1,734	1,359
Accrued income taxes	200	70
Accrued sales and use taxes	785	645
Accrued expenses, other	1,775	1,893
Sublease reserve current	360	384
Deferred revenue from customer support contracts	33,472	21,367
Total current liabilities	58,079	45,378
Deferred rent	167	289
Sublease reserve non-current	1,281	1,641
Total liabilities	59,527	47,308
Commitments and contingencies (Notes 6, 7, 8, 9 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,228,890 and 10,404,105 shares issued and outstanding as of December 31, 2006 and 2005, respectively	11	10
Additional paid-in capital	29,544	26,555
Accumulated deficit	(2,233)	(10,730)
Total stockholders’ equity	27,322	15,835
Total liabilities and stockholders’ equity	$86,849	$63,143

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales:
Product sales	$102,400	$81,582	$63,235
Service sales	43,583	35,531	30,048
Total net sales	145,983	117,113	93,283
Cost of sales:
Cost of product sales	77,365	62,147	48,568
Cost of services	30,521	24,321	21,175
Total cost of sales	107,886	86,468	69,743
Gross profit	38,097	30,645	23,540
Operating expenses:
Sales and marketing	15,985	15,062	12,438
General and administrative	10,434	9,953	10,366
Engineering	6,098	5,121	3,764
Charge for sublease reserve	—	3,502	—
Restructuring charges	—	—	(63)
Amortization of intangibles	—	225	261
Earnings (loss) from operations	5,580	(3,218)	(3,226)
Interest income	714	303	83
Net earnings (loss) before income taxes	6,294	(2,915)	(3,143)
Income tax benefit	(2,203)	—	—
Net earnings (loss)	$8,497	$(2,915)	$(3,143)
Net earnings (loss) per common share:
Basic	$0.77	$(0.28)	$(0.31)
Diluted	$0.76	$(0.28)	$(0.31)
Weighted average common shares outstanding:
Basic	11,006	10,318	10,268
Diluted	11,127	10,318	10,268

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

					Retained
					Earnings/
	Common Stock		Additional	Nonvested	(Accumulated
	Shares	Amount	Paid-in Capital	Stock	Deficit)	Total
Balances, December 31, 2003	10,242	$10	$26,158	$—	$(4,672)	$21,496
Net loss	—	—	—	—	(3,143)	(3,143)
Compensation expense related to stock options	—	—	17	—	—	17
Restricted stock grant			332	(307)		25
Common shares issued under employee stock purchase plan and stock option plans	41	—	117	—	—	117
Balances, December 31, 2004	10,283	10	26,624	(307)	(7,815)	18,512
Net loss	—	—	—	—	(2,915)	(2,915)
Restricted stock grant	63	—	(217)	307		90
Common shares issued under employee stock purchase plan and stock option plans	58	—	148	—	—	148
Balances, December 31, 2005	10,404	10	26,555	—	(10,730)	15,835
Net earnings	—	—	—	—	8,497	8,497
Stock option and restricted stock grants	254	—	293	—	—	293
Common shares issued under exercise of warrants	200	—	900	—	—	900
Tax benefit from stock based compensation	—	—	392	—	—	392
Common shares issued under employee stock purchase plan and stock option plans	371	1	1,404	—	—	1,405
Balances, December 31, 2006	11,229	$11	$29,544	$—	$(2,233)	$27,322

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$8,497	$(2,915)	$(3,143)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision (recoveries) for bad debts	36	36	(14)
Depreciation and amortization	985	1,277	1,781
Amortization of intangibles	—	225	260
Deferred income taxes	(2,762)	—	—
Deferred rent	(122)	(103)	(130)
Charge for sublease reserve	—	3,502	—
Amortization of sublease reserve	(384)	(1,030)	—
Stock compensation expense	293	90	42
Loss on disposal of assets	111	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,558)	(7,224)	(2,930)
Inventories	800	(2,925)	1,159
Deferred customer support contract costs/revenues, net	2,729	1,625	1,039
Accounts payable	93	8,629	892
Accrued expenses	527	845	1,351
Other	86	(343)	89
Net cash provided by operating activities	7,331	1,689	396
Cash flows from investing activities:
Purchase of property and equipment	(562)	(1,266)	(415)
Proceeds from sale of property and equipment	—	200	—
Net cash used in investing activities	(562)	(1,066)	(415)
Cash flows from financing activities:
Tax benefit from stock based compensation	392	—	—
Proceeds from issuance of common stock	2,305	148	117
Net cash provided by financing activities	2,697	148	117
Increase in cash and cash equivalents	9,466	771	98
Cash and cash equivalents, beginning of year	13,434	12,663	12,565
Cash and cash equivalents, end of year	$22,900	$13,434	$12,663
Supplementary cash flow information:
Cash received (paid) for income taxes	(154)	—	58
Supplementary non-cash investing and financing activities:
Issuance of restricted stock	—	217	—

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.   Description of Business:

Datalink Corporation (the “Company”) is an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. We are frequently engaged to provide assistance in the installation of solutions and to provide support services subsequent to the installation. Occasionally, we are engaged for consulting services.

2.   Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value. We maintain our cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Accounts Receivable, net:

We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history and current economic conditions. We write off trade receivables when deemed uncollectible. We record recoveries of trade receivables previously written off when received.

We recorded accounts receivable net of the reserve for doubtful accounts of $108,000 and $72,000 at December 31, 2006 and 2005, respectively.

Concentration of Credit Risk:

During 2006, net sales from our customer Cingular Wireless LLC, were approximately 13.9% of total net sales. The balance of accounts receivable for this customer as a percentage of total accounts receivable as of December 31, 2006 and 2005, respectively, was 0% and 2%. We had no other customers that comprised more than 10% of our sales in 2004, 2005 or 2006.

Inventories:

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves of $51,000 and $100,000 at December 31, 2006 and 2005, respectively.

Property and Equipment:

Property and equipment, including purchased software, are stated at cost. Depreciation and amortization are provided by charges to operations using the straight-line method over the estimated useful lives of the assets (ranging from 2 to 10 years). We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. We remove the costs and related accumulated depreciation and amortization on asset disposals from the accounts and include any gain or loss in operations. Major renewals and betterments are capitalized, while maintenance and repairs are charged to current operations when incurred.

	December 31,
	2006	2005
	(In thousands)
Property and equipment:
Construction in process	$—	$74
Leasehold improvements	1,038	1,023
Furniture and fixtures	1,742	2,122
Equipment	2,050	902
Computers and software	4,837	9,195
	9,667	13,316
Less accumulated depreciation and amortization	7,725	10,840
	$1,942	$2,476

Goodwill:

In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, we test goodwill for impairment annually, and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We perform impairment testing for goodwill at a reporting-unit level. We would generally recognize an impairment loss when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. We completed our impairment assessments for December 31, 2006 and 2005, and determined that no impairment existed.

Valuation of Long-Lived Assets:

We periodically (at least annually) analyze our long-lived assets, including identifiable intangible assets with discrete lives, for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles. During 2006, 2005 and 2004 we determined that no impairment had occurred.

Stock Compensation Plans:

Effective January 1, 2006, we adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, we have not restated our financial statements for prior periods to reflect, and they do not include, the impact of SFAS 123(R). Stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). There was no compensation expense for stock-based compensation awards granted prior to January 1, 2006 as all such awards were fully vested at the date of adoption of SFAS 123(R).

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS 123(R) for 2005 and 2004:

	2005	2004
	(In thousands, except for per share data)
Net earnings (loss):
As reported	$(2,915)	$(3,143)
Non cash compensation expense, net of tax	$(684)	$(1,283)
Stock compensation cost on stock based awards granted below fair market value, net of tax	$—	$17
Pro forma	$(3,599)	$(4,409)
Basic and diluted earnings (loss) per share
As reported	$(0.28)	$(0.31)
Non cash compensation expense	$(0.07)	$(0.12)
Pro forma	$(0.35)	$(0.43)

We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair values per option at the date of grant were $1.34, $3.42 and $2.47 for 2006, 2005 and 2004, respectively. We estimated the fair value for the stock option grants with the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rates	5.08%	4.32%	4.60%
Expected dividend yield	0	0	0
Expected volatility factor	104%	71%	86%
Expected option holding period	5 years	5 years	5 years

The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The expected volatility, holding period, and dividend yield are based on historical experience. We determined the fair value of nonvested stock grants based on the fair value of the stock on the date of grant.

Income Taxes:

We calculate income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the liability method, we record deferred income taxes to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which we expect these items to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amount we expect are more likely than not to be realized. Income tax (benefit) expense is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the valuation allowance for deferred tax assets, reserve for doubtful accounts, reserve for obsolete and slow moving (excess) inventory and valuation of long-lived assets. Actual results could differ from those estimates.

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

Product Sales With Service.   If we sell a bundled arrangement, then we defer recognizing any revenue on it until we finish its installation and/or configuration work. We account for the hardware, software and service elements of its bundled arrangements by applying the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9.

Pursuant to the provisions of SOP 97-2, we apply contract accounting to bundled arrangements. In accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” we apply the completed contract method. Factors we have considered in applying the completed contract method of accounting include (i) the relatively short duration of our contracts, (ii) the difficulty of estimating our revenues on a percentage-of-completion method and (iii) our use of acceptance provisions on larger bundled arrangements.

Shipping revenues are recognized as a component of product sales and shipping expenses are recognized as a component of cost of products sold

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

When we sell a service contract as part of a bundled arrangement, we use vendor specific objective evidence to allocate revenue to the service contract element. In all cases, we defer revenues and direct costs resulting from our service contracts and amortize them into operations over the term of the contracts, which are generally twelve months. We are contractually obligated to provide or arrange to provide these underlying support services to our customers in the unlikely event that the hardware or software vendor, or its designee, fails to perform according to the terms of our contract.

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

Net Earnings (Loss) Per Share:

We compute basic net earnings (loss) per share using the weighted average number of shares outstanding. Diluted net earnings per share includes the effect of common stock equivalents, if any, for each period. We calculate the number of additional shares by assuming exercise of outstanding stock options and use of the proceeds from such exercise to acquire shares of common stock at the average market price during the reporting period. Due to the net loss in 2005 and 2004, we excluded potential common shares of 172,028 and 80,756, respectively, that would have been anti-dilutive to losses from the calculation of diluted loss per share. In 2006, we included the potentially dilutive common shares of 346,498 in the dilutive earnings per share computation.

Comprehensive Earnings (Loss):

Our comprehensive earnings (loss) is equal to our net earnings (loss) for all periods presented.

Fair Value of Financial Instruments:

At December 31, 2006 and 2005, the carrying values of current financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, approximated their market values, based on the short-term maturities of these instruments.

3.   Intangibles, net:

Amortization expense related to indentifiable intangible assets for 2005 and 2004 was $225,000 and $261,000, respectively. We fully amortized all intangible assets as of December 31, 2005.

4.   Borrowing Arrangements:

Our bank revolving credit facility expired on June 30, 2004. We have elected not to pursue a new facility at this time. With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future. We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

5.   Income Taxes:

The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2006	2005	2004
Tax expense (benefit) at U.S. statutory rates	34.0%	(34.0)%	(34.0)%
State tax expense (benefit), net of federal tax effect	4.6	(4.6)	(6.3)
Nondeductible expenses	3.1	2.9	2.8
Benefit of net operating loss carryforward	(36.2)	(7.1)	—
Change in valuation allowance	(40.5)	42.8	37.5
Effective tax rate	(35.0)%	0.0%	0.0%

Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current deferred tax asset:
Allowance for doubtful accounts	$64	$50	$58
Compensation accrual	146	88	56
Inventories	26	48	31
Deferred revenue	420	515	238
Net operating loss carryovers	643	—	—
Minimum tax credit carryover	125	—	—
Other	18	16	—
Total current deferred tax asset	1,442	717	383
Long-term deferred tax asset (liability):
Net operating loss carryovers	266	2,798	3,006
Intangibles	462	696	844
Property and equipment	(42)	(166)	424
Sublease reserve	634	782	—
Other	—	—	21
Total long-term deferred tax asset	1,320	4,110	4,295
Total deferred tax asset	2,762	4,827	4,678
Valuation allowance	—	(4,827)	(4,678)
Net deferred tax asset	$2,762	$—	$—

The tax benefit for the year ended December 31, 2006 consists of the following:

2006
(in thousands)
Current income tax expense	167
Deferred tax benefit	(2,370)
Income tax benefit	(2,203)

The valuation allowance for deferred tax assets as of December 31, 2006, 2005 and 2004 was $0, $4.8 million and $4.7 million, respectively. The net change in the total valuation allowance as of December 31, 2006 was a decrease of $4.8 million and the net change in valuation allowance for 2005 and 2004 was an increase of $149,000, $1.9 million, respectively.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to fiscal 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability. In 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance. We utilized approximately $4.8 million and $200,000 of our federal net operating loss carryforwards for 2006 and 2005, respectively. For 2006, we recorded approximately $392,000 to equity for tax benefits associated with the exercises of stock options.

At December 31, 2006, we had federal net operating loss carry forwards of approximately $1.9 million and state net operating loss carry forwards of approximately $6.4 million, which are available to offset future federal and state taxable income. If not used, these net operating loss carry forwards will expire between 2013 and 2024. Federal net operating losses expire as follows:

Year Generated	Amount Generated	Amount Used	Remaining Amount	Expiration Year
2003	$4,110	$(4,110)	$—	2023
2004	2,832	(941)	1,891	2024
Total	$6,942	$(5,051)	$1,891

6.   Lease Commitments:

Our corporate headquarters including the principal technical operations and the integration, assembly and support services operations are located in an office and warehouse facility in Chanhassen, Minnesota. As of December 31, 2006, our remaining 13 locations, including sales and technical staff, are small to medium sized offices. Regional hubs are located within each of our regions in the East, Central and West.

As of December 31, 2006, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(In thousands)
2007	$1,854	$(789)	$1,065
2008	1,569	(719)	850
2009	1,549	(719)	830
2010	1,398	(719)	679
2011	1,264	(719)	545
Thereafter	422	(239)	183
	$8,056	$(3,904)	$4,152

In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with the original lease ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. The rent includes the costs of common area management, common systems repairs, real estate taxes and standard utilities. We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000 which we had originally acquired in 2001 for $384,000. In January 2005, we discontinued use of the sublease area and we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale.

Total rent expense, net of sublease income of $663,000 and $649,000 in 2006 and 2005, respectively, is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Rent expense	$1,422	$1,288	$1,929

7.   Restructuring Charges:

In October 2003, we announced several cost reduction initiatives and management changes. These changes resulted in a fourth quarter 2003 charge of $2.1 million. As part of these cost reduction initiatives, we reduced our staff by 16% and announced the closure of four offices. We had $202,000 of remaining accruals as of December 31, 2003, primarily for a severance agreement to a former officer, to be paid in 2004. In July 2004, we ceased paying the remaining severance accrual to this officer in exchange for consenting to the officer’s new employment with another firm and recognized a reduction in the accrual of $63,000. We had no restructuring expense activity in 2006 and 2005.

8.   Employee Benefit Plan:

We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. We matched 50% of an employee’s contribution up to the first 6% of an employee’s eligible compensation in 2003, ceasing the match in January 2004. We reinstated the match in April 2006. The cost of our contributions to the 401(k) portion of the plan for 2006, 2005 and 2004, was $276,000, $0 and $22,000, respectively.

9.   Stockholders’ Equity:

Stock Compensation Plans:

Effective May 8, 2001, we reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to our Incentive Compensation Plan (the “Incentive Plan”), 1,237,136 of which were available for grant as of December 31, 2006. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as determined the Compensation Committee (the “Committee”).

In August 2000, the Board of Directors adopted the 2000 Director Stock Option Plan (the “Director Plan”). We amended the Director Plan in May 2002, October 2002, April 2004 and May 2006. The terms of the Director Plan allow for stock option grants to non-employee members of the Board of Directors. We have reserved 300,000 shares of common stock for issuance pursuant to the Director Plan, 5,537 of which were available for grant as of December 31, 2006.

We also reserved 250,000 shares of common stock for issuance pursuant to our Employee Stock Purchase Plan. Under terms of the Employee Stock Purchase Plan, eligible employees could designate up to 15% of their compensation to be withheld through payroll deductions and be granted an option to purchase a designated number of shares of common stock at a purchase price determined by the Committee, but at no less than 85% of the lower of the market price on the first or last day of the purchase period.  We terminated the Employee Stock Purchase Plan as of December 31, 2005.

Non-vested Stock Plans:

In March and April 2006, we awarded 60,000 and 163,000 shares of non-vested stock, respectively, to executive and senior management. The non-vested stock vests over 4 years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $970,000 fair value of the non-vested shares on the date of grant ratably over the four year vesting period.  Unrecognized compensation expense related to the non-vested stock grant was $786,000 at December 31, 2006 which is expected to be recognized over 3.25 years. For 2006, compensation expense related to these non-vested stock grants was $185,000.

In August 2004, we awarded 165,000 shares of non-vested stock to certain executives. Shares vested upon the earlier of our reaching, and publicly announcing, certain financial or business milestones or five years, assuming employment through the date of the milestone. All of the 2004 non-vested stock grants have vested due to our achievement of the financial and business milestones during 2005 and we have no remaining unamortized deferred compensation expenses. We recognized non-cash expense of $25,000 and $257,000, in 2004 and 2005 respectively, based on value of the non-vested shares vested when milestones were reached.

In June, September and December 2006, we issued 3,750, 4,449 and 5,364 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2006, total compensation expense for these awards was approximately $101,000.

The following table summarizes our non-vested stock activity as of December 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2004	—	$—
Granted	165,000	$2.01
Shares vested	—	$—
Non-vested stock at January 1, 2005	165,000	$2.01
Granted	—	$—
Shares vested	(165,000)	$2.01
Non-vested stock at January 1, 2006	—	$—
Granted	223,000	$4.35
Shares vested	—	$—
Non-vested stock at December 31, 2006	223,000	$4.35

Stock Options:

The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2003	1,633,285	$1.44 - $25.38	$6.19
Options granted	386,208	$2.05 - $4.89	$3.82
Options exercised	(7,762)	$3.46 - $3.46	$3.46
Options cancelled	(193,032)	$3.06 - $18.13	$7.34
Balance, December 31, 2004	1,818,696	$1.44 - $18.13	$5.11
Options granted	26,600	$3.01 - $4.07	$3.42
Options exercised	(6,434)	$3.32 - $3.46	$3.38
Options cancelled	(63,725)	$3.06 - $18.13	$5.93
Balance, December 31, 2005	1,775,137	$1.44 - $18.13	$5.07
Options granted	6,500	$4.11 - 5.21	$4.63
Options exercised	(371,316)	$1.44 - 8.91	$3.69
Options cancelled	(159,893)	$2.01 - 18.13	$7.16
Balance, December 31, 2006	1,250,428	$1.44 - $18.13	$5.00
Options exercisable as of December 31, 2006	1,250,428	$1.44 - $18.13	5.00
Options exercisable as of December 31, 2005	1,775,137	$1.44 - $18.13	$5.07
Options exercisable as of December 31, 2004	1,035,250	$1.44 - $18.13	$6.64

The following is a summary of options outstanding and exercisable at December 31, 2006:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
778,104	$ 1.44 - $ 6.00	$3.87	6.3
403,657	$ 6.01 - $ 9.81	$7.95	3.4
36,750	$ 9.82 - $15.25	$13.47	3.6
31,917	$15.26 - $18.13	$18.03	3.1
1,250,428	$ 1.44 - $18.13	$5.00	5.6

At December 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $3,600,008. Total intrinsic value of options exercised was $1,371,235, $21,761 and $39,832 for 2006, 2005 and 2004, respectively. The weighted average grant date fair value of options granted during 2006 was $1.33.

In December 2005, our Board of Directors took action to accelerate vesting of all outstanding employee stock options. At that time, we had 1,768,037 employee options outstanding, of which 1,442,912 were vested and 325,125 were unvested. The Board accelerated the vesting schedule of the 325,125 unvested employee options, of which 192,125 (the “underwater options”) had exercise prices in excess of $3.40 per share (the market price on the accelerated vesting date) and 128,000 (the “in the money options”) had exercise prices less than that price. We did not accelerate the vesting of options granted to Board members. The Board took the action to accelerate the vesting of the options in order to eliminate approximately $244,000 in compensation expense that we would otherwise have incurred over two years beginning in 2006, upon the adoption of SFAS 123(R).

As of December 31, 2006, we had no unrecognized compensation costs related to non-vested stock option awards. We recorded $9,000 of related stock option compensation expense for the year-ended December 31, 2006.

Employee Stock Purchase Plan:

During 2005, our employees purchased 49,032 shares under the Employee Stock Purchase Plan (ESPP). Using the Black-Scholes pricing model, the weighted average fair value was $1.08 per share for each election. During the 2004 employees elected to purchase 35,246 shares under the plan. Using the Black-Scholes pricing model, the weighted average fair value was $0.42 per share for each election in 2004. The Company’s Employee Stock Purchase Plan was terminated as of December 31, 2005.

Stock Warrants

The following table represents stock warrants activity as of December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding warrants as of December 31, 2005	200,000	$4.50
Warrants granted	—	$—
Warrants exercised	(200,000)	$4.50
Warrants cancelled	—	$—
Outstanding warrants as of December 31, 2006	—	$—

10.   Quarterly Financial Information (unaudited)

	March 31	June 30	Sept 30	Dec 31
	(In thousands)
2006
Net sales	$34,284	$39,833	$33,173	$38,693
Gross profit	9,141	9,851	8,927	10,178
Operating earnings	706	1,910	1,049	1,915
Net earnings	833	2,033	1,256	4,375
Net earnings per share—basic	0.08	0.19	0.12	0.40
Net earnings per share—diluted	0.08	0.18	0.11	0.38
2005
Net sales	$21,241	$28,741	$31,233	$35,898
Gross profit	5,759	7,614	8,057	9,215
Operating earnings (loss)	(4,775)	388	219	950
Net earnings (loss)	(4,701)	446	295	1,045
Net earnings (loss) per share—basic	(0.46)	0.04	0.03	.10
Net earnings (loss) per share—diluted	(0.46)	0.04	0.03	.10

11.   Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that we can recognize the tax effects from an uncertain tax position in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have completed a preliminary evaluation of the impact of adopting FIN 48 on our financial statements and do not believe it will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial statements and do not believe it will have a material impact on our financial statements..

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). Part of this Statement is effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. Because we do not have any defined benefit pension plans or other postretirement benefit plans, the adoption of SFAS 158 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial statements and do not believe it will have a material impact on our financial statements.

12.   Subsequent Events (Unaudited)

On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. We paid a purchase price of $14 million for MCSI, consisting of $5.0 million cash ($4.5 million of which we paid at closing to the shareholders and $500,000 of which we deposited in escrow) and 1,163,384 shares of our common stock (1,047,459 shares of which we issued at closing to the shareholders and 116,384 shares of which we deposited in escrow). Based upon a post-closing audit, we will reduce the purchase price by the shortfall, if any, against the agreed upon minimum net assets at the time of closing. We are currently in the process of determining the fair value of the assets acquired and liabilities assumed and therefore have not yet determined the allocation of the purchase price.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

(a)   Evaluation of disclosure controls and procedures

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

Within the 90 days prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

(b)   Changes in internal control

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The following is information concerning our current directors and executive officers:

Name	Age	Position
Charles B. Westling	48	President, Chief Executive Officer and Director
Gregory T. Barnum	52	Vice President of Finance and Chief Financial Officer
Robert R. Beyer	46	Vice President of Field Operations
Mary E. West	58	Vice President—Human Resources
Greg R. Meland	53	Chairman of the Board and Director
Brent G. Blackey(1)(3)	48	Director
Paul F. Lidsky(1)(2)	53	Director
Margaret A. Loftus(3)	62	Director
J. Patrick O’Halloran(2)	50	Director
James E. Ousley(1)(2)	61	Director
Robert M. Price(3)	76	Director

(1)          Member of Audit Committee.

(2)          Member of the Compensation Committee

(3)          Member of the Governance Committee

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

Gregory T. Barnum joined us initially as a director in January 2006 and as an executive officer in March 2006. Mr. Barnum resigned as a director in connection with becoming an employee. Between 1997 and 2005, Mr. Barnum was Vice President of Finance, Chief Financial Officer and Corporate Secretary for Computer Network Technology Corporation. Between 1992 and 1997, Mr. Barnum was Senior Vice President of Finance and Administration, Chief Financial Officer and Corporate Secretary for Tricord Systems, Inc. Between 1988 and 1992, Mr. Barnum was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary for Cray Computer Corporation. Mr. Barnum also serves on the Board of Directors of Wireless Ronin Technologies, Inc. and Lime Energy Co.

Robert R. Beyer joined us in February 2007 as Vice President—Field Operations. Between 2005 and 2006, Mr. Beyer served as Senior Vice President of Customer Support Services and General Manager at McData Corporation. Between 1998 and 2005, Mr. Beyer served as Group Vice President of Global Services for Computer Network Technology. Between 1992 and 1998, Mr. Beyer was with NCR Corporation, serving most recently as Area Vice President of High Availability Services. Mr. Beyer received his Master in Business Administration degree from the University of St. Thomas and B.S. in electrical engineering from South Dakota State University.

Mary E. West joined us in 2001 as Vice President—Human Resources. From 1998 to 2001, she worked as an independent human resources consultant. Between 1995 and 1998, Ms. West was employed by Arcadia Financial, Ltd., most recently as the Senior Vice President of Human Resources. From 1993 to 1994, she was the corporate administrative director for Nexus, Inc. Ms. West received her M.A. in Human Resources and Industrial Relations from the University of Minnesota, Carlson School of Management.

Greg R. Meland joined us in 1991 as our Vice President of Sales and Engineering. He served as our President and Chief Executive Officer between 1993 and 2003, and as our Chief Executive officer until 2005. In 2005, he became our Chairman of the Board. Between 1979 and 1991, Mr. Meland served in various sales and marketing positions with the Imprimis disk drive subsidiary of Control Data Corporation (which was sold to Seagate in 1989), most recently as the North Central U.S. Director of Sales.

Brent G. Blackey was elected as a director in April 2006. Since 2004, Mr. Blackey has served as President and Chief Operating Officer for Holiday Companies. Between 2002 and 2004, Mr. Blackey was a Senior Partner at Ernst & Young LLP. Prior to 2002, Mr. Blackey served most recently as a Senior Partner at Arthur Andersen LLP. Mr. Blackey also serves on the University of Minnesota, Carlson School of Management Board of Overseers.

Paul F. Lidsky was elected as a director in June 1998. Since 2005, Mr. Lidsky has served as Chief Operating Officer for Spanlink Communications, Inc. Between 2003 and 2004, Mr. Lidsky was President and Chief Executive Officer of Computer Telephony Solutions. From 2002 to 2003, Mr. Lidsky was President and Chief Executive Officer of VigiLanz Corporation. From 1997 until 2002, Mr. Lidsky was the President and Chief Executive Officer of OneLink Communications, Inc. Between 1985 and 1997, Mr. Lidsky was employed by Norstan, Inc., most recently as Executive Vice President of Strategy and Business Development.

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

J. Patrick O’Halloran was elected as a director in August 2006. Since January 2005, Mr. O’Halloran has served as Chief Executive Officer for Entiera. Between 1983 and 2004, Mr. O’Halloran served in a range of senior management positions at Accenture Ltd., most recently as Partner.

James E. Ousley was elected as a director in June 1998. Between 2002 and 2004, Mr. Ousley was President and Chief Executive Officer of Vytek Wireless Inc., which was acquired by Calamp, Inc. From 1999 to 2001, he served as President and Chairman of Syntegra (USA), a division of British Telecommunications plc. From 1991 to 1999, Mr. Ousley was President and Chief Executive Officer of Control Data Systems (CDS), which was acquired by British Telecommunications in August 1999. From 1968 to 1991, he held various sales and executive management positions with Control Data Corporation. Mr. Ousley also serves on the Board of Directors for Actidentity, Inc., Bell Microproducts Inc. and Savvis, Inc.

Robert M. Price was elected as a director in June 1998 and served as Chairman of the Board between 1998 and 2005. Mr. Price has been President of PSV, Inc., since 1990. Between 1961 and 1990, he served in various executive positions, including as Chairman and Chief Executive Officer, with Control Data Corporation. From 1991 to 2005, Mr. Price was a Senior Advisor and Professor at the Fuqua School of Business at Duke University, and is now Adjunct Professor of the Pratt School of Engineering at Duke University. Mr. Price is Mr. Meland’s father-in-law. Mr. Price also serves on the Board of Directors of Public Service Company of New Mexico, Affinity Technology Group, Inc. and National Center for Social Entrepreneurs.

Our directors hold office until the next annual meeting of shareholders or until their successors are duly elected or appointed.

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the “2006 Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2006. The remaining information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics by the filing of Current Reports under the cover of From 8-K.

Item 11.                 Executive Compensation.

The information set forth under the caption “Summary Compensation Table” in our 2006 Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Equity Compensation Plan Information at Fiscal Year Ended December 31, 2006” in our 2006 Proxy Statement is incorporated herein by reference.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	1,250,428	$5.00	1,242,673
Equity compensation plans not approved by security holders	—	—	—
Totals	1,250,428	$5.00	1,242,673

(1)          These equity compensation plans consist of our Incentive Compensation Plan and our 2000 Director Stock Option Plan, each as amended.

Item 13.                 Certain Relationships and Related Transactions.

The information required by this section is incorporated by reference from the information in the section entitled “Related Party Transactions and Recent Transactions” in our 2006 Proxy Statement.

Item 14.                 Principal Accountant Fees and Services.

The information required by this section is incorporated by reference from the information in the section entitled “Auditing Matters” in our 2006 Proxy Statement.

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

1.      Financial Statements

Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

2.      Financial Statement Schedules.

The following financial statement schedule of Datalink Corporation for the years ended 2006, 2005 and 2004 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2006	$71,665	$57,928	$21,339	$108,254
	2005	70,128	15,000	13,463	71,665
	2004	97,807	(14,000)	13,679	70,128
Allowance for Inventory Obsolescence	2006	$99,840	$47,022	$96,036	$50,826
	2005	71,303	69,665	41,128	99,840
	2004	211,110	185,437	325,244	71,303
Allowance for Valuation of Deferred Tax Asset	2006	$4,827,367	$—	$4,827,367	$—
	2005	4,678,611	148,756	—	4,827,367
	2004	2,802,954	1,875,657	—	4,678,611

(1)          Deductions reflect write-offs of customer accounts receivable, net of recoveries, disposals of inventories and reversal of allowance for valuation of deferred tax asset.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Datalink Corporation
Chanhassen, Minnesota

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements of Datalink Corporation taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ MCGLADREY & PULLEN, LLP
Minneapolis, Minnesota
March 29, 2007

3.    Exhibits.   The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
2.1	Agreement and Plan of Merger dated January 20, 2007 by and among Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli and Datalink Corporation and Datalink Acquisition LLC	15
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.1	Employee Stock Purchase Plan	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	4
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	1
10.4	Form of Indemnification Agreement	1
10.5	Lease Agreement with Washington Avenue L.L.P.	1
10.6	Deferred Compensation Agreement with Stanley I. Clothier	1
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	1
10.8	Second Lease Agreement with Washington Avenue L.L.P.	1
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	1
10.11	Asset Purchase Agreement dated November 10, 2000 with OpenSystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to The Commission upon request)	2
10.12	Building Lease with Hoyt/DTLK LLC	3
10.13	Building Lease date April 27, 2001 with Hoyt/DTLK LLC	5
10.18	2000 Director Stock Option Plan	4
10.19	Credit agreement dated June 30, 2002 with Wells Fargo Bank Minneapolis, National Association	6
10.20	2002 Amendments to the 2000 Director Stock Option Plan	7
10.21	Credit agreement dated June 30, 2003 with Wells Fargo Bank Minneapolis, National Association	8
10.22	Amended and Restated 2000 Director Stock Option Plan	9
10.23	Restricted Stock Award Agreement	10
10.24	Change of Control Severance Agreement	10
10.25	Sublease Agreement dated December 15, 2004 with Checkpoint Security, Inc.	12
10.26	Vacant Land Purchase Agreement	12
10.27	Correction to Restricted Stock Award Agreements dated August 13, 2004	13
10.28	Employment Agreement dated March 14, 2006 with Gregory T. Barnum	14
10.29	Employment Agreement dated February 16, 2007 with Robert R. Beyer	16
14.1	Code of Ethics	11
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audit Committee Charter (Revised November 12, 2004)	10
99.2	Audit Committee Charter (Revised May 4, 2006)	Filed herewith

       (1) Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, Reg. No. 333-55935

       (2) Incorporated by reference to the exhibit of the same number in our September 30, 2000 Form 10-Q.

       (3) Incorporated by reference to the exhibit of the same number in our 2000 Form 10-K.

       (4) Incorporated by reference to our 2000 Proxy Statement.

       (5) Incorporated by reference to the exhibit of the same number in our March 31, 2001 Form 10-Q.

       (6) Incorporated by reference to the exhibit of the same number in our June 30, 2002 Form 10-Q.

       (7) Incorporated by reference to the exhibit of the same number in our 2002 Form 10-K.

       (8) Incorporated by reference to the exhibit of the same number in our June 30, 2003 Form 10-Q.

       (9) Incorporated by reference to the exhibit of the same number in our March 31, 2004 Form 10-Q.

(10) Incorporated by reference to the exhibit of the same number in our September 30, 2004 Form 10-Q.

(11) Incorporated by reference to the exhibit of the same number in our 2003 Form 10-K.

(12) Incorporated by reference to the exhibit of the same number in our 2004 Form 10-K.

(13) Incorporated by reference to the exhibit of the same number in our September 30, 2005 Form 10-Q.

(14) Incorporated by reference to the exhibit of the same number in our Form 8-K filed on March 17, 2006.

(15) Incorporated by reference to the exhibit of the same number in our Form 8-K filed on February 5, 2007.

(16) Incorporated by reference to the exhibit of the same number in our Form 8-K filed on February 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 29, 2007
	By:	/s/ CHARLES B. WESTLING
Charles B. Westling, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM
Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES B. WESTLING	President, Chief Executive Officer and Director	March 29, 2007
(Principal Executive Officer)
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial Officer	March 29, 2007
(Principal Financial Officer)
/s/ DENISE M. WESTENFIELD	Corporate Controller (Principal Accounting Officer)	March 29, 2007
/s/ GREG R. MELAND	Chairman of the Board and Director	March 29, 2007
/s/ BRENT G. BLACKEY	Director	March 29, 2007
/s/ PAUL F. LIDSKY	Director	March 29, 2007
/s/ MARGARET A. LOFTUS	Director	March 29, 2007
/s/ J. PATRICK O’HALLORAN	Director	March 29, 2007
/s/ JAMES E. OUSLEY	Director	March 29, 2007
/s/ ROBERT M. PRICE	Director	March 29, 2007