Form 10-Q
period 2007-03-31
DATALINK CORP
filed 2007-05-15
CIK 1056923

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2007

or

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

Yes   ☐   No   ☒

As of May 11, 2007, 12,407,040 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$23,577	$22,900
Accounts receivable, net	17,335	22,195
Inventories	942	1,593
Deferred customer support contract costs	34,777	25,876
Inventories shipped but not installed	6,561	3,502
Current deferred income taxes	1,882	1,442
Other current assets	468	225
Total current assets	85,542	77,733
Property and equipment, net	2,352	1,942
Goodwill	17,631	5,500
Finite-life intangibles, net	4,144	—
Deferred income taxes	—	1,320
Other assets	364	354
Total assets	$110,033	$86,849

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,461	$19,753
Accrued commissions	1,690	1,734
Accrued income tax	29	200
Accrued sales and use tax	1,248	785
Accrued expenses, other	3,436	1,775
Sublease reserve current	354	360
Deferred revenue from customer support contracts	44,228	33,472
Total current liabilities	72,446	58,079
Deferred rent	190	167
Deferred income tax liability	511	—
Sublease reserve non-current	1,195	1,281
Total liabilities	74,342	59,527

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,396,598 and 11,228,890 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	12	11
Additional paid in capital	38,631	29,544
Accumulated deficit	(2,952)	(2,233)
Total stockholders’ equity	35,691	27,322
Total liabilities and stockholders’ equity	$110,033	$86,849

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales:
Products	$27,566	$24,944
Services	13,345	9,340
	40,911	34,284
Cost of sales:
Cost of products	21,293	18,640
Cost of services	9,744	6,503
Total cost of sales	31,037	25,143
Gross profit	9,874	9,141
Operating expenses:
Sales and marketing	5,280	4,177
General and administrative	3,136	2,789
Engineering	2,272	1,469
Integration costs	442	—
Amortization of intangibles	194	—
	11,324	8,435
Earnings (loss) from operations	(1,450)	706
Interest income, net	254	127
Earnings (loss) before income taxes	(1,196)	833
Income tax expense (benefit)	(477)	—
Net earnings (loss)	$(719)	$833

Net earnings (loss) per common share:
Basic	$(0.06)	$0.08
Diluted	(0.06)	0.08
Weighted average common shares outstanding:
Basic	11,779	10,447
Diluted	11,779	10,702

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(719)	$833
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	36	9
Depreciation	251	262
Amortization of intangibles	194	—
Deferred income taxes	(477)	—
Deferred rent	23	(17)
Amortization of sublease reserve	(92)	(41)
Stock based compensation expense	128	3
Changes in operating assets and liabilities, net of effects from purchase of MCSI:
Accounts receivable	6,088	(2,666)
Inventories	1,393	(1,833)
Deferred customer support contract costs/revenues, net	1,457	1,239
Accounts payable	(6,730)	1,999
Accrued expenses	1,411	29
Other	(139)	(89)
Net cash provided by (used in) operating activities	2,824	(272)

Cash flows from investing activities:
Purchase of property and equipment	(366)	(196)
Payment for purchase of MCSI, net of cash acquired	(1,788)	—
Net cash used in investing activities	(2,154)	(196)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options and warrants	46	559
Tax withholding payments reimbursed by restricted stock	(39)	—
Net cash provided by financing activities	7	559

Increase in cash and cash equivalents	677	91
Cash and cash equivalents, beginning of period	22,900	13,434
Cash and cash equivalents, end of period	$23,577	$13,525

Supplemental Disclosures of Noncash Investing and Financing Activities
Issuance of 1,163,384 shares of common stock in connection with the acquisition of MCSI (Note 6)	$8,953	$—

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.             Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes thereto included in our 2006 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Actual results could differ materially from these estimates and assumptions.

2.             Inventories

Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method.

3.             Net Earnings (Loss) per Share

Basic net earnings (loss) per share is computed using the weighted average number of shares outstanding. Diluted net earnings (loss) per share includes the effect of common stock equivalents, if any, for each period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  Due to the net loss for the three months ended March 31, 2007, common stock equivalents of 451,000 would have been anti-dilutive and as a result were excluded from the calculation of diluted loss per share.

4.             Stock Based Compensation

Stock Compensation Plans:

We account for stock based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

Non-vested Stock:

In February 2007, we awarded 75,000 shares of non-vested stock to an executive.  The grant vests over 4 years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the executive is still employed by us.  During the vesting period, the executive has voting rights and the right to receive dividends.  However, we will retain the dividends until the shares have vested.  The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.  We are amortizing the $665,000 value of the restricted shares on the date of grant ratably over the four year vesting period.   Unrecognized compensation expense related to the restricted stock grant was $644,000 at March 31, 2007.

In March 2007, we awarded 97,500 shares of non-vested stock to executive officers and gave our CEO the authority to grant an additional 116,250 restricted shares of our common stock to a group of yet to be named key employees.  The vesting of these restricted stock awards is based upon the achievement of our predetermined earnings from operations objective for fiscal 2007 as approved by our board of directors (the “2007 Objective”) and detailed below.

If our 2007 actual earnings from operations equals or exceeds our 2007 Objective, all restricted shares awarded will vest two-thirds (2/3) upon our public announcement of our 2007 results.  Additionally, if our 2007 actual earnings from operations exceed by 25% or more our 2007 Objective, 50% of the additional one-third (1/3) of these awards will immediately vest on the public announcement date.  The remaining 50% of the one-third (1/3) award will vest upon the public announcement of our 2009 results provided the recipient has been in our continuous employment on such date without regard to additional performance objectives otherwise, this award automatically expires.

If our 2007 results do not meet our 2007 Objective (the difference being the “2007 Shortfall”), then two-thirds (2/3) of these awards will vest upon the public announcement of our financial results for 2008 or 2009 when such results (either alone or together) equal or exceed our 2008 and 2009 predetermined financial objectives (either alone or together) by the 2007 Shortfall.  If these awards do not fully vest by our public announcement of our 2009 results, these awards will automatically expire.

For our executive officers, vesting accelerates 100% upon a change of control, if we terminate their employment without cause or if they voluntarily terminate their employment for good reason.  Recipients will receive dividends on the awarded shares only if vested and be entitled to vote them whether or not vested.

The fair value of these non-vested shares was $519,000 on the date of grant.  Compensation expense is being recognized based on management’s estimate of the probable outcome of the performance condition and may be adjusted in future reporting periods for subsequent changes in the estimated or actual outcome.  Based on the progress towards the 2007 Objective we determined that the vesting of the non-vested shares is not probable as of Mach 31, 2007, and as such no compensation expense has been recognized related to these grants.  Unrecognized compensation expense related to the restricted stock grant was $519,000 at March 31, 2007.

Total stock based compensation expense related to non-vested stock was $128,000 and $3,000 for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes our non-vested stock activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2007	223,000	$4.35
Granted	172,500	$8.37
Cancelled	(5,000)	4.44
Shares vested	(15,000)	$4.11
Non-vested stock at March 31, 2007	375,500	$6.21

Stock Options:

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2007	1,250,428	$5.00
Options granted	—	$—
Options exercised	(8,770)	$5.20
Options cancelled	—	$—
Outstanding and exercisable options as of March 31, 2007	1,241,658	$5.00	5.16

There was no stock based compensation expense related to stock options during the three months ending March 31, 2007 and 2006.

5.             Income Taxes

As part of the process of preparing financial statements, we are required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  Prior to fiscal 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability.  During the fourth quarter of 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance.  We utilized approximately $4.8 million of our federal net operating loss carryforwards for 2006.  For 2006, we recorded approximately $392,000 to equity for tax benefits associated with the exercises of stock options.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40%.  For the three months ending March 31, 2007, we recorded an income tax benefit of $477,000 using an effective tax rate of 40%.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007 and at March 31, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2003-2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other major taxing jurisdictions to which we are subject.

6.                                      Acquisitions

On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois.  The acquisition will strengthen our presence in existing regional markets and expand our reach into a number of key new regional markets.  We paid a purchase price of approximately $14 million for MCSI, consisting of $5.0 million cash ($4.5 million of which we paid at closing to the former MCSI shareholders and $500,000 of which we deposited in escrow) and 1,163,384 shares of our common stock (1,047,459 shares of which we issued at closing to the former MCSI shareholders and 116,384 shares of which we deposited in escrow).

In connection with this acquisition, we allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $12.1 million which we do not expect to deduct for income tax purposes.  We engaged an independent third party valuation firm to assist us in determining the fair value of these tangible and intangible assets, liabilities and goodwill.  The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)
Assets acquired
Cash	$3,466
Accounts receivable	1,262
Inventory & inventory shipped but not installed	3,800
Property, plant & equipment	296
Identifiable intangible assets
Customer relationships	4,262
Backlog	76
Goodwill	12,131
Other assets	94
Total assets acquired	25,387
Liabilities assumed
Accounts payable	8,432
Deferred maintenance contracts, net	399
Accrued liabilities	479
Deferred tax liability obligations	1,868
Total liabilities assumed	11,178
Net purchase price	$14,209

The finite lived intangibles, which consist of customer relationships and backlog have estimated lives of 6 years and 2 months, respectively and are being amortized using the straight line method.

The pro forma unaudited results of operations for the three months ended March 31, 2007 and 2006, assuming consummation of the purchase of the assets from MCSI as of January 1, 2006, are as follows:

	Three Months Ended March 31,
	2007	2006
Net sales	$45,066	$47,136
Net income (loss)	(1,568)	1,447

Per share data:
Basic earnings (loss)	$(0.13)	$0.12
Diluted earnings (loss)	$(0.13)	$0.12

Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some which assisted with the initial integration but were ultimately not retained by us, for the three month period ended March 31, 2007, were $442,000.

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented.  Furthermore, the purchase price allocation is preliminary and subject to change.  When the final purchase price allocation is determined, the unaudited pro forma combined results of operations presented above may change.

7.                                      Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.   SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  We will adopt the standard beginning in the first quarter of 2008.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158).  Part of this Statement was effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date.  Because we do not have any defined benefit pension plans or other postretirement benefit plans, the adoption of SFAS 158 will not have an impact on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. We would recognize subsequent changes in fair value in earnings as those changes occur. We would make the election of the fair value option would on a contract-by contract basis, supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 may have on our financial statements.

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

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  The market for data storage products and services is large.  International Data Corporation (IDC) estimates that digital information will occupy more than six times its current quantity, or 988 billion gigabytes, by 2010.  We have 21 locations throughout the United States with the highest concentration of revenues in the central states.

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

•                  Exploring potential regional acquisitions that we believe can strengthen our resources and capabilities in key geographic locations.  On January 31, 2007, we acquired Midrange Computer Solutions, Inc., a storage consulting, solutions and service provider based in Chicago, Illinois.

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

RESULTS OF OPERATIONS

On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois.  Our results of operations for the three month period ended March 31, 2007 include two months of MCSI revenues and expenses.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	75.9	73.3
Gross profit	24.1	26.7
Operating expenses:
Sales and marketing	12.9	12.2
General and administrative	7.6	8.1
Engineering	5.5	4.3
Integration costs	1.1	—
Amortization of intangibles	0.5	—
Total operating expenses	27.6	24.6
Operating earnings (loss)	(3.5%)	2.1%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2007	2006
Product sales	$27,566	$24,944
Service sales	13,345	9,340

Product gross profit	$6,273	$6,304
Service gross profit	3,601	2,837

Product gross profit as a percentage of product sales	22.8%	25.3%
Service gross profit as a percentage of service sales	27.0%	30.4%

Net Sales.  Our total net sales increased by $6.6 million for the three months ended March 31, 2007, or 19.3%, from $34.3 million for  the comparable quarter in 2006.  Our product sales increased $2.6 million, or 10.5%, to $27.6 million for the three months ended March 31, 2007, from $24.9 million for the comparable quarter in 2006.  Our service sales increased $4.0 million, or 42.9%, to $13.3 million for the three months ended March 31, 2007 from $9.3 million for the comparable quarter in 2006.

The increase in our product sales for the three month period ended March 31, 2007, as compared to the same period in 2006, reflects the addition of MCSI revenues for two months of the 2007 quarter.  We had an increase in the number of customers representing more than $500,000 in quarterly revenues from nine in the first quarter of 2006 to 12 in the first quarter of 2007.

Our service sales increase for the three month period ended March 31, 2007 as compared to the same periods in 2006 was due to an increase in customer support contracts of $3.6 million.  With the growth in our product revenues, we have experienced a corresponding growth in our customer support contract revenues.  Our increase in service sales for the three month period ended March 31, 2007, as compared to the same period in 2006, also reflects the addition of MCSI revenues for two months of the 2007 quarter.

We derived 12% and 24% of our revenues for the three months ended March 31, 2007 and 2006, respectively, from Cingular Wireless.  We cannot provide assurance that this customer will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 24.1% for the quarter ended March 31, 2007, as compared to 26.7% for the comparable quarter in 2006.  Product gross profit as a percentage of product sales decreased to 22.8% in the first quarter of 2007 from 25.3% for the comparable quarter in 2006.  Service gross profit as a percentage of service sales decreased to 27.0% for the first quarter of 2007 from 30.4% for the comparable quarter in 2006.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three month period ended March 31, 2007 as compared to the same periods in 2006, our product gross margins were lower due to the additional MCSI revenues which historically had lower product margins.

Our service gross profit as a percentage of service sales for the three month period ended March 31, 2007 as compared to the same period in 2006 decreased 3.4%.  We experienced a decrease in the gross margin primarily due to an $180,000 reduction in revenues and corresponding margins for the MCSI acquisition to reflect the fair value of the maintenance contracts acquired.  Our service gross profit margins were also lower due to the additional MCSI revenues which historically had lower service margins.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.3 million, or 12.9% of net sales for the quarter ended March 31, 2007 compared to $4.2 million, or 12.2% of net sales for the first quarter in 2006.

Sales and marketing expenses in absolute dollars increased $1.1 million for the three month period ended March 31, 2007, as compared to the three month period ended March 31, 2006.  The increase in expenses is primarily due to an increase in salaries and benefits related to an increase in headcount from the acquisition of MCSI and the addition of regional and executive management for our sales organization.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.1 million, or 7.6% of net sales for the quarter ended March 31, 2007, compared to $2.8 million, or 8.1% of net sales for the first quarter in 2006.

General and administrative expenses in absolute dollars increased $347,000 for the three month period ended March 31, 2007, as compared to the same period in 2006.  The increase was due to an increase in salaries of $225,000 with select headcount additions, an increase in board compensation expenses of $75,000 and an increase in facility expenses of $88,000.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our professional engineers and technicians.  Engineering expenses were $2.3 million or 5.5% of net sales for the quarter ended March 31, 2007 compared to $1.5 million, or 4.3% of net sales for the first quarter in 2006.

Engineering expenses in absolute dollars increased $803,000 for the three month period ended March 31, 2007 as compared to the same period in 2006.  The increase in expenses is primarily due to an increase in salaries and benefits related to an increase in headcount from the acquisition of MCSI and the addition of regional management for our engineering organization.

Integration Costs.  Integration expenses include salaries and benefits of MCSI employees who assisted with the initial integration but were ultimately not retained by us, retention bonuses and severances.  Integration expenses for the three month period ended March 31, 2007, were $442,000 related to the January 31, 2007 acquisition of MCSI.  We had no integration expenses for the three month period ended March 31, 2006.

Amortization of Intangibles.  We had intangible asset amortization expense for the three month period ended March 31, 2007 and 2006, of $194,000 and $0, respectively.  Intangible amortization was 0.5% of net sales for the three month period ended March 31, 2007.  The increase in the identifiable intangible assets and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.  Because the purchase price allocation is preliminary in nature, the amortization expense is based on an estimate.  Accordingly, future amortization expense related to these finite lived intangibles may change.

Operating Earnings (Loss).  We had an operating loss of $1.5 million for the three months ended March 31, 2007 as compared to operating earnings of $706,000 for the three months ended March 31, 2006.  The decrease of $2.2 million in operating earnings for the three month period ended March 31, 2007 as compared to the same period in 2006 is a result of the lower margins, and increased operating expenses related to our acquisition of MCSI including integration costs and intangible asset amortization.

Income Taxes.  We had an income tax benefit of $477,000 for the three month period ended March 31, 2007, as a result of our estimated effective tax rate of 40%.  We had no income tax expense for the three month period ended March 31, 2006 due to a reduction in the deferred tax asset offset by a decrease in the valuation allowance.  Prior to the fourth quarter of 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability.  In the fourth quarter of 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance.  We utilized approximately $4.8 million of our federal net operating loss carryforwards during 2006.  For 2006, we recorded approximately $392,000 to equity for tax benefits associated with the exercises of stock options.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2007 as compared to net cash used in operating activities of $272,000 for the three months ended March 31, 2006.  Significant items which impacted our operating cash flows as of March 31, 2007 were:

•                  Net loss of $719,000.

•                  A $1.5 million net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net increase of approximately $2.2 million for accounts receivable, inventory, accounts payable and accrued expenses.  This was primarily due to an increase in inventory related to customer orders, and a decrease in accounts receivable related to lower than normal days sales outstanding of 39 at the end of the quarter, offset by a decrease in accounts payable.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2007.  We used this cash primarily for the acquisition of MCSI and upgraded computer equipment.  We are planning for $500,000 of capital expenditures for the remainder of 2007 related primarily to further enhancements to our management information systems and leasehold improvements.

Net cash provided by financing activities was $7,000 for the three months ended March 31, 2007, from the exercise of stock options. Net cash provided by financing activities was $559,000 for the three months ended March 31, 2006, from the exercise of employee stock options.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of March 31, 2007, for the remainder of 2007 and each of the full years thereafter as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2007	$1,447	$(586)	$861
2008	1,697	(719)	978
2009	1,588	(719)	869
2010	1,414	(719)	695
2011	1,274	(719)	555
Thereafter	421	(239)	182
	$7,841	$(3,701)	$4,140

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect reported earnings. We evaluate these estimates and assumptions on an on-going basis based on historical experience and on other factors that we believe are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, establishment of vendor specific objective evidence of fair value for customer contracts with multiple elements, inventories, income taxes, self-insurance reserves and commitments and contingencies.

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2007.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that we will recover our deferred tax assets from future taxable income  In 2002, we recorded a valuation allowance to reduce our deferred tax assets to the amount we believed was more likely than not to be realizable.  We considered projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance.  During the fourth quarter of 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance.  In future periods of earnings we will report income taxes at normalized rates.

Valuation of Long-Lived Assets, Including Finite-Lived Intangibles.  We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances.  The evaluation is based on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to its estimated fair value.  The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.  The estimates associated with the asset impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows.  Changes in these estimates may result in the recognition of an impairment loss.

Allocation of Purchase Price Paid for the MCSI Acquisition.  As a result of our acquisition of MCSI, as described in Note 6 to the financial statements, we were required to allocate the consideration paid between tangible assets, indentifiable intangible assets and goodwill.  We engaged an independent third party valuation firm to assist in the determination of the fair value of certain tangible and intangible assets.  The amount of purchase price allocated to finite lived intangible assets is being determined by estimating the future cash flows of each asset and discounting the net cash flows back to their present values.  The discount rate being used in calculating the present value of the various intangibles is in accordance with accepted valuation methods.  Because the acquisition was recently completed the estimated allocation of the purchase price is preliminary in nature.

Stock Based Compensation.  We adopted the provisions of FASB No. 123R, Share Based Payment on January 1, 2006. FASB 123R requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards.  Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value.  Recognition of compensation expense for our performance based non-vested shares will be based on management’s estimate of the probable outcome of the performance condition.  Management will reassess the probability of meeting these performance conditions on a quarterly basis.  Changes in management’s estimate of meeting these performance conditions may result in significant fluctuations in compensation expense from period to period.

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

Interest rate risk.  As of March 31, 2007, we had $23.6 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2007.

Item 1A. Risk Factors.

Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Dependence on Significant Customers.  We derived 12% and 24% of our revenues for the three months ended March 31, 2007 and 2006, respectively from Cingular Wireless.  We cannot provide assurance that this customer will account for a substantial portion of our future sales.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

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

Dated: May 15, 2007	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer