Form 10-Q
period 2007-06-30
DATALINK CORP
filed 2007-08-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2007

or

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

Yes  ☐  No  ☒

As of August 10, 2007, 12,466,818 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This press release contains forward-looking statements, including our internal projections of anticipated 2007 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the effects of economic conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating our MCSI acquisition and possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price. We may not achieve significant future revenues from one of our customers that accounted for approximately 12 percent of our first quarter 2007 revenues.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  In addition, we cannot assure that we will successfully and profitably integrate MCSI’s customers and personnel into our business or increase our gross margins with MCSI’s historical customers and prospects.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Datalink Corporation

Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$23,481	$22,900
Accounts receivable, net	14,265	22,195
Inventories	1,874	1,593
Deferred customer support contract costs	35,678	25,876
Inventories shipped but not installed	7,585	3,502
Current deferred income taxes	2,168	1,442
Other current assets	319	225
Total current assets	85,370	77,733
Property and equipment, net	2,389	1,942
Goodwill	17,680	5,500
Finite life intangibles, net	3,966	—
Deferred income taxes	—	1,320
Other assets	355	354
Total assets	$109,760	$86,849

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,412	$19,753
Accrued commissions	1,293	1,734
Accrued income tax	5	200
Accrued sales and use tax	756	785
Accrued expenses, other	1,763	1,775
Sublease reserve current	347	360
Deferred revenue from customer support contracts	45,794	33,472
Total current liabilities	72,370	58,079
Deferred rent	181	167
Deferred income tax liability	511	—
Sublease reserve non-current	1,168	1,281
Total liabilities	74,230	59,527

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,440,846 and 11,228,890 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	12	11
Additional paid in capital	38,816	29,544
Accumulated deficit	(3,298)	(2,233)
Total stockholders’ equity	35,530	27,322
Total liabilities and stockholders’ equity	$109,760	$86,849

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Products	$24,346	$29,280	$51,912	$54,224
Services	15,992	10,553	29,337	19,893
	40,338	39,833	81,249	74,117
Cost of sales:
Cost of products	18,478	22,519	39,771	41,159
Cost of services	11,713	7,463	21,457	13,966
Total cost of sales	30,191	29,982	61,228	55,125
Gross profit	10,147	9,851	20,021	18,992
Operating expenses:
Sales and marketing	5,311	3,927	10,591	8,104
General and administrative	3,041	2,541	6,177	5,330
Engineering	2,380	1,473	4,652	2,942
Integration costs	—	—	442	—
Amortization of intangibles	178	—	372	—
	10,910	7,941	22,234	16,376
Earnings (loss) from operations	(763)	1,910	(2,213)	2,616
Interest income, net	194	123	448	250
Earnings (loss) before income taxes	(569)	2,033	(1,765)	2,866
Income tax benefit	(223)	—	(700)	—
Net earnings (loss)	$(346)	$2,033	$(1,065)	$2,866

Net earnings (loss) per common share:
Basic	$(0.03)	$0.19	$(0.09)	$0.27
Diluted	(0.03)	0.18	(0.09)	0.26
Weighted average common shares outstanding:
Basic	12,247	10,694	12,010	10,571
Diluted	12,247	11,279	12,010	10,975

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(1,065)	$2,866
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	22	18
Depreciation	522	522
Amortization of intangibles	372	—
Deferred income taxes	(763)	—
Deferred rent	14	(29)
Amortization of sublease reserve	(126)	(192)
Stock based compensation expense	257	91
Loss on disposal of assets	38	—
Changes in operating assets and liabilities, net of effects from purchase of MCSI:
Accounts receivable	9,170	3,176
Inventories	(563)	(2,646)
Deferred customer support contract costs/revenues, net	2,122	1,366
Accounts payable	(5,779)	(2,277)
Accrued expenses	(1,155)	(491)
Other	1	62
Net cash provided by operating activities	3,067	2,466

Cash flows from investing activities:
Purchase of property and equipment	(712)	(342)
Payment for purchase of MCSI, net of cash acquired	(1,837)	—
Net cash used in investing activities	(2,549)	(342)

Cash flows from financing activities:
Proceeds from issuance of common stock	203	1,264
Tax withholding payments reimbursed by restricted stock	(140)	—
Net cash provided by financing activities	63	1,264

Increase in cash and cash equivalents	581	3,388
Cash and cash equivalents, beginning of period	22,900	13,434
Cash and cash equivalents, end of period	$23,481	$16,822

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

The financial statements presented herein as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.             Net Earnings (Loss) per Share

We compute basic net earnings (loss) per share using the weighted average number of shares outstanding.  Diluted net earnings (loss) per share includes the effect of common stock equivalents, if any, for each period. We calculate the number of additional shares by assuming that each holder exercised his or her outstanding stock options and that each used the proceeds from such exercise to acquire shares of common stock at the average market price during the reporting period.  Due to the net loss for the three and six months ended June 30, 2007, common stock equivalents of 387,000 and 352,000, respectively, would have been anti-dilutive and, as a result, we excluded them from the calculation of diluted loss per share.

4.             Stock Based Compensation

Stock Compensation Plans:

We account for stock based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

Non-vested Stock:

In February 2007, we awarded 75,000 shares of non-vested stock to an executive.  The grant vests over 4 years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the executive is still employed by us.  During the vesting period, the executive has voting rights and the right to receive dividends.  However, we will retain the dividends until the shares have vested.  The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.  We are amortizing the $665,000 value of the restricted shares on the date of grant ratably over the four year vesting period.  Unrecognized compensation expense related to the restricted stock grant was $603,000 at June 30, 2007.

In March and April 2007, respectively, we awarded 120,000 and 86,000 shares of non-vested stock to executive officers and managers and gave our CEO the authority to grant an additional 7,750 restricted shares of our common stock to yet to be named key employees.  The vesting of these restricted stock awards is based upon the achievement of our predetermined earnings from operations objective for fiscal 2007 as approved by our board of directors (the “2007 Objective”).

If our 2007 actual earnings from operations equals or exceeds our 2007 Objective, all restricted shares awarded will vest two-thirds (2/3) upon our public announcement of our 2007 results.  Additionally, if our 2007 actual earnings from operations exceed by 25% or more our 2007 Objective, 50% of the additional one-third (1/3) of these awards will immediately vest on the public announcement date.  The remaining 50% of the one-third (1/3) award will vest upon the public announcement of our 2009 results, provided the recipient has been in our continuous employment on such date without regard to additional performance objectives.  Otherwise, this portion of the award automatically expires.

If our 2007 results do not meet our 2007 Objective (the difference being the “2007 Shortfall”), then two-thirds (2/3) of these awards will vest upon the public announcement of our financial results for 2008 or 2009 when such results (either alone or together) equal or exceed our 2008 and 2009 predetermined financial objectives (either alone or together) by the amount of the 2007 Shortfall.  If these awards do not fully vest by our public announcement of our 2009 results, these awards will automatically expire.

For our executive officers, vesting accelerates 100% upon a change of control, if we terminate their employment without cause or if they voluntarily terminate their employment for good reason.  Recipients will receive dividends on the awarded shares only if vested and be entitled to vote them whether or not vested.

The fair value of these non-vested shares was $639,000 and $560,000, respectively, on the date of grant.  We recognize compensation expense based on management’s estimate of the probable outcome of the performance condition.  We may adjust the amount of expense recognized in future reporting periods for subsequent changes in the estimated or actual outcome.  Based on the progress towards the 2007 Objective, we determined that the vesting of the non-vested shares is not probable as of June 30, 2007.  Accordingly, we have not recognized any compensation expense related to these grants.  Unrecognized compensation expense related to the restricted stock grant was $639,000 and $560,000, respectively, at June 30, 2007.

Total stock-based compensation expense related to non-vested stock was $130,000 and $88,000 for the three months ended June 30, 2007 and 2006, respectively.  Total stock-based compensation expense related to non-vested stock was $257,000 and $91,000 for the six months ended June 30, 3007 and 2006, respectively.

The following table summarizes our non-vested stock activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2007	223,000	$4.35
Granted	281,000	$7.77
Cancelled	(5,000)	4.44
Shares vested	(54,500)	$4.35
Non-vested stock at June 30, 2007	444,500	$6.51

Stock Options:

The following table represents stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2007	1,250,428	$5.00
Options granted	—	$—
Options exercised	(50,688)	$4.09
Options cancelled	(2,525)	$11.62
Outstanding and exercisable options as of June 30, 2007	1,197,215	$5.02	4.60

We recognized no stock based compensation expense related to stock options during the three and six months ending June 30, 2007 and 2006, respectively.

5.             Income Taxes

As part of the process of preparing financial statements, we are required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within the balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  Prior to fiscal 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability.  During the fourth quarter of 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance.  We utilized approximately $4.8 million of our federal net operating loss carryforwards for 2006.  For 2006, we recorded approximately $392,000 to equity for tax benefits associated with the exercises of stock options.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40%.  For the three and six months ending June 30, 2007, respectively, we recorded an income tax benefit of $223,000 and $700,000 using an effective tax rate of 40%.

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

At the adoption date of January 1, 2007 and at June 30, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2003-2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other major income taxing jurisdictions to which we are subject.

6.                                      Acquisitions

On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois.  We believe the acquisition will strengthen our presence in existing regional markets and expand our reach into a number of key new regional markets.  We paid a purchase price of approximately $14 million for MCSI, consisting of $5.0 million cash ($4.5 million of which we paid at closing to the former MCSI shareholders and $500,000 of which we deposited in escrow) and 1,163,384 shares of our common stock (1,047,459 shares of which we issued at closing to the former MCSI shareholders and 116,384 shares of which we deposited in escrow).

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

The finite lived intangibles which consisted of customer relationships and backlog have estimated lives of six years and two months, respectively and we are amortizing them using the straight line method.

The pro forma unaudited results of operations for the three and six months ended June 30, 2007 and 2006, assuming consummation of the purchase of the assets from MCSI as of January 1, 2006, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net sales	$40,338	$50,006	$85,404	$97,142
Net income (loss)	(346)	1,606	$(1,913)	$3,053

Per share data:
Basic earnings (loss)	$(0.03)	$0.14	$(0.16)	$0.26
Diluted earnings (loss)	$(0.03)	$0.13	$(0.16)	$0.25

Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some which assisted with the initial integration but were ultimately not retained by us, were zero for the three month period ended June 30, 2007 and were $442,000 for the six month period ended June 30, 2007.

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented.  Furthermore, the purchase price allocation is preliminary and subject to change.  When we determine the final purchase price allocation, we may change the unaudited pro forma combined results of operations presented above.

7.                                      Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.   SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  We will adopt the standard beginning in the first quarter of 2008.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  Part of this Statement was effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date.  Because we do not have any defined benefit pension plans or other covered postretirement benefit plans, the adoption of SFAS 158 will not have an impact on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which we may elect to record certain financial assets or liabilities at fair value upon their initial recognition. We would then recognize subsequent changes in fair value in earnings as those changes occur. We would make the election of the fair value option would on a contract-by contract basis, supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 may have on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following information should be read in conjunction with the unaudited financial statements and the notes thereto included in Item 1 of this Quarterly Report and with the “Forward-Looking Statements” section in this filing and in our other filings with the U.S. Securities and Exchange Commission.

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  The market for data storage products and services is large.  International Data Corporation (IDC) estimates that digital information will occupy more than six times its current quantity, or 988 billion gigabytes, by 2010.  We have 21 locations throughout the United States, with the highest concentration of revenues in the central states.

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

•                  Focusing on successful completion of our MCSI integration efforts.

All of these plans have various challenges and risks associated with them, including that:

•                  We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

•                  Competition is intense and may adversely impact our profit margin.  Customers have many options for data storage products and services.

•                  We may not successfully complete the integration of MCSI.  Our failure to meet the challenges involved in integrating the operations of MCSI with Datalink successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm our business.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Sic Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8	75.3	75.4	74.4
Gross profit	25.2	24.7	24.6	25.6
Operating expenses:
Sales and marketing	13.2	9.9	13.0	10.9
General and administrative	7.5	6.4	7.6	7.2
Engineering	5.9	3.7	5.7	4.0
Integration costs	—	—	0.5	—
Amortization of intangibles	0.4	—	0.5	—
Total operating expenses	27.0	20.0	27.3	22.1
Operating earnings (loss)	(1.8)%	4.7%	(2.7)%	3.5%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales	$24,346	$29,280	$51,912	$54,224
Service sales	15,992	10,553	29,337	19,893

Product gross profit	$5,868	$6,761	$12,141	$13,065
Service gross profit	4,279	3,090	7,880	5,927

Product gross profit as a percentage of product sales	24.1%	23.1%	23.4%	24.1%
Service gross profit as a percentage of service sales	26.8%	29.3%	26.9%	30.0%

Net Sales.  Our total net sales increased by $505,000 for the three months ended June 30, 2007, or 1.3%, from $39.8 million for the comparable quarter in 2006.  Our total net sales increased $7.1 million for the six months ended June 30, 2007, or 9.6% from $74.1 million for the comparable period in 2006.  Our product sales decreased $4.9 million, or 16.9%, to $24.3 million for the three months ended June 30, 2007, from $29.3 million for the comparable quarter in 2006.  Our product sales decreased $2.3 million, or 4.3%, to $51.9 million for the six months ended June 30, 2007, from $54.2 million for the six months ended June 30, 2006. Our service sales increased $5.4 million, or 51.5%, to $16.0 million for the three months ended June 30, 2007 from $10.6 million for the comparable quarter in 2006.  Our service sales increased $9.4 million, or 47.5%, to $29.3 million for the six months ended June 30, 2007, from $19.9 million for the six months ended June 30, 2006.

The decrease in our product sales for the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, reflects what we believe to be a slow down in IT and storage spending with some of our larger customers, as they have become more cautious about the economy and their individual growth prospects during the first half of 2007.  This has created longer sales cycles with a number of large project delays.  We do not know whether this spending slow down among our customers will continue.  In addition, our product sales for the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, reflects the addition of MCSI revenues for three and five months, respectively.

Our service sales increase for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 was due to an increase in customer support contracts of $5.5 million and $9.1 million, respectively.  With the growth in our product revenues, in previous quarters, we have experienced a corresponding growth in our customer support contract revenues.  In addition, our service sales for the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, reflects the addition of MCSI revenues for three and five months, respectively.

We had no single customer account for greater than 10% of our revenues for the three months ended June 30, 2007.  We derived 20% of our revenues for the three months ended June 30, 2006, from Cingular Wireless.  We derived 10% and 22%, respectively, of our revenues for the six months ended June 30, 2007 and 2006, from Cingular Wireless.  We cannot assure that this customer will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 25.2% for the quarter ended June 30, 2007, as compared to 24.7% for the comparable quarter in 2006.  Our total gross profit as a percentage of net sales decreased to 24.6% for the six months ended June 30, 2007, as compared to 25.6% for the six months ended June 30, 2006.  Product gross profit as a percentage of product sales increased to 24.1% in the second quarter of 2007 from 23.1% for the comparable quarter in 2006.  Product gross profit as a percentage of product sales decreased to 23.4% for the six months ended June 30, 2007 from 24.1% for the comparable period in 2006.  Service gross profit as a percentage of service sales decreased to 26.8% for the second quarter of 2007 from 29.3% for the comparable quarter in 2006.  Service gross profit as a percentage of service sales decreased to 26.9% for the six months ended June  30, 2007 from 30.0% for the six months ended June 30, 2006.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three months ended June 30, 2007 as compared to the same period in 2006 our product gross profit as a percentage of product sales improved partially due to the sale of higher gross margin products by the MCSI sales force.  In addition, we had a large product only order in the second quarter of 2006 which generally carries lower gross margins.  For the six months ended June 30, 2007 as compared to the same periods in 2006, we attribute the decrease in product gross profit as a percentage of product sales to the additional MCSI revenues, in the early part of the year, which historically had lower product margins.  Our efforts to successfully integrate the MCSI sales force, leveraging product and service offerings across our vendors, has gradually improved the gross margins realized by the MCSI sales force.

Our service gross profit as a percentage of service sales for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 decreased 2.5% and 3.1%, respectively.  We experienced a decrease in gross margin for the three and six months ended June 30, 2007 primarily due to a $231,000 and $411,000 reduction in revenues and corresponding margins for the MCSI acquisition to reflect the fair value of maintenance contracts we acquired.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.3 million, or 13.2% of net sales for the quarter ended June 30, 2007 compared to $3.9 million, or 9.9% of net sales for the second quarter in 2006.  Sales and marketing expenses totaled $10.6 million, or 13.0% of net sales for the six months ended June 30, 2007, compared to $8.1 million, or 10.9% of net sales for the six months ended June 30, 2006.

Sales and marketing expenses increased $1.4 million and $2.5 million for the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.  The increase in expenses is primarily due to an increase in salaries and benefits.  We increased our headcount with the MCSI acquisition and we also added new regional and executive managers for our sales organization.  Our sales and marketing expenses for the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, reflects the addition of MCSI expenses for three and five months, respectively.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.0 million, or 7.5% of net sales for the quarter ended June 30, 2007, compared to $2.5 million, or 6.4% of net sales for the second quarter in 2006.  General and administrative expenses were $6.2 million, or 7.6% of net sales for the six months ended June 30, 2007 compared to $5.3 million, or 7.2% of net sales for the same period in 2006.

General and administrative expenses increased $500,000 for the three months June 30, 2007, as compared to the same period in 2006.  We attribute the increase to an increase in salaries and benefits of $120,000 with select headcount additions, an increase in board of directors compensation expenses of $32,000, an increase in facility, communication and supplies expenses of $201,000 and an increase in training expenses of $24,000.  General and administrative expenses increased $847,000 for the six month period ended June 30, 2007, as compared to the same period in 2006.  The increase was due to an increase in salaries of $345,000 with select headcount additions, an increase in board of directors compensation expenses of $106,000, an increase in facility, communication and supplies expenses of $331,000 and an increase in training expenses of $18,000.  The increase in headcount, facility, communication and supplies expenses are due to the acquisition of MCSI.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $2.4 million or 5.9% of net sales for the quarter ended June 30, 2007 compared to $1.5 million, or 3.7% of net sales for the second quarter in 2006.  Engineering expenses were $4.7 million, or 5.7% of net sales for the six months ended June 30, 2007 compared to $2.9 million, or 4.0% of net sales for the same period in 2006.

Engineering expenses increased $907,000 and $1.7 million, respectively, for the three and six month periods ended June 30, 2007 as compared to the same period in 2006.  The increase in expenses is primarily due to an increase in salaries and benefits for MCSI personnel and the addition of regional managers for our engineering organization.  Our engineering expenses for the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, reflect the addition of MCSI expenses for three and five months, respectively.

Integration Costs.  Integration expenses include salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severances.  We had no integration expenses for the three months ended June 30, 2007.  Integration expenses for the six months ended June 30, 2007, were $442,000 related to the January 31, 2007 acquisition of MCSI.  We had no integration expenses for the three and six month periods ended June 30, 2006.

Amortization of Intangibles.  We had intangible asset amortization expense for the three month period ended June 30, 2007 and 2006 of $178,000 and $0, respectively.  We had intangible asset amortization expense for the six month periods ended June 30, 2007 and 2006 of $372,000 and $0, respectively.  The increase in the identifiable intangible asset and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.  Because the purchase price allocation is preliminary in nature, the amortization expense is based on an estimate.  Accordingly, we may change the future amortization expense related to these finite lived intangibles.

Operating Earnings (Loss).  We had an operating loss of $763,000 for the three months ended June 30, 2007 as compared to operating earnings of $1.9 million for the three months ended June 30, 2006.  We had an operating loss of $2.2 million for the six months ended June 30, 2007 as compared to operating earnings of $2.6 million for the same period in 2006.  The decrease of $2.7 million and $4.8 million for the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2006 is primarily a result of the lower margins and increased operating expenses related primarily to our acquisition of MCSI including integration costs and intangible amortization.

Income Taxes.  We had an income tax benefit of $223,000 and $700,000 for the three and six month periods ended June 30, 2007, as a result of our estimated effective tax rate of 40%.  We had no income tax expense for the three and six month periods ended June 30, 2006 due to a reduction in the deferred tax asset offset by a decrease in the valuation allowance.  Prior to the fourth quarter of 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability.  In the fourth quarter of 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance.  We utilized approximately $4.8 million of our federal net operating loss carryforwards during 2006.  For 2006, we recorded approximately $392,000 to equity for tax benefits associated with the exercises of stock options.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.1 million for the six months ended June 30, 2007 as compared to net cash provided by operating activities of $2.5 million for the six months ended June 30, 2006.  Significant items which impacted our operating cash flows as of June 30, 2007 were:

•                  A net loss of $1.1 million.

•                  A $2.1 million net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net increase of approximately $2.8 million for accounts receivable, inventory and accounts payable.  This was primarily due to a small increase in inventory related to customer orders, a decrease in accounts receivable related to lower than normal days sales outstanding of 32 at the end of the quarter, offset by an increase in accounts payable.

Net cash used in investing activities was $2.5 million for the six months ended June 30, 2007.  We used this cash primarily for the acquisition of MCSI, leasehold improvements and upgraded computer equipment.  We are planning for $250,000 of capital expenditures for the remainder of 2007 related primarily to further enhancements to our management information systems.

Net cash provided by financing activities was $63,000 for the six months ended June 30, 2007, from the exercise of stock options. Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2006, from the exercise of stock options and warrants.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of June 30, 2007, for the remainder of 2007 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2007	$1,027	$(386)	$641
2008	1,892	(719)	1,173
2009	1,788	(719)	1,069
2010	1,647	(719)	928
2011	1,569	(719)	850
Thereafter	570	(239)	331
	$8,493	$(3,501)	$4,992

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2007.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Valuation of Long-Lived Assets, Including Finite-Lived Intangibles.  We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances.  We base the evaluation on our projection of the undiscounted future operating cash flows of the underlying assets.  To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, we record a charge to reduce the carrying amount to its estimated fair value.  The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.  We consider the estimates associated with the asset impairment tests critical due to the judgments required in determining fair value amounts, including projected future cash flows.  Changes in these estimates may result in the recognition of an impairment loss.

Allocation of Purchase Price Paid for the MCSI Acquisition.  As a result of our acquisition of MCSI, as described in Note 6 to the annual financial statements, we were required to allocate the consideration paid between tangible assets, indentifiable intangible assets and goodwill.  We engaged an independent third party valuation firm to assist in the determination of the fair value of certain tangible and intangible assets.  We are determining the amount of purchase price allocated to finite lived intangible assets by estimating the future cash flows of each asset and discounting the net cash flows back to their present values.  The discount rate we are using to calculate the present value of the various intangibles is in accordance with accepted valuation methods.  Because the acquisition was recently completed, our estimated allocation of the purchase price is preliminary in nature.

Stock-Based Compensation.  We adopted the provisions of FASB No. 123R, Share Based Payment on January 1, 2006. FASB 123R requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards.  Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value.  Recognition of compensation expense for our performance based non-vested shares will be based on management’s estimate of the probable outcome of the performance condition.  Management will reassess the probability of meeting these performance conditions on a quarterly basis.  Changes in management’s estimate of meeting these performance conditions may result in significant fluctuations in compensation expense from period to period.

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

Interest rate risk.  As of June 30, 2007 we had $23.5 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2007.

Item 1A.  Risk Factors.

Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Dependence on Significant Customers.  We derived 20%, 22% and 10% of our revenues for the three months ended June 30, 2006, the six months ended June 30, 2006 and the six months ended June 30, 2007 from Cingular Wireless.  We had no single customer account for greater than 10% of our revenues for the three months ended June 30, 2007. We cannot provide assurance that this customer will account for a substantial portion of our future sales.

Effect of Credit Market Tightening on Data Storage Spending.  In response to credit risks in the subprime mortgage marketplace, lenders recently have generally made credit less available, and more expensive, for corporate borrowers, including our customers.  A reduction in the availability or an increase in the price of borrowed funds could adversely affect our customers’ decisions or timing to purchase our data storage products and services.

Item 2.   Changes in Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a vote of Security Holders.

At the Annual Meeting of Shareholders held on May 15, 2007, our shareholders elected Brent G. Blackey, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, J. Patrick O’Halloran, James E. Ousley, Robert M. Price and Charles B. Westling as directors with the following votes:

	For	Withheld
Brent G. Blackey	9,358,801	1,722,093
Paul F. Lidsky	9,717,765	1,363,129
Margaret A. Loftus	9,633,688	1,447,206
Greg R. Meland	10,305,155	775,739
J. Patrick O’Halloran	10,165,065	915,829
James E. Ousley	9,717,815	1,363,079
Robert M. Price	8,527,149	2,553,745
Charles B. Westling	10,494,925	585,969

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

Dated:	August 14, 2007	Datalink Corporation

		By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer