Form 10-Q
period 2007-09-30
DATALINK CORP
filed 2007-11-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2007

or

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

As of November 9, 2007, 12,476,419 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, including our internal projections of anticipated 2007 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the effects of economic conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating our MCSI acquisition and possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price. We may not achieve significant future revenues from one of our customers that accounted for approximately 12 percent of our first quarter 2007 revenues.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  In addition, we cannot assure that we will successfully and profitably integrate MCSI’s customers and personnel into our business or increase our gross margins with MCSI’s historical customers and prospects.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$22,099	$22,900
Accounts receivable, net	18,720	22,195
Inventories	2,589	1,593
Deferred customer support contract costs	35,097	25,876
Inventories shipped but not installed	6,385	3,502
Current deferred income taxes	1,645	1,442
Other current assets	377	225
Total current assets	86,912	77,733
Property and equipment, net	2,473	1,942
Goodwill	17,680	5,500
Finite life intangibles, net	3,788	—
Deferred income taxes	—	1,320
Other assets	346	354
Total assets	$111,199	$86,849

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,487	$19,753
Accrued commissions	1,374	1,734
Accrued income tax	5	200
Accrued sales and use tax	950	785
Accrued expenses, other	2,052	1,775
Sublease reserve current	341	360
Deferred revenue from customer support contracts	45,689	33,472
Total current liabilities	72,898	58,079
Deferred rent	186	167
Deferred income tax liability	512	—
Sublease reserve non-current	1,029	1,281
Total liabilities	74,625	59,527

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,466,818 and 11,228,890 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	12	11
Additional paid in capital	39,016	29,544
Accumulated deficit	(2,454)	(2,233)
Total stockholders’ equity	36,574	27,322
Total liabilities and stockholders’ equity	$111,199	$86,849

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Products	$27,705	$22,163	$79,617	$76,387
Services	18,143	11,010	47,480	30,903
	45,848	33,173	127,097	107,290
Cost of sales:
Cost of products	20,989	16,625	60,760	57,784
Cost of services	13,002	7,621	34,459	21,587
Total cost of sales	33,991	24,246	95,219	79,371
Gross profit	11,857	8,927	31,878	27,919
Operating expenses:
Sales and marketing	5,543	3,893	16,134	11,997
General and administrative	2,773	2,392	8,950	7,722
Engineering	2,238	1,575	6,890	4,517
Integration costs	—	—	442	—
Amortization of intangibles	178	—	550	—
	10,732	7,860	32,966	24,236
Earnings (loss) from operations	1,125	1,067	(1,088)	3,683
Interest income, net	252	189	700	439
Earnings (loss) before income taxes	1,377	1,256	(388)	4,122
Income tax expense (benefit)	533	—	(167)	—
Net earnings (loss)	$844	$1,256	$(221)	$4,122

Net earnings (loss) per common share:
Basic	$0.07	$0.12	$(0.02)	$0.39
Diluted	0.07	0.11	(0.02)	0.38
Weighted average common shares outstanding:
Basic	12,292	10,845	12,106	10,663
Diluted	12,476	11,410	12,106	10,957

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(221)	$4,122
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	33	27
Depreciation	800	758
Amortization of intangibles	550	—
Deferred income taxes	(239)	—
Deferred rent	19	(88)
Amortization of sublease reserve	(271)	(233)
Stock based compensation expense	383	193
Loss on disposal of assets	38	—
Changes in operating assets and liabilities, net of effects from purchase of MCSI:
Accounts receivable	4,706	8,298
Inventories	(78)	126
Deferred customer support contract costs/revenues, net	2,598	1,259
Accounts payable	(5,704)	(8,145)
Accrued expenses	(591)	(485)
Other	(50)	86
Net cash provided by operating activities	1,973	5,918

Cash flows from investing activities:
Purchase of property and equipment	(1,074)	(470)
Payment for purchase of MCSI, net of cash acquired	(1,837)	—
Net cash used in investing activities	(2,911)	(470)

Cash flows from financing activities:
Proceeds from issuance of common stock	277	2,313
Tax withholding payments reimbursed by restricted stock	(140)	—
Net cash provided by financing activities	137	2,313

Increase (decrease) in cash and cash equivalents	(801)	7,761
Cash and cash equivalents, beginning of period	22,900	13,434
Cash and cash equivalents, end of period	$22,099	$21,195

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

The financial statements presented herein as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in our 2006 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

2.             Net Earnings (Loss) per Share

We compute basic net earnings (loss) per share using the weighted average number of shares outstanding.  Diluted net earnings (loss) per share, includes the effect of common stock equivalents, if any, for each period. We calculate the number of additional shares by assuming that each holder exercised his or her outstanding stock options and that each used the proceeds from such exercise to acquire shares of common stock at the average market price during the reporting period.  Due to the net loss for the nine months ended September 30, 2007, common stock equivalents of 300,000 would have been anti-dilutive and, as a result, we excluded them from the calculation of diluted loss per share.

3.             Stock Based Compensation

Stock Compensation Plans:

We account for stock based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

Non-vested Stock:

In February 2007, we awarded 75,000 shares of non-vested stock to an executive.  The grant vests over 4 years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the executive is still employed by us.  During the vesting period, the executive has voting rights and the right to receive dividends.  However, we will retain the dividends until the shares have vested.  The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.  We are amortizing the $665,000 value of the restricted shares on the date of grant ratably over the four year vesting period.  Unrecognized compensation expense related to the restricted stock grant was $561,000 at September 30, 2007.

In March and April 2007, respectively, we awarded 120,000 and 129,000 shares of non-vested stock to executive officers and managers and gave our CEO the authority to grant an additional 7,750 restricted shares of our common stock to yet to be named key employees.  The vesting of these restricted stock awards is based upon the achievement of our predetermined earnings from operations objective for fiscal 2007 as approved by our board of directors (the “2007 Objective”).

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

The fair value of these non-vested shares was $959,000 and $840,000, respectively, on the date of grant.  We recognize compensation expense based on management’s estimate of the probable outcome of the performance condition.  We may adjust the amount of expense recognized in future reporting periods for subsequent changes in the estimated or actual outcome.  Based on the progress towards the 2007 Objective, we determined that the vesting of the non-vested shares is not probable as of September 30, 2007.  Accordingly, we have not recognized any compensation expense related to these grants.  Unrecognized compensation expense related to the restricted stock grant was $959,000 and $840,000, respectively, at September 30, 2007.

Total stock-based compensation expense related to non-vested stock was $125,800 and $60,600 for the three months ended September 30, 2007 and 2006, respectively.  Total stock-based compensation expense related to non-vested stock was $382,900 and $123,900 for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2007	223,000	$4.35
Granted	281,000	$7.77
Cancelled	(8,750)	4.44
Shares vested	(54,500)	$4.35
Non-vested stock at September 30, 2007	440,750	$6.53

Stock Options:

The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2007.	1,250,428	$5.00
Options granted	—	$—
Options exercised	(70,688)	$3.98
Options cancelled	(45,900)	$12.97
Outstanding and exercisable options as of September 30, 2007	1,133,840	$4.74	4.59

We recognized no stock based compensation expense related to stock options during the three and nine months ending September 30, 2007 and 2006, respectively.

4.             Income Taxes

As part of the process of preparing financial statements, we are required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within the balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 43%.  For the three months ended September 30, 2007, we recorded income tax expense of $533,000, with an effective tax rate of 39%.  For the nine months ended September 30, 2007 we recorded an income tax benefit of $167,000 using an effective tax rate of 43%.  Our effective tax rate increased for the nine months ended September 30, 2007, as the significance of our permanent differences was greater than originally anticipated.

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

At the adoption date of January 1, 2007 and at September 30, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2003-2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other major income taxing jurisdictions to which we are subject.

5.                                       Acquisition

On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois.  We believe the acquisition has strengthened our presence in existing regional markets and expanded our reach into a number of key new regional markets.  We paid a purchase price of approximately $14 million for MCSI, consisting of $5.0 million cash ($4.5 million of which we paid at closing to the former MCSI shareholders and $500,000 of which we deposited in escrow) and 1,163,384 shares of our common stock (1,047,459 shares of which we issued at closing to the former MCSI shareholders and 116,384 shares of which we deposited in escrow).

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

(in thousands)
Assets acquired
Cash	$3,466
Accounts receivable	1,262
Inventory & inventory shipped but not installed	3,800
Property, plant & equipment	296
Identifiable intangible assets
Customer relationships	4,262
Backlog	76
Goodwill	12,180
Other assets	94
Total assets acquired	25,436
Liabilities assumed
Accounts payable	8,432
Deferred maintenance contracts, net	399
Accrued liabilities	479
Deferred tax liability obligations	1,868
Total liabilities assumed	11,178
Net purchase price	$14,258

The finite lived intangibles which consisted of customer relationships and backlog have estimated lives of six years and two months, respectively and we are amortizing them using the straight line method.

The pro forma unaudited results of operations for the three and nine months ended September 30, 2007 and 2006, assuming consummation of the purchase of the assets from MCSI as of January 1, 2006, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
	(in thousands, except share data)
Net sales.	$45,848	$47,760	$131,252	$144,902
Net income (loss)	844	2,312	(1,069)	5,364

Per share data:
Basic earnings (loss)	$0.07	$0.19	$(0.09)	$0.45
Diluted earnings (loss)	$0.07	$0.18	$(0.09)	$0.44

Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some which assisted with the initial integration but were ultimately not retained by us, were zero for the three month period ended September 30, 2007 and were $442,000 for the nine month period ended September 30, 2007.

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

6.                                      Recently Issued Accounting Standards

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which we may elect to record certain financial assets or liabilities at fair value upon their initial recognition. We would then recognize subsequent changes in fair value in earnings as those changes occur. We would make the election of the fair value option on a contract-by contract basis, supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 may have on our financial statements.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1	73.1	74.9	74.0
Gross profit	25.9	26.9	25.1	26.0
Operating expenses:
Sales and marketing	12.1	11.7	12.7	11.2
General and administrative	6.0	7.2	7.0	7.2
Engineering	4.9	4.8	5.4	4.2
Integration costs	—	—	0.3	—
Amortization of intangibles	0.4	—	0.4	—
Total operating expenses	23.4	23.7	25.8	22.6
Operating earnings (loss)	2.5%	3.2%	(0.7)%	3.4%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product sales	$27,705	$22,163	$79,617	$76,387
Service sales	18,143	11,010	47,480	30,903

Product gross profit	$6,716	$5,538	$18,857	$18,603
Service gross profit	5,141	3,389	13,021	9,316

Product gross profit as a percentage of product sales	24.2%	25.0%	23.7%	24.4%
Service gross profit as a percentage of service sales	28.3%	30.8%	27.4%	30.1%

Net Sales.  Our total net sales increased by $12.7 million for the three months ended September 30, 2007, or 38.2%, from $33.2 million for the comparable quarter in 2006.  Our total net sales increased $19.8 million for the nine months ended September 30, 2007, or 18.5% from $107.3 million for the comparable period in 2006.  Our product sales increased $5.5 million, or 25.0%, to $27.7 million for the three months ended September 30, 2007, from $22.2 million for the comparable quarter in 2006.  Our product sales increased $3.2 million, or 4.2%, to $79.6 million for the nine months ended September 30, 2007, from $76.4 million for the nine months ended September 30, 2006. Our service sales increased $7.1 million, or 64.8%, to $18.1 million for the three months ended September 30, 2007 from $11.0 million for the comparable quarter in 2006.  Our service sales increased $16.6 million, or 53.6%, to $47.5 million for the nine months ended September 30, 2007, from $30.9 million for the nine months ended September 30, 2006.

The majority of our increase in product sales for the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006, was due to the acquisition of MCSI.  Without the impact from the acquisition, our product sales would have had a modest increase for the three month period ended September 30, 2007, as compared to the same period in 2006 and our product sales would have decreased slightly for the nine month period ended September 30, 2007, as compared to the same period in 2006.  Our product revenues continue to reflect what we believe to be a slow down in IT and storage spending with some of our larger customers, as they have become more cautious about the economy and their individual growth prospects throughout 2007.  This has created longer sales cycles with a number of large project delays.  We do not know whether this spending slow down among our customers will continue.  Our product sales for the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006, reflects the addition of MCSI revenues for three and eight months, respectively.

Our service sales increase for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 was due to an increase in customer support contracts of $5.2 million and $15.4 million, respectively.  The majority of our increase in customer support contract revenues was due to the acquisition of MCSI.  In addition, with the growth in our product revenues, we have experienced a corresponding growth in our customer support contract revenues.  Our service sales for the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006, reflects the addition of MCSI revenues for three and eight months, respectively.

We had no single customer account for greater than 10% of our revenues for the three months ended September 30, 2007, the nine months ended September 30, 2007 and the three months ended September 30, 2006.  We derived 16% of our revenues for the nine months ended September 30, 2006, from AT&T Inc.  We cannot assure that this customer will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 25.9% for the quarter ended September 30, 2007, as compared to 26.9% for the comparable quarter in 2006.  Our total gross profit as a percentage of net sales decreased to 25.1% for the nine months ended September 30, 2007, as compared to 26.0% for the nine months ended September 30, 2006.  Product gross profit as a percentage of product sales decreased to 24.2% in the third quarter of 2007 from 25.0% for the comparable quarter in 2006.  Product gross profit as a percentage of product sales decreased to 23.7% for the nine months ended September 30, 2007 from 24.4% for the comparable period in 2006.  Service gross profit as a percentage of service sales decreased to 28.3% for the third quarter of 2007 from 30.8% for the comparable quarter in 2006.  Service gross profit as a percentage of service sales decreased to 27.4% for the nine months ended September 30, 2007 from 30.1% for the nine months ended September 30, 2006.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three months ended September 30, 2007 as compared to the same period in 2006, our product gross profit as a percentage of product sales decreased slightly due to our continuing efforts to gradually improve the margins realized by the MCSI sales force as they become more familiar with our product and services offerings.  For the nine months ended September 30, 2007 as compared to the same periods in 2006, we attribute the decrease in product gross profit as a percentage of product sales to the additional MCSI revenues, which historically had lower product margins.  Our efforts to successfully integrate the MCSI sales force, leveraging product and service offerings across our vendors, has gradually improved the gross margins realized by the MCSI sales force, but are not at legacy Datalink levels yet and cannot assure our MCSI sales force will reach those targets.

Our service gross profit as a percentage of service sales for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 decreased 2.5% and 2.7%, respectively.  We experienced a decrease in gross margin for the three and nine months ended September 30, 2007 primarily due to a $176,000 and $587,000 reduction in revenues and corresponding margins for the MCSI acquisition to reflect the fair value of maintenance contracts we acquired.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.5 million, or 12.1% of net sales for the quarter ended September 30, 2007, compared to $3.9 million, or 11.7% of net sales for the third quarter in 2006.  Sales and marketing expenses totaled $16.1 million, or 12.7% of net sales for the nine months ended September 30, 2007, compared to $12.0 million, or 11.2% of net sales for the nine months ended September 30, 2006.

Sales and marketing expenses increased $1.6 million and $4.1 million for the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.  The increase in expenses is primarily due to an increase in salaries and benefits.  We increased our headcount with the MCSI acquisition and we also added new regional and executive managers for our sales organization.  Our sales and marketing expenses for the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006, reflects the addition of MCSI expenses for three and eight months, respectively.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.8 million, or 6.0% of net sales for the quarter ended September 30, 2007, compared to $2.4 million, or 7.2% of net sales for the third quarter in 2006.  General and administrative expenses were $9.0 million, or 7.0% of net sales for the nine months ended September 30, 2007, compared to $7.7 million, or 7.2% of net sales for the same period in 2006.

General and administrative expenses increased $381,000 for the three months ended September 30, 2007, as compared to the same period in 2006.  We attribute the increase to an increase in facility and communication expenses of $222,000, an increase in salaries and benefits of $41,000 with select headcount additions, an increase in meeting expenses of $40,000, and an increase in board of director compensation expenses of $20,000.  General and administrative expenses increased $1.2 million for the nine month period ended September 30, 2007, as compared to the same period in 2006.  The increase was due to an increase in salaries of $496,000 with select headcount additions, an increase in board of director compensation expenses of $106,000, an increase in facility, communication and supplies expenses of $554,000 and an increase in training expenses of $27,000.  The increase in headcount, facility, communication and supplies expenses are primarily due to the acquisition of MCSI.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $2.2 million or 4.9% of net sales for the quarter ended September 30, 2007, compared to $1.6 million, or 4.7% of net sales for the third quarter in 2006.  Engineering expenses were $6.9 million, or 5.4% of net sales for the nine months ended September 30, 2007, compared to $4.5 million, or 4.2% of net sales for the same period in 2006.

Engineering expenses increased $663,000 and $2.4 million, respectively, for the three and nine month periods ended September 30, 2007 as compared to the same period in 2006.  The increase in expenses is primarily due to an increase in salaries and benefits for MCSI personnel and the addition of regional managers for our engineering organization.  Our engineering expenses for the three and nine month ended September 30, 2007, reflect the addition of MCSI expenses for three and eight months, respectively.

Integration Costs.  Integration expenses include salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severances.  We had no integration expenses for the three months ended September 30, 2007.  Integration expenses for the nine months ended September 30, 2007, were $442,000 related to the January 31, 2007 acquisition of MCSI.  We had no integration expenses for the three and nine month periods ended September 30, 2006.

Amortization of Intangibles.  We had intangible asset amortization expense for the three month period ended September 30, 2007 and 2006 of $178,000 and $0, respectively.  We had intangible asset amortization expense for the nine month periods ended September 30, 2007 and 2006 of $550,000 and $0, respectively.  The increase in the identifiable intangible asset and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.  Because the purchase price allocation is preliminary in nature, the amortization expense is based on an estimate.  Accordingly, we may change the future amortization expense related to these finite lived intangibles.

Operating Earnings (Loss).  We had operating earnings of $1.1 million for the three months ended September 30, 2007 and 2006, respectively.  We had an operating loss of $1.1 million for the nine months ended September 30, 2007 as compared to operating earnings of $3.7 million for the same period in 2006.  The flat operating earnings for the three month period ended September 30, 2007 as compared to the same period in 2006 is a result of higher revenues and margins offset by an increase in operating expenses related to our acquisition of MCSI.  The decrease of $4.8 million for the nine month period ended September 30, 2007 as compared to the same period in 2006 is primarily a result of the lower margins and increased operating expenses related to our acquisition of MCSI, including integration costs and intangible amortization.  We also believe our performance reflects a slow down in IT and storage spending with some of our large customers, as they have become more cautious about the economy and their individual growth prospects.  This has created longer sales cycles with a number of large project delays.

Income Taxes.  We had income tax expense of $533,000 and an income tax benefit of $167,000 for the three and nine month periods ended September 30, 2007, as a result of our estimated effective tax rate of 43%.  Our effective tax rate increased for the nine months ended September 30, 2007, as the significance of our permanent differences was greater than originally anticipated.  We had no income tax expense for the three and nine month periods ended September 30, 2006 due to a reduction in the deferred tax asset offset by a decrease in the valuation allowance.  Prior to the fourth quarter of 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability.  In the fourth quarter of 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 43%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2007 as compared to net cash provided by operating activities of $5.9 million for the nine months ended September 30, 2006.  Significant items which impacted our operating cash flows as of September 30, 2007 were:

•                  A net loss of $221,000.

•                  A $2.6 million net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net decrease in cash of approximately $1.1 million for accounts receivable, inventory and accounts payable.  This was primarily due to a decrease in accounts receivable related to lower than normal days sales outstanding of 37 at the end of the quarter, offset by an increase in accounts payable.

•                  An increase in amortization of intangibles of $550,000 due to our acquisition of MCSI.

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2007.  We used this cash primarily for the acquisition of MCSI, leasehold improvements and upgraded computer equipment.  We are planning for $150,000 of capital expenditures for the remainder of 2007 related primarily to computer upgrades or other management information system enhancements.

Net cash provided by financing activities was $137,000 for the nine months ended September 30, 2007, from the exercise of stock options. Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2006, from the exercise of stock options and warrants.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of September 30, 2007, for the remainder of 2007 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2007	$817	$(186)	$631
2008	1,917	(719)	1,198
2009	1,814	(719)	1,095
2010	1,674	(719)	955
2011	1,596	(719)	877
Thereafter	592	(239)	353
	$8,410	$(3,301)	$5,109

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2007.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Income Taxes.  We utilize the asset and liability method of accounting for income taxes.  We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.  We regularly assess the likelihood that we will recover our deferred tax assets from future taxable income.  We consider projected future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.  In future periods of earnings, we will report income taxes at normalized rates.

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

Allocation of Purchase Price Paid for the MCSI Acquisition.  As a result of our acquisition of MCSI, as described in Note 6 to the annual financial statements, we were required to allocate the consideration paid between tangible assets, identifiable intangible assets and goodwill.  We are determining the amount of purchase price allocated to finite lived intangible assets by estimating the future cash flows of each asset and discounting the net cash flows back to their present values.  The discount rate we are using to calculate the present value of the various intangibles is in accordance with accepted valuation methods.  Because the acquisition was recently completed, our estimated allocation of the purchase price is preliminary in nature.

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

Interest rate risk.  As of September 30, 2007 we had $22.1 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2007.

Item 1A. Risk Factors.

Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Dependence on Significant Customers.  We derived 16% of our revenues for the nine months ended September 30, 2006 from AT&T Inc.  We had no single customer account for greater than 10% of our revenues for the three or nine months ended September 30, 2007, or for the three months ended September 30, 2006. We cannot provide assurance that this customer will account for a substantial portion of our future sales.

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

Dated:November 14, 2007	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer