Form 10-K
period 2007-12-31
DATALINK CORP
filed 2008-03-28
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2007: $51,098,268.

        At March 10, 2008, the number of shares outstanding of each of the registrant's classes of common stock was 12,482,889.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 2008 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K.

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

        We use the terms "aim", "believe," "expect," "plan," "intend," "estimate" and "anticipate" and similar expressions to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business.

Overview

        We are a leading independent information storage architect with operations throughout the United States. We work with customers to analyze, design, implement, and support information storage infrastructures that store, manage, and protect business critical information. Our areas of expertise include:

  •
  Backup and Recovery—Datalink backup and recovery solutions mitigate risk by helping companies protect and quickly recover information.

  •
  Consolidation and Virtualization—Designed to simplify management and improve productivity. Datalink consolidation and virtualization solutions help improve efficiencies of data storage infrastructures and the staff that manage them.

  •
  Databases and Business Applications—Datalink storage, backup, and recovery solutions are designed to achieve stringent data availability requirements found in high performance database and business application environments.

  •
  Archive and Compliance—Aligned with increasing compliance requirements, Datalink solutions help companies simplify the retention, protection, and discovery of information.

        We offer a comprehensive suite of services spanning analysis, design, implementation and support. Our highly skilled technical services and practice management teams test and compare data storage technologies available from the leading manufacturers and software developers. Once a product is approved for our solution sets, our technical services team has the flexibility to choose from the best of these storage technologies to solve our customers' growing data storage needs. In addition, our support staff ensures the continued success of our data storage solutions for each customer. We believe these value-added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

        Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage. Coupled with this growth are increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. At the same time, IT headcount is expected to remain relatively flat over the next several years. As a result, we expect customers will continue to look for alternatives to dramatically simplify management of storage infrastructures and increase productivity of existing IT teams.

        To address the increased need for efficiency, we anticipate that organizations will consolidate and virtualize their server environments. We expect this will result in increased demand and requirements for shared storage infrastructures tuned to virtualized server environments. With a unified virtualization strategy, organizations will improve management and utilization, as well as reduce costs.

        We expect that disk-based data protection, SAN/NAS convergence, storage management software, and storage services will grow rapidly over the next several years. We anticipate that, together, these areas will continue to grow faster than the rest of the storage industry. Organizations recognize the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, and protect this data will continue as one of the most important aspects of business-critical decision-making, increasing the need for high-performance, scalable and highly available solutions.

        In light of the importance of data to businesses, we believe that organizations will continue to dedicate a significant percentage of their information technology budgets to data storage. We believe that capital investment priorities will include:

  •
  Enhanced data protection and recovery capabilities.

    Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements are key factors we expect will continue to drive the migration to disk-based protection solutions. Many of our customers have deployed disk-based backup and recovery solutions. With the convergence of key technologies, such as data deduplication, WAN optimization, and advanced heterogeneous replication and snapshot software, we expect the benefits customers receive from disk-based backup will increase, resulting in increased demand.

  •
  Continued migration to networked storage infrastructures using virtualization technologies.

    A comprehensive virtualization strategy should encompass both server and storage environments. Without this integrated approach, the full benefits of virtualization cannot be realized. We expect organizations will seek the professional services of a provider, like Datalink, to assess their environment, conduct a gap analysis, as well as design and deploy storage solutions tuned to their virtualized server environment. This approach will help organizations increase the quality of service and decrease the total cost of ownership.

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

        Pressures on Customers.    We believe organizations will increasingly look outside their in-house technical staff to independent information storage architects, such as Datalink, for specialized expertise. Networked storage architecture design is complex. Advanced functionalities, such as disk-based backup and recovery and virtualization, further increase the level of complexity. Although organization-wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In addition, there continues to be a steady influx of new products and technologies introduced to the market. In-house information technology departments prefer to focus their efforts on mission- critical applications. Accordingly, they often turn to outside storage experts that are able to research, design, implement and support networked storage solutions.

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

  •
  Gross profit margins have been under pressure for many storage companies. Because of the high cost of maintaining a national sales and marketing organization, high-end data storage manufacturers have focused their resources on their research and development functions. This strategy requires them to leverage their sales and marketing functions by partnering with companies such as Datalink.

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

The Datalink Solution

        We combine our technical expertise, the best products from leading manufacturers and comprehensive services to meet each customer's specific needs. Our services include:

Analysis

        At the beginning of an engagement, we place considerable emphasis on formulating a needs analysis based on each customer's business initiatives, operating environment and current and anticipated data storage requirements. While our focus is on each customer's unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data storage solutions for over twenty years to customers in numerous industries.

        Datalink assessment services provide customers with objective guidance on developing data storage strategies that optimize their resources, leverage their existing environments and facilitate cost-effective growth for the future. These services provide an independent viewpoint to align people, processes and technologies with business objectives. These services help organizations maximize current investments, outline recommendations for future purchases and provide assurance that storage infrastructures are efficient, reliable and scalable.

Design

        Once we have completed our initial analysis, we begin the design phase of the project. Our professional services teams work together to design a system that meets the customer's data storage needs and budget. Our independence permits us to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project.

        Datalink designs storage infrastructures based on each customer's developed detailed business requirements. The engagement begins with a definition of the project's objectives, scope and key milestones. The Datalink team then prepares an outline of the schedule and deliverables. Following a thorough analysis, the team prepares a comprehensive blueprint of the storage solution, including a detailed design schematic, key implementation milestones and recommendations for handling potential configuration issues to ensure a smooth transition to the new storage environment.

Implementation

        Once we design and test a system, we formulate a detailed project implementation plan with our customers to meet their financial and operating objectives and minimize disruption to their operations. We oversee the timely delivery of hardware and software products to the customer's location. We then coordinate the installation with our technical services team, or personnel from the equipment manufacturer, and complete the installation at the customer's site using industry best practices.

Support

        We provide our customers advanced technical support from a team of customer support and field engineers. Our extensive experience in data storage systems enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. The support team also acts as our primary interface with manufacturers' technical support organizations.

        Datalink support services offer additional flexible levels of service to help organizations maximize the return on their storage technology investments. We believe that our customer support program is one of very few customer service plans that provide support across multiple storage product lines and manufacturers.

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

Increase Sales Team Productivity

        Although we believe that Datalink's sales productivity is high, we believe it can be enhanced. We continue to accelerate the learning and productivity curve of our newer sales professionals and enhance the skills of seasoned executives through implementation of techniques and best practices learned from our top producers.

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

Pursue Acquisitions

        We believe there is an opportunity to strengthen our resources and presence in key geographies through the acquisition of select competitors. On January 31, 2007, we acquired Midrange Computer Solutions Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. The acquisition of MCSI increased our revenue base by approximately one-third, expanding the number of enterprise accounts we serve and extending our presence geographically in the Northeast, Midwest, and California. We will continue to look for other acquisition opportunities.

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

        We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux and in-depth knowledge of all major hardware platforms manufactured by industry leaders, including Hewlett-Packard Company, International Business Machines Corp. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers' new product development, evaluation, introduction and marketing programs. These collaborations enable us to identify and market innovative new hardware and software products and exchange critical information in order to maximize customer satisfaction.

        Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Disk Storage	Data Domain EMC Corporation Hitachi Data Systems Corporation International Business Machines Corp. Network Appliance Inc. Sun Microsystems, Inc.
Tape Automation	Quantum Corporation Spectra Logic Corporation Sun Microsystems, Inc.
Software	APTARE, Inc. Diligent Technologies Corporation EMC Corporation Symantec Corporation VMware, Inc.
Switches/Directors/Storage Networking	Brocade Communications Systems, Inc. Cisco Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

Customers

        Our customers trust us with their most demanding data storage projects. Customer engagements range from specialized professional assessment and design services, to complex organization-wide SAN implementations. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which are reflected by our significant repeat business. Spanning a broad array of industries, our customers include CBS SportsLine.com, AT&T Inc., Harris Corporation, NAVTEQ Corporation, St. Jude Medical, Inc., The Nielsen Company, Inc., and Blue Cross Blue Shield of Minnesota.

Sales and Marketing

        We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2007, we have 20 field sales offices in order to efficiently serve our customers' needs.

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

Competition

        Datalink primarily competes with the direct sales forces of storage OEM's. Besides Datalink's current technology partners, these OEM competitors include Hewlett-Packard Company and Dell Computer Corporation. In addition, we compete with channel partners of storage OEM's. These include Forsythe Technology, Inc., Trace--3, Inc., Midwave Corporation, and Sirius Computer Solutions, Inc.

Employees

        As of December 31, 2007, we had a total of 199 full-time employees. We have no employment agreements with any of our employees, except for Mr. Barnum, our Chief Financial Officer and Mr. Beyer, our Senior Vice President of Field Operations. In November 2004, we entered into change of control severance agreements with Mr. Westling, our President and Chief Executive Officer, and Ms. West, our Vice President of Human Resources, and each of Messrs. Barnum and Beyer under their respective employment agreements. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

        We configure products to customer specifications and generally ship them shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. We do not recognize revenue on hardware or software products until we have completed our required or contracted installation or configuration services in connection with the sale. Customer constraints and the availability of engineering resources can have a significant impact on when we can complete an installation and configuration service. These factors prevent us from relying on backlog as a predictor of our future sales levels.

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

        The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains our Internet site that contains reports, proxy and information statements and other information regarding issues that are filed electronically with the SEC. The SEC's website address is www.sec.gov.

Item 1A.    Risk Factors.

        As indicated in this Annual Report under the caption "Note Regarding Forward-Looking Statements," certain information contained in this Annual Report consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report include the following:

We cannot assure future profitability.

        Although we achieved positive net income for fiscal years 2007 and 2006, and for the second, third and fourth quarters of 2005, we have incurred net losses all other quarters since the fourth quarter of 2001. We cannot assure that we will remain profitable in the foreseeable future, or at all. In particular, recent economic conditions may adversely affect our customers' decisions or timing to purchase, or the prices at which we sell, our products and services, which would negatively impact our operating results. If we incur losses in the futures our stock price may be adversely affected.

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

        In addition, most of our customers already employ in-house technical staffs. To the extent a customer's in-house technical staff develops sophisticated storage systems expertise, the customer may be less likely to seek our services. Further, we compete with storage service providers who manage, store and backup their customers' data at off-site, networked data storage locations.

We derive a significant percentage of our revenues from a small number of customers.

        In 2007 and 2005, we had no customers that accounted for at least 10% of our revenues. In 2006, we had one customer, AT&T Inc., which accounted for approximately 13.9% of our revenues. In addition, our top five customers collectively accounted for 21%, 28%, and 27% of our 2007, 2006 and

2005 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products. These programs contributed to our profitability in 2007, 2006 and 2005. We cannot assure that these programs will continue. If they do not, we may be unable to achieve profitability in the future.

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

        Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many who have substantial experience in our industry and would be difficult to replace. Except as to our Chief Financial Officer and Senior Vice President of Field Operations, we do not have employment agreements with our officers or employees, including our executive officers. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

Our long sales cycle may cause fluctuating operating results, which may adversely affect our stock price.

        Our sales cycle is typically long and unpredictable, making it difficult to plan our business. Recent economic conditions will likely increase this uncertainty. Our long sales cycle requires us to invest resources in potential projects that may not occur. In addition, our long and unpredictable sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. For this Annual Report, we evaluated our internal control systems to allow management to report on our internal controls. In future years, we will evaluate our internal control systems to allow management to report on (and, if required, to enable our independent auditors' attestation of) our internal controls. If we are unable to continue to comply with the requirements of Section 404 in we may be subject to sanctions or investigations by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors' confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we have implemented or will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company's systems into compliance with Section 404.

Control by our existing stockholders could discourage the potential acquisition of our business.

        Currently, our executive officers and directors beneficially own approximately 29% of our outstanding common stock. Acting together, these insiders may be able to elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

  •
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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We occupy 49,000 square feet of an office and warehouse facility in Chanhassen, Minnesota as our corporate headquarters, including our principal technical operations and our integration, assembly and support service operations. As of December 31, 2007, our other 20 locations which house sales and technical staff are small-to-medium-sized offices throughout the United States.

        In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000. In the first quarter of 2005, we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale. We expect to obtain annual cost savings of $950,000 during the sublease term.

        Based on our present plans, we believe our current facilities, which are in reasonably good condition, will be adequate to meet our anticipated needs for at least the remaining term of our lease.

Item 3.    Legal Proceedings.

        We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2007.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We submitted no matters during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the Nasdaq Global Market under the symbol "DTLK". The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2007
First Quarter	$9.30	$7.23
Second Quarter	8.77	5.36
Third Quarter	6.72	4.40
Fourth Quarter	5.00	3.61
Year Ended December 31, 2006
First Quarter	5.48	3.84
Second Quarter	7.03	4.02
Third Quarter	10.44	5.18
Fourth Quarter	12.32	6.77

        On March 25, 2008, the closing price per share of our common stock was $3.78. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 17, 2008, there were approximately 90 holders of common stock, including record holders and stockholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held through a small number of record holders by over 1,685 beneficial owners.

        Except for distributions paid to our pre-initial public offering corporation stockholders related to S corporation earnings generated prior to our initial public offering in 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2007 nor did we have any unregistered sales of equity securities during 2007. You can find additional information about our equity compensation plans in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

        The Securities and Exchange Commission requires that we provide a line-graph presentation comparing cumulative stockholder returns on an indexed basis with the Nasdaq Composite Index and either a nationally recognized industry standard or an index of peer companies selected by us. The Board of Directors previously approved the use of the Russell 2000 Index as our industry standard index. The table below compares the cumulative total return assuming $100 was invested as of December, 31, 2002, in our common stock, the Russell 2000 Index and the Nasdaq Composite Index. The graph assumes the reinvestment of all dividends. The Indexes are weighted based on market capitalization at the time of each reported data point.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Datalink Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. We derived the data as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, from our financial statements that are included in this Annual Report. We derived the data as of December 31, 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003, from our financial statements not included in this Annual Report.

	Year ended December 31,
	2007	2006	2005		2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$111,201	$102,400		$81,582	$63,235	$61,350
Service sales	66,571	43,583		35,531	30,048	29,787

Total net sales	177,772	145,983		117,113	93,283	91,137

Cost of sales:
Cost of product sales	84,369	77,365		62,147	48,568	47,477
Cost of services	48,111	30,521		24,321	21,175	20,198

Total cost of sales	132,480	107,886		86,468	69,743	67,675

Gross profit	45,292	38,097		30,645	23,540	23,462

Operating expenses:
Sales and marketing	22,067	15,985		15,062	12,438	10,985
General and administrative	11,720	10,434		9,954	10,366	10,960
Engineering	9,181	6,098		5,121	3,764	4,220
Integration costs	442	—		—	—	—
Charge for sublease reserve(1)	—	—		3,502	—	—
Restructuring charges(2)	—	—		—	(63)	2,078
Amortization of finite-lived intangibles(3)	727	—		224	261	724

Total operating expenses	44,137	32,517		33,863	26,766	28,967

Earnings (loss) from operations	1,155	5,580		(3,218)	(3,226)	(5,505)
Interest income, net	908	714		303	83	74

Earnings (loss) before income taxes	2,063	6,294		(2,915)	(3,143)	(5,431)
Income tax (benefit) expense(4)	864	(2,203)		—	—	(276)

Net earnings (loss)	$1,199	$8,497	$	$(2,915)	$(3,143)	$(5,155)

Net earnings (loss) per common share:
Basic	$0.10	$0.77		$(0.28)	$(0.31)	$(0.50)
Diluted	$0.10	$0.76		$(0.28)	$(0.31)	$(0.50)
Weighted average shares outstanding:
Basic	12,156	11,006		10,318	10,286	10,333
Diluted	12,392	11,127		10,318	10,286	10,333

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$25,164	$22,900	$13,434	$12,663	$12,565
Working capital	15,992	19,011	9,385	10,007	11,488
Total assets	131,469	86,849	63,143	47,069	36,094
Stockholders' equity	38,244	27,322	15,835	18,512	21,496

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

(3)
In January 2007, we entered into an agreement and plan of merger with MCSI. We recorded finite lived intangibles, consisting of $4.3 million of customer relationships and $76,000 of backlog, which have estimated lives of six years and two months, respectively. We are amortizing them using the straight line method.

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

OVERVIEW

        We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. The market for data storage products and services is large. IDC estimates that digital information will occupy more than six times its current quantity, or 988 billion gigabytes, by 2010. As of December 31, 2007, we have 21 locations throughout the United States with the highest concentration of revenues in the central states.

        We sell support service contracts to most of our customers. When customers purchase support services through us, customers receive the benefit of integrated system wide support. We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with Datalink and/or vendor technical staff to meet the customer's needs. Our support service agreements with our customers include an underlying agreement with the product manufacturer. The manufacturer provides on-site support assistance if necessary. We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months.

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

        In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future. These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers' network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues. Economic conditions and competition also affect our customers' decisions to place orders with us. As a result, our net sales may fluctuate from quarter to quarter.

        We view the current data storage market as providing significant opportunity for growth. Currently, Datalink's market share is a small part of the overall market. However, the providers of the data storage industry's products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products. While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth. Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us. We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure. Our current strategies are focused on:

  •
  Increasing productivity of our sales, technical and customer support teams in our existing locations.

  •
  Deepening our presence in existing enterprise accounts and penetrating new enterprise accounts.

  •
  Targeting high growth market segments and deploying new technologies.

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

  •
  Exploring potential acquisitions that we believe can strengthen our resources and capabilities in key geographic locations.

        To pursue these strategies, we are:

  •
  Improving our training, tools and recruiting efforts for sales and engineering teams to increase productivity.

  •
  Hiring additional customer support staff and enhancing the customer support staff's communications and call management capabilities.

  •
  Developing more effective delivery capabilities for professional services and solutions.

  •
  Meeting regularly with potential acquisition candidates.

        All of these plans have various challenges and risks associated with them, including that:

  •
  We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

  •
  Competition is intense and may adversely impact our profit margin. Customers have many options for data storage products and services.

  •
  Economic conditions may adversely impact our business. Customers may delay purchasing decisions or seek to spend less.

        In January 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. We believe the acquisition has strengthened our presence in existing regional markets and expanded our reach into a number of key new regional markets. We paid a purchase price of approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock. Our results of operations for 2007 reflect the addition of MCSI for eleven months.

Results of Operations

        Our sales for 2007 increased $31.8 million or 21.8% to $177.8 million for 2007 as compared to 2006. Our gross margin increased $7.2 million or 18.9% to $45.3 million for 2007 as compared to 2006. Our earnings from operations decreased $4.4 million from $5.6 million in 2006 to $1.2 million in 2007. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.5	73.9	73.8

Gross profit	25.5	26.1	26.2

Operating expenses:
Sales and marketing	12.4	10.9	12.8
General and administrative	6.6	7.2	8.5
Engineering	5.2	4.2	4.4
Integration costs	0.2	—	—
Charge for sublease reserve	—	—	3.0
Amortization of intangibles	0.4	—	0.2

Total operating expenses	24.8	22.3	28.9

Operating earnings (loss)	0.7%	3.8%	(2.7)%

Comparison of Years Ended December 31, 2007, 2006 and 2005

        The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Years Ended December 31,
	2007	2006	2005
Product sales	$111,201	$102,400	$81,582
Service sales	66,571	43,583	35,531
Product gross profit	$26,832	$25,035	$19,435
Service gross profit	18,460	13,062	11,210
Product gross profit as a percentage of product sales	24.1%	24.4%	23.8%
Service gross profit as a percentage of service sales	27.7%	30.0%	31.5%

        Net Sales.    Our product sales increased 8.6% in 2007 from 2006 to $111.2 million, and increased 25.5% in 2006 from 2005 to $102.4 million. Our service sales, which includes customer support, consulting and installation services, increased 52.7% in 2007 from 2006 to $66.6 million, and increased 22.7% in 2006 from 2005 to $43.6 million.

        The increase in our product sales in 2007 as compared to 2006 is primarily due to the acquisition of MCSI in January 2007. The increase in our product sales in 2006 as compared to 2005 reflects a greater number of customers funding large projects, particularly for enhanced data recovery technology solutions. We had an increase in customers representing more than $1 million in annual revenues from 20 in 2005 to 24 in 2006 to 31 in 2007. Product sales growth decreased from 25.5% in 2006 to 8.6% in 2007 continuing to reflect what we believe to be a slow down in IT and storage spending with some of our larger customers, as they have become more cautious about the economy and their individual growth prospects. This has created longer sales cycles with a number of large project delays. We do not know whether this spending slow down among our customers will continue.

        The increase in our service revenues for 2007 over 2006 reflects an increase in our customer support contract revenues and consulting service revenues. For 2007 customer support contract revenues increased $21.4 million or 61.7% over 2006 and consulting service revenues increased $1.3 million or 82.3%. The majority of our increase in customer support contract revenues in 2007 was due to the acquisition of MCSI. The increase in our service revenues for 2006 over 2005 reflects an increase in our customer support contract revenues and our installation and configuration service revenues. Customer support contract revenues increased $8.3 million or 31.4%, consulting service revenues decreased $1.3 million or 53.1% and installation and configuration service revenues increased $1.1 million or 16.3%. With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts. The decrease in our consulting revenues between 2005 and 2006 reflects the completion of a long term professional services contract at the end of 2005.

        We derived approximately 13.9% of our sales from our customer, AT&T Inc., during 2006. We cannot provide assurance that this customer will account for a substantial portion of our future sales. We had no customers that comprised more than 10% of our sales in 2005 or 2007.

        Gross Profit.    Our total gross profit as a percentage of net sales was 25.5% in 2007 decreasing from 26.1% in 2006 and 26.2% in 2005.

        Product gross profit as a percentage of product sales decreased to 24.1% in 2007 as compared to 24.4% in 2006 which increased as compared to 23.8% in 2005. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. Our product gross profit as a percentage of product sales decreased for 2007 over 2006 due to the additional MCSI revenues which historically had lower product margins. Our efforts to successfully integrate the MCSI sales force, by leveraging product and service offerings across our vendors, has gradually improved the gross margins realized by the MCSI sales force. The MCSI sales force has not yet achieved the product gross profit margins that we previously experienced and we cannot assure they will reach those targets. The percentage improvement in 2006 over 2005 reflects the increase in enhanced data recovery technology solution purchases made by our customers for which we achieved a higher gross profit. We have various programs in place with our vendors that provide economic incentives for achieving various sales performance targets. Achieving these targets contributed favorably to our product gross profit by $2.0 million, $1.5 million and $829,000 in 2007, 2006 and 2005, respectively. These vendor incentive programs constantly change and we negotiate them separately with each vendor. While we expect the incentive programs to continue, the vendors could modify or discontinue them, which would unfavorably impact our product gross profit margins.

        Service gross profit as a percentage of service sales decreased to 27.7% in 2007 as compared to 30.0% in 2006 and 31.5% in 2005. The percentage decrease in 2007 as compared to 2006 is primarily due to a $664,000 reduction in revenues and corresponding margins for the MCSI acquisition to reflect the fair value of maintenance contracts we acquired. The percentage decrease in 2006 as compared to 2005 reflects the completion of a long term professional services contract at the end of 2005 which carried a higher gross profit percentage.

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $22.1 million, or 12.4% of net sales for 2007 as compared to $16.0 million, or 10.9% of net sales for 2006 and $15.1 million, or 12.9% of net sales for 2005. The increase in sales and marketing expense in absolute dollars for 2007 over 2006 is primarily a result of higher commission expense of $1.6 million and compensation expense of $3.7 million. The increase in commission expense is due to our increase in revenues for the year. The increase in compensation expense is due to our acquisition of MCSI which increased our sales and marketing headcount by approximately 45%. The increase in sales and marketing expense in absolute dollars for 2006 over 2005 is primarily a result of higher commission expense of $1.5 million related to our increased 2006 revenues. The increase in sales and marketing expense as a percentage of net sales from 2007 to 2006 reflects primarily the increase in sales and marketing headcount as a result of our MCSI acquisition, and investments in sales management. The decrease in sales and marketing expense as a percentage of net sales from 2006 to 2005 reflects better leverage of our fixed costs as revenues increased in 2006. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $11.7 million, or 6.6% of net sales for 2007 compared to $10.4 million, or 7.2% of net sales for 2006 and $9.9 million, or 8.5% in 2005. The increase in general and administrative expenses in absolute dollars for 2007 as compared to 2006 is primarily due to an increase in facility expenses of $496,000 with the acquisition of MCSI in January 2007, an increase in audit fees and outside consulting fees for Sarbanes-Oxley compliance of $213,000, an increase in compensation expense of $200,000 and an increase in depreciation expense of $120,000. The increase in general and administrative expenses in absolute dollars for 2006 as compared to 2005 is primarily due to an increase of $294,000 in facilities expenses for new regional office lease agreements entered into during the second and third quarters of 2005, an increase of $135,000 for board compensation expense and an increase of $50,000 for sales and use tax expense for several state audits. Our general and administrative expenses were lower as a percentage of net sales for 2007 as compared to 2006, and for 2006 as compared to 2005, primarily due to more controlled spending coupled with an increase in revenues.

        Engineering.    Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $9.2 million, or 5.2% of net sales in 2007 compared to $6.1 million, or 4.2% of net sales in 2006 and $5.1 million, or 4.4% of net sales in 2005. The increase in engineering expenses in absolute dollars for 2007 over 2006 is due primarily to an increase in compensation expense of $3.6 million related to our MCSI acquisition. The MCSI acquisition increased our engineering headcount approximately 26%. The increase in engineering expenses in absolute dollars for 2006 as compared to 2005 is due primarily to a $908,000 increase in compensation expense related to a 30% increase in headcount coupled with higher health insurance expenses. The increase in engineering expenses as a percentage of sales for 2007 as compared to 2006 is primarily the result of investments in regional management. The decrease in engineering expenses as a percentage of sales for 2006 as compared to 2005 is primarily the result of more controlled spending coupled with an increase in revenues.

        Integration Costs.    We had integration expenses of $442,000 in 2007 related to the January 31, 2007 acquisition of MCSI. Integration expenses include salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severance payments.

        Sublease Arrangements.    In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. We also negotiated with our landlord to sell the 2.5 acre lot adjoining our facility for $200,000. In the first quarter of 2005, we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale. We obtained cost savings of approximately $950,000 in 2007, 2006 and 2005 as a result of the sublease agreement and expect to achieve comparable savings in future years during the sublease term.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $727,000, $0 and $224,000 in 2007, 2006 and 2005, respectively. Amortization of intangible assets increased to $727,000 in 2007 from $0 in 2006. The increase in finite-lived intangible assets and subsequent amortization is due to our acquisition of MCSI on January 31, 2007. The finite lived intangibles we acquired, consisting of customer relationships and backlog, have estimated lives of six years and two months, respectively, and we are amortizing them using the straight line method. Amortization of finite-lived intangible assets decreased to $0 in 2006 from $224,000 in 2005. At the end of 2005, we fully amortized all intangible assets primarily related to our acquisition in November 2000 of the data storage and services business of OpenSystems. For 2007, 2006 and 2005, we determined that our goodwill was not impaired.

        Operating Earnings (Loss).    We realized operating earnings of $1.2 million in 2007 and $5.6 million in 2006 and incurred an operating loss of $3.2 million in 2005. The decrease in our operating earnings in 2007 as compared to 2006 is due to our lower gross margin and increased operating expenses in 2007 primarily as a result of our acquisition of MCSI. Our operating earnings in 2006 increased over our operating loss in 2005 primarily as a result of higher revenues and gross margins partially offset by higher operating expenses. Excluding the sublease charge of $3.5 million in the first quarter of 2005, we generated operating earnings of $284,000 in 2005.

        Income Taxes.    We had income tax expense of $864,000 in 2007 as a result of our estimated effective tax rate of 42%. We had an income tax benefit of $2.2 million in 2006. We had no income tax benefit or expense in 2005. Prior to fiscal 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2006, we utilized approximately $4.8 million of our net operating loss carryforwards. Furthermore, we concluded that we had attained a sufficient level of sustained profitability to reverse the remaining $2.8 million valuation allowance. We utilized approximately $1.9 million, $4.8 million and $200,000 of our federal net operating loss carryforwards in 2007, 2006 and 2005, respectively. For 2007 and 2006, respectively, we recorded approximately $104,000 and $392,000 to equity for tax benefits associated with the exercises of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 42%.

Quarterly Results and Seasonality

        The following table sets forth our unaudited quarterly financial data for each quarter of 2007 and 2006. We have prepared this unaudited information on the same basis as the audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2007				2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$40,911	$40,338	$45,848	$50,675	$34,284	$39,833	$33,173	$38,693
Gross profit	9,874	10,147	11,857	13,414	9,141	9,851	8,927	10,178
Operating earnings (loss)	(1,450)	(763)	1,125	2,243	706	1,910	1,067	1,915
Net earnings (loss)	(719)	(346)	844	1,420	833	2,033	1,256	4,375

        We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, delays in storage system installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, trends in the enterprise-class information storage industry in general or the geographic and industry specific markets in which we are currently active, or may be in the future. In addition, economic conditions and competition also affect our customers' decisions to place orders with us. Further, our success in integrating any acquired business or in opening any new field offices could impact our operating results.

Liquidity and Capital Resources

        We have financed our operations and capital requirements through cash flows generated from operations and the proceeds from our offerings of our common stock. Our working capital was $16.0 million at December 31, 2007 as compared to $19.6 million at December 31, 2006. Our current ratio was 1.2:1 at December 31, 2007 as compared to 1.3:1 at December 31, 2006. At December 31, 2007, our cash and cash equivalents balance was $22.7 million.

        Cash provided by operating activities for 2007 was $5.1 million as compared to $7.3 million in 2006 and $1.7 million in 2005. Cash provided by operating activities for 2007 was primarily impacted by:

  •
  Net earnings for the year of $1.2 million.

  •
  A net $4.3 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

  •
  A net decrease in working capital (accounts receivable, inventories and accounts payable) of $3.8 million reflecting increased sales activity during the fourth quarter of 2007.

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

        Cash used in investing activities was $5.5 million in 2007, $562,000 in 2006 and $1.1 million in 2005. In 2007, we used this cash primarily for the acquisition of MCSI, purchase of a short-term investment, and leasehold improvements and upgraded computer equipment. In 2006, we used cash primarily to purchase computer equipment and provide further enhancements to our business reporting tools. In 2005, we used cash primarily to complete the facility build-out related to our Chanhassen sublease, purchase computer equipment and provide further enhancements to our web-enabled reporting tools.

        Cash provided in financing activities in 2007, 2006 and 2005 was $254,000, $2.7 million and $148,000, respectively, all of which we received from the exercise of stock options and warrants and stock sold under our employee stock purchase plan. We discontinued our employee stock purchase plan in December 2005.

        We have an eleven-year non-cancelable operating lease for our corporate headquarters in Chanhassen, Minnesota which expires in 2012. The lease requires annual base rental payments of approximately $1.3 million. In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied. The initial term of the sublease is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublease requires rent payments ranging from $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. For more information, see Note 6 of the Notes to our Financial Statements.

        On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. We paid approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock.

Contractual Obligations and Commitments

        As of December 31, 2007, our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2008	$1,917	$(719)	$1,198
2009	1,814	(719)	1,095
2010	1,674	(719)	955
2011	1,596	(719)	877
2012	592	(238)	354
Thereafter	—	—	—

	$7,593	$(3,114)	$4,479

        From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2007, no such losses existed.

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

        We believe that our current cash balance and funds generated from operations will finance our current operations and planned capital expenditures for at least the next twelve months. We believe if the need should arise to borrow funds, we could obtain a secured facility. We are planning for $500,000 to $1.0 million of capital expenditures during 2008 primarily related to enhancements to our management information systems.

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

        Product Sales.    We sell software and hardware products on both a "free-standing" basis without any services and as data storage solutions bundled with our installation and configuration services ("bundled arrangements").

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

        Pursuant to the provisions of SOP 97-2, we apply contract accounting to our bundled arrangements. In accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts," we apply the completed contract method. Factors we have considered in applying the completed contract method accounting include (i) the relatively short duration of our contracts, (ii) the difficulty of estimating our revenues on a percentage-of-completion method and (iii) our use of acceptance provisions on larger bundled arrangements.

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

        Income Taxes.    We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that we will recover our deferred tax assets from future taxable income We consider projected future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

        Allocation of Purchase Price Paid for the MCSI Acquisition.    As a result of our acquisition of MCSI, as described in Note 8 of the Notes to our Financial Statements, we have allocated the consideration paid between tangible assets, identifiable intangible assets and goodwill. We determined the amount of purchase price allocated to finite lived intangible assets by estimating the future cash flows of each asset and discounting the net cash flows back to their present values. The discount rate we used to calculate the present value of the various intangibles is in accordance with accepted valuation methods.

        Stock-Based Compensation.    We adopted the provisions of FASB No. 123R, Share Based Payment on January 1, 2006. SFAS 123(R) requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards. Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value. We base recognition of compensation expense for our performance-based, non-vested shares on management's estimate of the probable outcome of the performance condition. Management reassesses the probability of meeting these performance conditions on a quarterly basis. Changes in management's estimate of meeting these performance conditions may result in significant fluctuations in compensation expense from period to period.

Recent Accounting Pronouncements

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items are reported in earnings at each subsequent reporting date. The fair value option is applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of 2008. We are currently assessing the impact of SFAS 159 on our financial statements and do not believe it will have a material impact.

        In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, which requires all entities to report non-controlling (minority interests) in subsidiaries with equity in the consolidated financial statements, but separate from the parent stockholders' equity. We intend to adopt the standard beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our financial statements and do not believe it will have a material impact.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We intend to adopt the standard beginning in the first quarter of 2009.

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

        Interest rate risk.    As of December 31, 2007, we had $22.7 million of cash and money market accounts and $2.5 million of short term investments. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

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

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 ("FIN 48") and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

We were not engaged to examine management's assertion about the effectiveness of Datalink Corporation's internal control over financial reporting as of December 31, 2007 included in this annual report on Form 10-K, under the caption "Management's Report on Internal Controls over Financial Reporting" and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 28, 2008

DATALINK CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$22,687	$22,900
Short term investments	2,477	—
Accounts receivable, net	26,156	22,195
Inventories	6,034	1,593
Deferred customer support contract costs	39,707	25,876
Inventories shipped but not installed	9,048	3,502
Current deferred income taxes	1,049	1,442
Other current assets	350	225

Total current assets	107,508	77,733
Property and equipment, net	2,270	1,942
Goodwill	17,748	5,500
Finite-lived intangibles, net	3,611	—
Deferred income taxes	—	1,320
Other assets	332	354

Total assets	$131,469	$86,849

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,391	$19,753
Accrued commissions	2,038	1,734
Accrued income taxes	283	200
Accrued sales and use taxes	1,167	785
Accrued expenses, other	2,288	1,775
Sublease reserve current	335	360
Deferred revenue from customer support contracts	52,014	33,472

Total current liabilities	91,516	58,079
Deferred rent	226	167
Deferred income tax liability	537	—
Sublease reserve non-current	946	1,281

Total liabilities	93,225	59,527

Commitments and contingencies (Notes 5, 6, and 9)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,476,419 and 11,228,890 shares issued and outstanding as of December 31, 2007 and 2006, respectively	12	11
Additional paid-in capital	39,266	29,544
Accumulated deficit	(1,034)	(2,233)

Total stockholders' equity	38,244	27,322

Total liabilities and stockholders' equity	$131,469	$86,849

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales:
Product sales	$111,201	$102,400	$81,582
Service sales	66,571	43,583	35,531

Total net sales	177,772	145,983	117,113
Cost of sales:
Cost of product sales	84,369	77,365	62,147
Cost of services	48,111	30,521	24,321

Total cost of sales	132,480	107,886	86,468

Gross profit	45,292	38,097	30,645
Operating expenses:
Sales and marketing	22,067	15,985	15,062
General and administrative	11,720	10,434	9,953
Engineering	9,181	6,098	5,121
Charge for sublease reserve	—	—	3,502
Integration costs	442	—	—
Amortization of intangibles	727	—	225

Earnings (loss) from operations	1,155	5,580	(3,218)
Interest income	908	714	303

Net earnings (loss) before income taxes	2,063	6,294	(2,915)
Income tax expense (benefit)	864	(2,203)	—

Net earnings (loss)	$1,199	$8,497	$(2,915)

Net earnings (loss) per common share:
Basic	$0.10	$0.77	$(0.28)
Diluted	$0.10	$0.76	$(0.28)
Weighted average common shares outstanding:
Basic	12,156	11,006	10,318
Diluted	12,392	11,127	10,318

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital	Non-vested Stock
	Shares	Amount				Total
Balances, December 31, 2004	10,283	$10	$26,624	$(307)	$(7,815)	$18,512
Net loss	—	—	—	—	(2,915)	(2,915)
Restricted stock grant	63	—	(217)	307		90
Common shares issued under employee stock purchase plan and stock option plans	58	—	148	—	—	148

Balances, December 31, 2005	10,404	10	26,555	—	(10,730)	15,835
Net earnings	—	—	—	—	8,497	8,497
Stock option and restricted stock expense	254		293			293
Common shares issued upon exercise of warrants	200	—	900	—		900
Tax benefit from stock based compensation	—	—	392	—	—	392
Common shares issued under exercise of stock options	371	1	1,404	—	—	1,405

Balances, December 31, 2006	11,229	11	29,544	—	(2,233)	27,322
Net earnings	—	—	—	—	1,199	1,199
Issuance of common stock for MCSI acquisition	1,164	1	8,952	—	—	8,953
Stock option and restricted stock expense	11	—	516	—	—	516
Redemption of restricted shares for tax withholding payments	—	—	(140)	—	—	(140)
Tax benefit from stock based compensation	—	—	104	—	—	104
Common shares issued under exercise of stock options	72	—	290	—	—	290

Balances, December 31, 2007	12,476	$12	$39,266	$—	$(1,034)	$38,244

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$1,199	$8,497	$(2,915)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	36	36	36
Depreciation	1,101	985	1,277
Amortization of intangibles	727	—	225
Amortization of discount on short term investments	(31)	—	—
Deferred income taxes	421	(2,762)	—
Deferred rent	59	(122)	(103)
Charge for sublease reserve	—	—	3,502
Amortization of sublease reserve	(360)	(384)	(1,030)
Stock based compensation expense	516	293	90
Loss on disposal of assets	60	111	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,950)	(3,558)	(7,224)
Inventories	(6,186)	800	(2,925)
Deferred customer support contract costs/revenues, net	4,313	2,729	1,625
Accounts payable	5,334	93	8,629
Accrued expenses	804	527	845
Other	11	86	(343)

Net cash provided by operating activities	5,054	7,331	1,689

Cash flows from investing activities:
Purchases of investments	(2,446)	—	—
Purchases of property and equipment	(1,234)	(562)	(1,266)
Proceeds from sale of property and equipment	—	—	200
Payment for acquisition of MCSI, net of cash acquired	(1,841)	—	—

Net cash used in investing activities	(5,521)	(562)	(1,066)

Cash flows from financing activities:
Tax benefit from stock based compensation	104	392	—
Tax withholding payments reimbursed by restricted stock	(140)	—	—
Proceeds from issuance of common stock	290	2,305	148

Net cash provided by financing activities	254	2,697	148

Increase (decrease) in cash and cash equivalents	(213)	9,466	771
Cash and cash equivalents, beginning of year	22,900	13,434	12,663

Cash and cash equivalents, end of year	$22,687	$22,900	$13,434

Supplementary cash flow information:
Cash paid for income taxes	(58)	(154)	—
Supplementary non-cash investing and financing activities:
Issuance of restricted stock	—	—	217

See Note 8 for non-cash information for the acquisition of MCSI

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Description of Business:

        Datalink Corporation is an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components, and storage management software products. We are frequently engaged to provide assistance in the installation of solutions and to provide support services subsequent to the installation. Occasionally, we are engaged for consulting services.

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

  Short-Term Investments:

        Short-term investments consist of debt securities which the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Premiums and discounts are amortized over the contractual life of the underlying security.

  Accounts Receivable, net:

        We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history and current economic conditions. We write off trade receivables when deemed uncollectible. We record recoveries of trade receivables previously written off when received.

        We recorded accounts receivable net of the reserve for doubtful accounts of $112,000 and $108,000 at December 31, 2007 and 2006, respectively.

  Concentration of Credit Risk:

        During 2006, net sales from our customer AT&T Inc., were approximately 13.9% of total net sales. There was no accounts receivable from AT&T Inc. at December 31, 2006. We had no other customers that comprised more than 10% of our sales in 2007, 2006 or 2005.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves by $185,000 and $51,000 at December 31, 2007 and 2006, respectively.

  Property and Equipment:

        Property and equipment, including purchased software, are stated at cost. Depreciation and amortization are provided by charges to operations using the straight-line method over the estimated useful lives of the assets (ranging from 2 to 10 years). We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. We remove the costs and related accumulated depreciation and amortization on asset disposals from the accounts and include any gain or loss in operating expenses. We capitalize major renewals and betterments, but charge maintenance and repairs to current operations when incurred.

	December 31,
	2007	2006
	(In thousands)
Property and equipment:
Construction in process	$76	$—
Leasehold improvements	1,359	1,038
Furniture and fixtures	1,913	1,742
Equipment	3,433	2,050
Computers and software	2,109	4,837

	8,890	9,667
Less accumulated depreciation and amortization	6,620	7,725

	$2,270	$1,942

  Goodwill:

        In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, we test goodwill for impairment annually, and additionally, if an event occurs or circumstances change that would indicate impairment of the carrying amount. We perform impairment testing for goodwill at a reporting-unit level. We would generally recognize an impairment loss when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. We completed our impairment assessments for all years presented, and determined that no impairment existed.

  Valuation of Long-Lived Assets:

        We periodically (at least annually) analyze our long-lived assets, including identifiable intangible assets with discrete lives, for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles. During 2007, 2006 and 2005 we determined that no impairment had occurred.

  Stock Compensation Plans:

        Effective January 1, 2006, we adopted SFAS 123(R) which requires recognition of share-based payments, including grants of stock options, in the statement of operations as an operating expense based on their fair values over the requisite service period. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, we have not restated our financial statements for prior periods to reflect, and they do not include the impact of SFAS 123(R). Stock-based compensation expense for 2007 and 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). There was no compensation expense for stock-based compensation awards granted prior to January 1, 2006 as all such awards were fully vested at the date of adoption of SFAS 123(R).

        The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS 123(R) for 2005:

2005
(In thousands, except for per share data)
Net loss:
As reported	$(2,915)
Non cash compensation expense, net of tax	$(684)
Stock compensation cost on stock based awards granted below fair market value, net of tax	$—
Pro forma	$(3,599)
Basic and diluted earnings (loss) per share
As reported	$(0.28)
Non cash compensation expense	$(0.07)
Pro forma	$(0.35)

        We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair values per option at the date of grant were $1.34 and $3.42 for 2006 and 2005, respectively. We had no stock option grants in 2007. We estimated the fair value for the stock option grants with the following weighted average assumptions:

	2006	2005
Risk-free interest rates	5.08%	4.32%
Expected dividend yield	0	0
Expected volatility factor	104%	71%
Expected option holding period	5 years	5 years

        The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We base the expected volatility, holding period, and dividend yield on historical experience. We determined the fair value of non-vested stock grants based on the fair value of the stock on the date of grant.

  Income Taxes:

        We calculate income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Under the liability method, we record deferred income taxes to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which we expect these items to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amount we expect more likely than not to realize. Income tax (benefit) expense is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities.

  Uncertain Tax Positions:

        Effective January 1, 2007 we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). In accordance with FIN 48 we recognize the benefits of a tax position if that position is more likely than not of being sustained on audit, based on the technical merit of the position. The adoption of FIN 48 did not impact our financial statements because we believe it is more likely than not that we can sustain our tax positions on audit.

  Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the valuation of deferred tax assets, reserve for doubtful accounts, reserve for obsolete and slow moving (excess) inventory and valuation of long-lived assets. Actual results could differ from those estimates.

  Revenue Recognition:

        Revenue Recognition.    We realize revenue from the design, installation and support of data storage solutions, which may include hardware, software and services. We recognize revenue when we have met our obligations for installation or other services and collectability is reasonably assured.

        Product Sales.    We sell software and hardware products on both a "free-standing" basis without any services and as data storage solutions bundled with its installation and configuration services ("bundled arrangements").

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

        Pursuant to the provisions of SOP 97-2, we apply contract accounting to bundled arrangements. In accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts," we apply the completed contract method. Factors we have considered in applying the completed contract method of accounting include (i) the relatively short duration of our contracts, (ii) the difficulty of estimating our revenues on a percentage-of-completion method and (iii) our use of acceptance provisions on larger bundled arrangements.

        We recognize shipping revenues as a component of product sales and recognize shipping expenses as a component of cost of products sold.

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

  Net Earnings (Loss) Per Share:

        We compute basic net earnings (loss) per share using the weighted average number of shares outstanding. Diluted net earnings per share include the effect of common stock equivalents, if any, for each period. We calculate the number of additional shares by assuming exercise of outstanding stock options and use of the proceeds from such exercise to acquire shares of common stock at the average market price during the reporting period. For the years ending December 31, 2007 and 2006, we excluded common stock equivalent shares of 1,293,880 and 472,324, respectively, from the computation of diluted net income per share as their effect would have been anti-dilutive. See Note 7 for further information on stock based compensation plans. In 2005, the diluted net loss per share equaled basic net loss per share because we excluded common stock equivalents in periods we incurred a loss, as they are anti-dilutive.

  Fair Value of Financial Instruments:

        At December 31, 2007 and 2006, the carrying values of current financial instruments such as cash and cash equivalents, short term investments, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, approximated their market values, based on the short-term maturities of these instruments.

3.     Finite-lived Intangibles, net:

        Amortization expense related to finite-lived intangible assets for 2007, 2006 and 2005 was $727,000, $0 and $225,000, respectively. Amortization expense in 2007 relates primarily to our acquisition of MCSI in January 2007. The finite lived intangibles we acquired consisted of customer relationships and backlog, have estimated lives of six years and two months, respectively, and we are amortizing them using the straight line method. As of December 31, 2005, we fully amortized all intangible assets primarily related to our acquisition of the data storage and services business of OpenSystems.com, Inc. in November 2000. At December 31, 2007 the only remaining unamortized finite-lived intangible consists of customer relationships of $3.6 million, net of accumulated amortization of $651,000, which have an estimated life of six years. Expected amortization in each of the next six years is as follows:

(in thousands)
2008	$710
2009	710
2010	710
2011	710
2012	710
2013	61

$3,611

4.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2007	2006	2005
Tax expense (benefit) at U.S. statutory rates	34.0%	34.0%	(34.0)%
State tax expense (benefit), net of federal tax effect	4.6	4.6	(4.6)
Nondeductible expenses and other	7.8	3.1	2.9
Benefit of net operating loss carryforward	—	(36.2)	(7.1)
Change in valuation allowance	—	(40.5)	42.8
Unrecorded minimum tax credit utilized	(4.5)	—	—

Effective tax rate	41.9%	(35.0)%	0.0%

        Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts	$70	$64
Compensation accrual	206	146
Inventories	89	26
Deferred revenue	684	420
Net operating loss carryovers	—	643
Minimum tax credit carryover	—	125
Other	—	18

Total current deferred tax asset	1,049	1,442
Long-term deferred tax asset (liability):
Net operating loss carryovers	140	266
Intangibles	(1,167)	462
Property and equipment	(5)	(42)
Sublease reserve	495	634

Total long-term deferred tax asset (liability)	(537)	1,320

Total deferred tax asset	512	2,762

Net deferred tax asset	$512	$2,762

        The tax expense (benefit) for the years ended December 31, 2007 and 2006 consists of the following:

	2007	2006
	(in thousands)
Current income tax expense	438	560
Deferred tax expense (benefit)	426	(2,763)

Income tax expense (benefit)	864	(2,203)

        The valuation allowance for deferred tax assets as of December 31, 2005 was $4.8 million. The net change in the total valuation allowance as of December 31, 2006 was a decrease of $4.8 million. We determined that we did not require any valuation allowance at December 31, 2007 and 2006.

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability. In 2006, management concluded that we had attained a sufficient level of sustained profitability to allow the reversal of our remaining $2.8 million valuation allowance. We utilized approximately $1.9 million, $4.8 million and $200,000 of our federal net operating loss carryforwards for 2007, 2006 and 2005, respectively. For 2007 and 2006, respectively, we recorded approximately $104,000 and $392,000 to equity for tax benefits associated with the exercises of stock options.

        At December 31, 2007, we have fully utilized our federal net operating loss carryforwards and have state net operating loss carryforwards of approximately $4.2 million, which are available to offset future state taxable income. If not used, these state net operating loss carryforwards will expire between 2013 and 2024.

5.     Lease Commitments:

        Our corporate headquarters including our principal technical operations and our integration, assembly and support services operations, are located in an office and warehouse facility in Chanhassen, Minnesota. As of December 31, 2007, our remaining 20 locations, including sales and technical staff, are small to medium sized offices. Regional hubs are located within each of our regions in the East, Central and West.

        As of December 31, 2007, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(In thousands)
2008	$1,917	$(719)	$1,198
2009	1,814	(719)	1,095
2010	1,674	(719)	955
2011	1,596	(719)	877
2012	592	(238)	354
Thereafter	—	—	—

	$7,593	$(3,114)	$4,479

        In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with the original lease ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. The rent includes the costs of common area management, common systems repairs, real estate taxes and standard utilities. We also negotiated with our landlord to sell for $200,000 the 2.5 acre lot adjoining our facility that we originally acquired in 2001 for $384,000. In January 2005, we discontinued use of the sublease area and we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale.

        Total rent expense, net of sublease income of $663,000, $663,000 and $649,000 in 2007, 2006 and 2005, respectively, is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Rent expense	$1,802	$1,422	$1,288

6.     Employee Benefit Plan:

        We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. Beginning April 2006, we match 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of our contributions to the 401(k) portion of the plan for 2007, 2006 and 2005, was $554,000, $276,000 and $0, respectively.

7.     Stockholders' Equity:

  Stock Compensation Plans:

        In May, 2001, we reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to our Incentive Compensation Plan (the "Incentive Plan"), 770,456 of which were available for grant as of December 31, 2007. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards, as determined by the Compensation Committee (the "Committee").

        In August 2000, we adopted our 2000 Director Stock Option Plan (the "Director Plan"). The terms of the Director Plan as most recently amended in May 2007, allow for stock option grants to non-employee members of the Board of Directors. We have reserved 550,000 shares of common stock for issuance pursuant to the Director Plan, 230,595 of which were available for grant as of December 31, 2007.

        We have also reserved 250,000 shares of common stock for issuance pursuant to our Employee Stock Purchase Plan. Under terms of the Employee Stock Purchase Plan, eligible employees may designate up to 15% of their compensation to be withheld through payroll deductions and will be granted an option to purchase a designated number of shares of common stock at a purchase price determined by the Committee, but at no less than 85% of the lower of the market price on the first or last day of the purchase period. We terminated the Employee Stock Purchase Plan as of December 31, 2005.

  Non-Vested Stock Plans:

        In February 2007, we awarded 75,000 shares of non-vested stock to an executive. The grant vests over four years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the executive is still employed by us. During the vesting period, the executive has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. We are amortizing the $665,000 value of the restricted shares on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the restricted stock grant was $520,000 at December 31, 2007. For the year ended December 31, 2007, compensation expense related to this non-vested stock grant was $146,000.

        In March and April 2007, respectively, we awarded 120,000 and 86,000 shares of non-vested stock to executive officers and managers and gave our CEO the authority to grant an additional 7,750 restricted shares of our common stock to yet to be named key employees. Partial vesting of these restricted stock awards was based upon the achievement of our predetermined earnings from operations objective for 2007 as approved by our board of directors (the "2007 Objective"). We did not meet the 2007 Objective. Based on the award grant conditions, one-third of the awards expired on February 6, 2008, the date we publicly announced our 2007 financial results. Accordingly, at December 31, 2007, we did not recognize any compensation expense related to these canceled, non-vested stock grants.

        The remaining two-thirds of these awards will vest upon the public announcement of our financial results for 2008 or 2009 when such results (either alone or together) equal or exceed our 2008 and 2009 predetermined financial objectives (either alone or together) by the amount of the shortfall against the 2007 Objective. If these awards do not fully vest by our public announcement of our 2009 results, these awards will automatically expire. Unrecognized compensation expense related to the remaining two-thirds restricted stock grant was $1.2 million at December 31, 2007.

        In December 2007, we awarded 250,000 shares of non-vested stock to certain employees. The non-vested stock vests over three years with one-third vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $902,000 fair value of the non-vested shares on the date of grant ratably over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $893,000 at December 31, 2007. For 2007, compensation expense related to these non-vested stock grants was $10,000.

        In March and April 2006, we awarded 60,000 and 163,000 shares of non-vested stock, respectively, to executive and senior management. The non-vested stock vests over four years with 25 percent vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $926,000 fair value of the non-vested shares on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $786,000 and $509,000 at December 31, 2006 and 2007, respectively. For 2006 and 2007, respectively, compensation expense related to these non-vested stock grants was $185,000 and $233,000.

        In August 2004, we awarded 165,000 shares of non-vested stock to certain executives. Shares vested upon the earlier of our reaching, and publicly announcing certain financial or business milestones or five years, assuming employment through the date of the milestone. All of the 2004 non-vested stock grants vested due to our achievement of the financial and business milestones during 2005 and we have no remaining unamortized deferred compensation expense. We recognized non-cash expense of $257,000 in 2005, based on value of the non-vested shares vested when milestones were reached.

        In 2006, we issued 13,563 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2006, total compensation expense for these awards was approximately $101,000. In 2007, we issued 24,942 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2007, total compensation expense for these awards was approximately $127,000.

        The following table summarizes our non-vested stock activity as of December 31, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2005	165,000	$2.01
Granted	—	$—
Shares vested	(165,000)	$2.01

Non-vested stock at January 1, 2006	—	$—
Granted	223,000	$4.35
Shares vested	—	$—

Non-vested stock at January 1, 2007	223,000	$4.35
Granted	531,000	$5.81
Shares vested	(54,500)	$4.35
Shares cancelled	(9,875)	4.35

Non-vested stock at December 31, 2007	689,625	$5.48

  Stock Options:

        The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2004	1,818,696	$1.44 - $18.13	$5.11
Options granted	26,600	$3.01 - $4.07	$3.42
Options exercised	(6,434)	$3.32 - $3.46	$3.38
Options cancelled	(63,725)	$3.06 - $18.13	$5.93

Balance, December 31, 2005	1,775,137	$1.44 - $18.13	$5.54
Options granted	6,500	$4.11 - 5.21	$4.63
Options exercised	(371,316)	$1.44 - 8.91	$3.69
Options cancelled	(159,893)	$2.01 - 18.13	$7.16

Balance, December 31, 2006	1,250,428	$1.44 - $18.13	$5.83
Options granted	—	—	$—
Options exercised	(74,489)	$1.44 - 7.71	$4.03
Options cancelled	(53,351)	$3.32 - 18.13	$12.01

Balance, December 31, 2007	1,122,588	$1.44 - $18.13	$5.66

        All options outstanding at December 31, 2007, 2006 and 2005 were exercisable.

        The following is a summary of options outstanding and exercisable at December 31, 2007:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
708,758	$ 1.44 - $ 6.00	$3.91	5.3
366,463	$ 6.01 - $ 9.81	$7.91	2.3
36,750	$ 9.82 - $15.25	$13.47	2.6
10,617	$15.26 - $18.13	$17.84	2.2

1,122,588	$ 1.44 - $18.13	$5.66	4.2

        At December 31, 2007 and 2006, respectively, the aggregate intrinsic value of options outstanding and exercisable was $159,250 and $3,600,008. Total intrinsic value of options exercised was $299,841, $1,371,235 and $21,761 for 2007, 2006 and 2005, respectively. The weighted average grant date fair value of options granted during 2006 was $1.33. We did not grant any options in 2007.

        On December 19, 2005, our Board of Directors took action to accelerate vesting of all outstanding employee stock options. As of that date, we had a total of 1,768,037 employee options outstanding, of which 1,442,912 were vested and 325,125 were unvested. The Board accelerated the vesting schedule of the 325,125 unvested employee options, of which 192,125 (the "underwater options") had exercise prices in excess of $3.40 per share (the market price on the accelerated vesting date) and 128,000 (the "in the money options") had exercise prices less than that price. We did not accelerate the vesting of options granted to Board members. The Board took the action to accelerate the vesting of the options in order to eliminate approximately $244,000 in compensation expense that we would otherwise have incurred over two years beginning in 2006, upon the adoption of SFAS 123(R).

        As of December 31, 2007 and 2006, we had no unrecognized compensation costs related to non-vested stock option awards. We recorded $0 and $9,000 of related stock option compensation expense for 2007 and 2006, respectively. On February 8, 2008, we granted an aggregate of 160,000 stock options which will best one-third each on the first, second and third anniversaries of the grant date.

  Employee Stock Purchase Plan:

        During 2005, our employees purchased 49,032 shares under the Employee Stock Purchase Plan (ESPP). Using the Black-Scholes pricing model, the weighted average fair value was $1.08 per share for each election. The Company's Employee Stock Purchase Plan was terminated as of December 31, 2005.

  Stock Warrants

        We had no outstanding stock warrants in 2007. The following table represents stock warrants activity as of December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding warrants as of December 31, 2005	200,000	$4.50
Warrants granted	—	$—
Warrants exercised	(200,000)	$4.50
Warrants cancelled	—	$—

Outstanding warrants as of December 31, 2006	—	$—

8.     Acquisition

        On January 31, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. We believe the acquisition has strengthened our presence in existing regional markets and expanded our reach into a number of key new regional markets. We paid a purchase price of approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock.

        In connection with this acquisition, we allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $12.2 million which is non-deductible for income tax purposes. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)
Assets acquired
Cash	$3,466
Accounts receivable	1,047
Inventory & inventory shipped but not installed	3,800
Property, plant & equipment	255
Finite-lived intangibles	4,338
Goodwill	12,248
Other assets	94

Total assets acquired	25,248
Liabilities assumed
Accounts payable	8,304
Deferred maintenance contracts, net	398
Accrued liabilities	462
Deferred tax liability obligations	1,824

Total liabilities assumed	10,988

Net purchase price	$14,260

        The following table provides a reconciliation of the net purchase price for MCSI as compared to the cash payment for purchase:

(in thousands)
Net purchase price	$14,260
Less value of shares issued	8,953
Less cash acquired in acquisition	3,466

Payment for purchase	$1,841

        The finite lived intangibles which consisted of customer relationships and backlog have estimated lives of six years and two months, respectively and we are amortizing them using the straight line method (see Note 2).

        The pro forma unaudited results of operations as of December 31, 2007 and 2006, assuming consummation of the acquisition of MCSI as of January 1, 2006, are as follows:

	Year Ended December 31,
	2007	2006
	(in thousands, except per share data)
Net sales	$181,927	$201,078
Net income	351	10,001
Per share data:
Basic earnings	$0.03	$0.84
Diluted earnings	$0.03	$0.82

        Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some of whom assisted with the initial integration but were ultimately not retained by us, were $442,000 for 2007.

        The pro forma unaudited results do not purport to be indicative of the results which we would have obtained had we completed the acquisition as of January 1, 2006.

9.     Commitments and Contingencies

        We have change of control severance agreements and employment agreements in place with certain executive employees. Under the agreements, an executive is entitled to a severance payment in the event the executive (a) is terminated without cause by us in anticipation of, in connection with, at the time of or within two years after a change of control, or (b) resigns for good reasons arising in anticipation of, in connection with, at the time of or within two years after a change of control (a "Covered Termination").

10.   Quarterly Financial Information (unaudited)

	March 31	June30	Sept 30	Dec 31
	(In thousands, except per share data,)
2007
Net sales	$40,911	$40,338	$45,848	$50,675
Gross profit	9,874	10,147	11,857	13,414
Operating earnings (loss)	(1,450)	(763)	1,125	2,243
Net earnings (loss)	(719)	(346)	844	1,420
Net earnings (loss) per share—basic	(0.06)	(0.03)	0.07	0.12
Net earnings (loss) per share—diluted	(0.06)	(0.03)	0.07	0.11
2006
Net sales	$34,284	$39,833	$33,173	$38,693
Gross profit	9,141	9,851	8,927	10,178
Operating earnings	706	1,910	1,049	1,915
Net earnings	833	2,033	1,256	4,375
Net earnings per share—basic	0.08	0.19	0.12	0.40
Net earnings per share—diluted	0.08	0.18	0.11	0.38

11.   Recently Issued Accounting Standards

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We intend to adopt the standard beginning in the first quarter of 2008. We are currently assessing the impact of SFAS 159 on our financial statements and do not believe it will have a material impact.

        In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, which requires all entities to report non-controlling (minority interests) in subsidiaries with equity in the consolidated financial statements, but separate from the parent stockholders' equity. We intend to adopt the standard beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our financial statements and do not believe it will have a material impact.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We intend to adopt the standard beginning in the first quarter of 2009.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to accumulate and communicate information to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

  (c)
  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        All internal controls, no matter how well designed, have inherent limitations. Therefore, even those controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        We incorporate the information required by this Item with respect to our directors by reference to the information in the section entitled "Election of Directors" in our Proxy Statement. We incorporate the information required by this Item with respect to our executive officers by reference from our Proxy Statement under the heading "Executive Officers." We incorporate the information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. We incorporate the information regarding our corporate governance by reference to the section entitled "Corporate Governance" in our Proxy Statement.

        Our directors hold office until the next annual meeting of shareholders or until their successors are duly elected or appointed.

        We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2007. We incorporated the remaining information required by Items 401 and 405 of Regulation S-K herein by reference to our Proxy Statement.

        We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics by the filing of Current Reports under the cover of From 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under the caption "Executive Compensation" in our Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under the caption "Outstanding Voting Securities and Voting Rights" in our Proxy Statement herein by reference.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	1,122,588	$5.66	1,001,051
Equity compensation plans not approved by security holders	—	—	—

Totals	1,122,588	$5.66	1,001,051

(1)
These equity compensation plans consist of our Incentive Compensation Plan and our 2000 Director Stock Option Plan, each as amended.

Item 13.    Certain Relationships and Related Transactions.

        We incorporate the information required by this section by reference from the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information in the section entitled "Auditing Matters" in our Proxy Statement.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

1.
Financial Statements

    Reference is made to the Index to Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for the years ended 2007, 2006 and 2005 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Description	Period	Balance at Beginning of Period		Additions		Deductions(1)		Balance at End of Period
Allowance for Doubtful Accounts	2007 2006 2005		$108,254 71,665 70,128		$36,332 57,928 15,000		$32,094 21,339 13,463		$112,492 108,254 71,665
Allowance for Inventory Obsolescence	2007 2006 2005		$50,826 99,840 71,303		$258,074 47,022 69,665		$123,218 96,036 41,128		$185,682 50,826 99,840
Allowance for Valuation of Deferred Tax Asset	2007 2006 2005	$	— 4,827,367 4,678,611	$	— — 148,756	$	— 4,827,367 —	$	— — 4,827,367

(1)
Deductions reflect write-offs of customer accounts receivables, net of recoveries, disposals of inventories and reversal of allowance for valuation of deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Datalink Corporation

        Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements of Datalink Corporation taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 28, 2008

        3.    Exhibits.    The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
2.1	Agreement and Plan of Merger dated January 20, 2007 by and among Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli and Datalink Corporation and Datalink Acquisition LLC	13
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.1	Employee Stock Purchase Plan	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	4
10.3	Credit Agreement with Norwest Bank Minneapolis, N.A.	1
10.4	Form of Indemnification Agreement	1
10.5	Lease Agreement with Washington Avenue L.L.P.	1
10.6	Deferred Compensation Agreement with Stanley I. Clothier	1
10.7	Agreement and Plan of Reorganization with Direct Connect Systems, Inc. (excluding Schedules and Exhibits which the Registrant will provide to the Commission upon request)	1
10.8	Second Lease Agreement with Washington Avenue L.L.P.	1
10.9	Lease Extension Agreement with Washington Avenue L.L.P.	1
10.11	Asset Purchase Agreement dated November 10, 2000 with OpenSystems.com, Inc. (excluding Schedules and Exhibits which the Registrant will provide to The Commission upon request)	2
10.12	Building Lease with Hoyt/DTLK LLC	3
10.13	Building Lease date April 27, 2001 with Hoyt/DTLK LLC	5
10.18	2000 Director Stock Option Plan	4
10.20	2002 Amendments to the 2000 Director Stock Option Plan	6
10.22	Amended and Restated 2000 Director Stock Option Plan	7
10.23	Restricted Stock Award Agreement	8
10.24	Change of Control Severance Agreement	8
10.25	Sublease Agreement dated December 15, 2004 with Checkpoint Security, Inc.	10
10.26	Vacant Land Purchase Agreement	10
10.27	Correction to Restricted Stock Award Agreements dated August 13, 2004	11
10.28	Employment Agreement dated March 14, 2006 with Gregory T. Barnum	12
10.29	Employment Agreement dated February 16, 2007 with Robert R. Beyer	14
14.1	Code of Ethics	9
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Audit Committee Charter (Revised May 4, 2006)	15

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

(15)
Incorporated by reference to the exhibit of the same number in our 2006 Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 28, 2008
	By:	/s/ CHARLES B. WESTLING Charles B. Westling, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES B. WESTLING	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	March 28, 2008
/s/ DENISE M. WESTENFIELD	Corporate Controller (Principal Accounting Officer)	March 28, 2008
/s/ GREG R. MELAND	Chairman of the Board and Director	March 28, 2008
/s/ BRENT G. BLACKEY	Director	March 28, 2008
/s/ PAUL F. LIDSKY	Director	March 28, 2008
/s/ MARGARET A. LOFTUS	Director	March 28, 2008
/s/ J. PATRICK O'HALLORAN	Director	March 28, 2008
/s/ JAMES E. OUSLEY	Director	March 28, 2008
/s/ ROBERT M. PRICE	Director	March 28, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Report of Independent Registered Public Accounting Firm
DATALINK CORPORATION BALANCE SHEETS (In thousands, except share data)
DATALINK CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share data)
DATALINK CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
DATALINK CORPORATION STATEMENTS OF CASH FLOWS (In thousands)
DATALINK CORPORATION NOTES TO FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES