Form 10-Q
period 2008-03-31
DATALINK CORP
filed 2008-05-12
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2008

or

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐   No   ☒

As of May 5, 2008, 12,471,395 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, including our internal projections of anticipated 2008 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the effects of economic conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,436	$22,687
Short term investments	—	2,477
Accounts receivable, net	14,310	26,156
Inventories	2,726	6,034
Deferred customer support contract costs	41,053	39,707
Inventories shipped but not installed	10,271	9,048
Current deferred income taxes	1,049	1,049
Other current assets	364	350
Total current assets	96,209	107,508
Property and equipment, net	2,155	2,270
Goodwill	17,748	17,748
Finite-lived intangibles, net	3,433	3,611
Other assets	306	332
Total assets	$119,851	$131,469

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,919	$33,391
Accrued commissions	1,165	2,038
Accrued income tax	135	283
Accrued sales and use tax	757	1,167
Accrued expenses, other	2,019	2,288
Sublease reserve current	329	335
Deferred revenue from customer support contracts	53,982	52,014
Total current liabilities	79,306	91,516
Deferred rent	194	226
Deferred income tax liability	537	537
Sublease reserve non-current	866	946
Total liabilities	80,903	93,225

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,477,545 and 12,476,419 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	12	12
Additional paid in capital	39,465	39,266
Accumulated deficit	(529)	(1,034)
Total stockholders’ equity	38,948	38,244
Total liabilities and stockholders’ equity	$119,851	$131,469

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales:
Products	$28,526	$27,566
Services	19,199	13,345
	47,725	40,911
Cost of sales:
Cost of products	21,067	21,293
Cost of services	13,652	9,744
Total cost of sales	34,719	31,037
Gross profit	13,006	9,874
Operating expenses:
Sales and marketing	5,837	5,280
General and administrative	3,173	3,136
Engineering	3,158	2,272
Integration costs	—	442
Amortization of intangibles	178	194
	12,346	11,324
Earnings (loss) from operations	660	(1,450)
Interest income, net	198	254
Earnings (loss) before income taxes	858	(1,196)
Income tax expense (benefit)	353	(477)
Net earnings (loss)	$505	$(719)

Net earnings (loss) per common share:
Basic	$0.04	$(0.06)
Diluted	0.04	(0.06)
Weighted average common shares outstanding:
Basic	12,308	11,779
Diluted	12,423	11,779

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$505	$(719)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	9	36
Depreciation	241	251
Amortization of intangibles	178	194
Deferred income taxes	—	(477)
Deferred rent	(32)	23
Amortization of sublease reserve	(86)	(92)
Stock based compensation expense	220	128
Changes in operating assets and liabilities, net of effects from purchase of MCSI in 2007:
Accounts receivable	11,837	6,088
Inventories	2,085	1,393
Deferred customer support contract costs/revenues, net	622	1,457
Accounts payable	(12,472)	(6,730)
Accrued expenses	(1,700)	1,411
Other	12	(139)
Net cash provided by operating activities	1,419	2,824

Cash flows from investing activities:
Proceeds from sale of investments	2,477	—
Purchase of property and equipment	(126)	(366)
Payment for purchase of MCSI, net of cash acquired	—	(1,788)
Net cash provided by (used in) investing activities	2,351	(2,154)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	46
Tax withholding payments reimbursed by restricted stock	(21)	(39)
Net cash provided by (used in) financing activities	(21)	7

Increase in cash and cash equivalents	3,749	677
Cash and cash equivalents, beginning of period	22,687	22,900
Cash and cash equivalents, end of period	$26,436	$23,577

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 1,163,384 shares of common stock in connection with acquisition of MCSI	$—	$8,953

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1.                                       Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes thereto included in our 2007 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2008, and for the three ended March 31, 2008 and 2007, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in our 2007 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

2.                                       Net Earnings (Loss) per Share

We compute basic net earnings (loss) per share using the weighted average number of shares outstanding.  Diluted net earnings (loss) per share includes the effect of common stock equivalents, if any, for each period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted net earnings (loss) per share:

	Three Months Ended March 31,
	2008	2007
Net earnings (loss)	$505	$(719)

Basic:
Weighted average common shares outstanding	12,477	11,999
Weighted average common shares of non-vested stock	(169)	(220)
Shares used in the computation of basic net earnings (loss) per share	12,308	11,779
Net earnings (loss) per share – basic	$0.04	$(0.06)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,308	11,779
Employee and non-employee director stock options	65	—
Non-vested stock	50	—
Shares used in the computation of diluted net earnings (loss) per share	12,423	11,779
Net earnings (loss) per share - diluted	$0.04	$(0.06)

For the three months ended March 31, 2008 and 2007 242,333 and 375,000 shares of non-vested common stock and options to purchase 724,080 and 1,241,658 shares of common stock were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

3.                                       Stock Based Compensation

Stock Compensation Plans:

We account for stock based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

Non-vested Stock:

In March and April 2007, respectively, we awarded 120,000 and 86,000 shares of non-vested stock to executive officers and managers.  Partial vesting of these restricted stock awards was based upon the achievement of our predetermined earnings from operations objective for 2007 as approved by our board of directors (the “2007 Objective”).  We did not meet the 2007 Objective.  Based on the award grant conditions, one-third of the awards expired on February 6, 2008, the date we publicly announced our 2007 financial results.

Total stock-based compensation expense related to non-vested stock was $153,000 and $128,000 for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes our non-vested stock activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2008	689,625	$5.48
Granted	—	$—
Cancelled	(68,666)	7.37
Shares vested	(15,000)	$4.11
Non-vested stock at March 31, 2008	605,959	$5.29

Stock Options:

The following table represents stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2008	1,122,588	$5.66
Options granted	315,000	$3.91
Options exercised	—	$—
Options cancelled	(4,850)	$3.84
Outstanding options as of March 31, 2008	1,432,738	$5.28	5.27
Exercisable options as of March 31, 2008	1,117,738	$5.66	3.97

We use the Black-Scholes option pricing model to estimate the fair value of stock options.  The weighted-average fair value per option at the date of grant was $2.52 for 2008.  We estimated the fair value for the stock option grant using the following weighted average assumptions:

Risk-free interest rates	2.9%
Expected dividend yield	0
Expected volatility factor	70.6%
Expected option holding period	6 years

The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  Expected volatility is based on the historical volatility of our share price for the period prior to the option grant equivalent to the expected holding period of the options.  The expected holding period and dividend yield are based on historical experience.  Total stock-based compensation expense related to stock options was $44,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.  Unrecognized stock-based compensation expense related to stock options was $750,000 at March 31, 2008 and will be amortized ratably over the period ending January 2011.

Other:

During the three months ended March 31, 2008 and 2007 we recognized expense of $23,000 and $48,000 related to the issuance of 5,883 and 9,813 shares of fully vested common stock to members of our Board of Directors.

4.                                       Income Taxes

As part of the process of preparing financial statements, we are required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within the balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  For the three months ended March 31, 2008, we recorded income tax expense of $353,000, with an effective tax rate of 41%.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 41%.

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

At the adoption date of January 1, 2007 and at March 31, 2008 and 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2008 and 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

The pro forma unaudited results of operation for the three months ended March 31, 2007, assuming consummation of the purchase of the assets from MCSI as of January 1, 2007, are as follows:

	Three Months Ended March 31,
	2008	2007
Net sales	$47,725	$45,066
Net income (loss)	505	(1,568)

Per share data:
Basic earnings (loss)	$0.04	(0.13)
Diluted earnings (loss)	$0.04	(0.13)

Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some of whom assisted with the initial integration but were ultimately not retained by us, were $442,000 for 2007.

6.                                      Recently Issued Accounting Standards

Effective January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances.  We also adopted FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows us to partially defer the adoption of SFAS 157   This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The adoption of SFAS No. 157 and FSP No. 157-2 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, until January 1, 2009, we will record and disclose any business combinations we engage in by following existing GAAP.  We are evaluating the impact of SFAS No. 141R, but do not currently expect it to have a significant impact on our financial statements when effective.  However, the nature and magnitude of the specific future effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We are evaluating the impact of this standard and currently do not expect it to have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires an entity to provide enhanced disclosures about (a) how and why the entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of this standard and currently do not expect it to have a significant impact on our financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read the following information in conjunction with the unaudited financial statements and the notes thereto included in Item 1 of this Quarterly Report and with the “Forward-Looking Statements” section in this filing and in our other filings with the U.S. Securities and Exchange Commission.

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  The market for data storage products and services is large.  IDC estimates that digital information will occupy 988 billion gigabytes, by 2010.  As of March 31, 2008, we have 21 locations throughout the United States with the highest concentration of revenues in the central states.

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

We view the current data storage market as providing significant opportunity for growth.  Currently, Datalink’s market share is a small part of the overall market.  However, the providers of the data storage industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products.  While these trends provide opportunity for Datalink, we must continue to improve our business model to generate sustainable, profitable growth.  Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us.  We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure.  Our current strategies are focused on:

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

RESULTS OF OPERATIONS

On January 30, 2007 we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting solutions and services provider.  Our results of operations for the three months ended March 31, 2007 reflect the addition of MCSI for two months.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	72.7	75.9
Gross profit	27.3	24.1
Operating expenses:
Sales and marketing	12.2	12.9
General and administrative	6.6	7.6
Engineering	6.6	5.5
Integration costs	—	1.1
Amortization of intangibles	0.4	0.5
Total operating expenses	25.8	27.6
Operating earnings (loss)	1.5%	(3.5)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2008	2007
Product sales	$28,526	$27,566
Service sales	19,199	13,345

Product gross profit	$7,459	$6,273
Service gross profit	5,547	3,601

Product gross profit as a percentage of product sales	26.1%	22.8%
Service gross profit as a percentage of service sales	28.9%	27.0%

Net Sales.  Our total net sales increased by $6.8 million, or 16.7%, to $47.7 million for the three months ended March 31, 2008, from $40.9 million for the comparable quarter in 2007.  Our product sales increased $960,000, or 3.5%, to $28.5 million for the three months ended March 31, 2008 from $27.6 million for the comparable quarter in 2007.  Our service sales increased $5.9 million, or 43.9%, to $19.2 million for the three months ended March 31, 2008 from $13.3 million for the comparable quarter in 2007.

We had a modest increase in our product sales for the three month period ended March 31, 2008, as compared to the same period in 2007.  Our product revenues continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the impact or potential impact that macro economic conditions will have on the growth and profitability of their business.  This resulted in a lull in bookings activity during the first half of the quarter.  We saw a pick up in orders beginning in late February that continued throughout March, and we ended the quarter with a backlog of over $30 million.

Our service sales increase for the three month period ended March 31, 2008 as compared to the same periods in 2007 was due to an increase in customer support contracts of $5.2 million.  With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts.

We had no single customer account for greater than 10% of our revenues for the three months ended March 31, 2008.  We derived 12% of our revenues for the three months ended March 31, 2007, from AT&T Inc.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 27.3% for the quarter ended March 31, 2008, as compared to 24.1% for the comparable quarter in 2007.  Product gross profit as a percentage of product sales increased to 26.1% in the first quarter of 2008 from 22.8% for the comparable quarter in 2007.  Service gross profit as a percentage of service sales increased to 28.9% for the first quarter of 2008 from 27.0% for the comparable quarter in 2007.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three months ended March 31, 2008 as compared to the same period in 2007, our product gross profit as a percentage of product sales increased as we have successfully integrated the MCSI sales force, leveraging product and service offerings across our vendors, and we continue to sell higher margin products and services.  Our product gross profits are also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Achieving these targets contributed favorably to our product gross profit by $837,000 and $211,000, respectively, for the three month periods ended March 31, 2008 and 2007.

Our service gross profit as a percentage of service sales for the three month period ended March 31, 2008 as compared to the same periods in 2007 increased 1.9%.  The percentage increase in 2008 over 2007 was impacted by an $180,000 reduction in revenues and corresponding margins, for the three months ended March 31, 2007.  This is compared to a $50,000 reduction in revenues and corresponding margins for the three months ended March 31, 2008 for the MCSI acquisition to reflect the fair value of maintenance contracts we acquired.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.8 million, or 12.2% of net sales for the quarter ended March 31, 2008, compared to $5.3 million, or 12.9% of net sales for the first quarter in 2007.

Sales and marketing expenses increased $557,000 for the three month period ended March 31, 2008, as compared to the same period in 2007.  The increase in expenses is primarily due to an increase in variable compensation for commissions and bonuses related to our first quarter 2008 performance.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.2 million, or 6.6% of net sales for the quarter ended March 31, 2008, compared to $3.1 million, or 7.7% of net sales for the first quarter in 2007.

General and administrative expenses increased $37,000 for the three months ended March 31, 2008, as compared to the same period in 2007.  We attribute the flat level of spending to our continued focus on leveraging our corporate resources.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $3.2 million or 6.6% of net sales for the quarter ended March 31, 2008, compared to $2.3 million, or 5.6% of net sales for the first quarter in 2007.

Engineering expenses increased $886,000 for the three month period ended March 31, 2008 as compared to the same period in 2007.  The increase in expenses is primarily due to an increase in salaries, benefits and bonuses of $659,000 and an increase in outside consulting fees of $298,000 to support some of our staff augmentation professional services projects.

Integration Costs.  Integration expenses include salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severances.  We had no integration expenses for the three months ended March 31, 2008.  Integration expenses for the three months ended March 31, 2007, were $442,000 related to the January 31, 2007 acquisition of MCSI.

Amortization of Intangibles.  We had intangible asset amortization expense for the three month period ended March 31, 2008 and 2007 of $178,000 and $194,000, respectively.  The identifiable intangible asset and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.

Operating Earnings (Loss).  We had operating earnings of $660,000 for the three months ended March 31, 2008 and a loss from operations of $1.4 million for the three months ended March 31, 2007.  The increase in operating earnings for the three month period ended March 31, 2008 as compared to the same period in 2007 is a result of higher revenues and margins with a limited increase in operating expenses.

Income Taxes.  We had income tax expense of $353,000 for the three month period ended March 31, 2008, as a result of our estimated effective tax rate of 41%.  We had an income tax benefit of $477,000 for the three month period ended March 31, 2007, as a result of our estimated tax rate of 40%.  In future periods of taxable earnings, we expect to continue reporting an income tax provision using an effective tax rate of approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2008 as compared to net cash provided by operating activities of $2.8 million for the three months ended March 31, 2007.  Significant items which impacted our operating cash flows as of March 31, 2008 were:

•                  Net earnings of $505,000.

•                  A $622,000 net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net increase in cash of approximately $1.4 million for accounts receivable, inventory and accounts payable.  This was primarily due to a decrease in inventories related to a higher balance of inventories in transit at December 31, 2007.

•                  A decrease in cash of $1.7 million related to a decrease in variable compensation and sales and use tax accruals since December 31, 2007.

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2008.  This cash was primarily provided by the sale of a short-term investment.  We are planning for $500,000 of capital expenditures for the remainder of 2008 related primarily to computer and communication system upgrades or other management information system enhancements.

Net cash used in financing activities was $21,000 for the three months ended March 31, 2008, from tax withholding payments reimbursed by restricted stock. Net cash provided by financing activities was $7,000 for the three months ended March 31, 2007, from the exercise of stock options offset by tax withholding payments reimbursed by restricted stock.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of March 31, 2008, for the remainder of 2008 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2008	$1,573	$(539)	$1,034
2009	1,814	(719)	1,095
2010	1,674	(719)	955
2011	1,596	(718)	878
2012	591	(239)	352
Thereafter	—	—	—
	$7,248	$(2,934)	$4,314

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2008.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Stock-Based Compensation.  We adopted the provisions of FASB No. 123R, Share Based Payment on January 1, 2006. SFAS 123(R) requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123(R) requires the use of an option pricing model to determine the fair value of share-based payment awards.  Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value.  We base recognition of compensation expense for our performance-based, non-vested shares on management’s estimate of the probable outcome of the performance condition.  Management reassesses the probability of meeting these performance conditions on a quarterly basis.  Changes in management’s estimate of meeting these performance conditions may result in significant fluctuations in compensation expense from period to period.

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

Interest rate risk.  As of March 31, 2008 we had $26.4 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2008.

Item 1A.  Risk Factors.

Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Dependence on Significant Customers.  We had no single customer account for greater than 10% of our revenues for the three months ended March 31, 2008.  We derived 12% of our revenues for the three months ended March 31, 2007 from AT&T Inc.  We cannot provide assurance that this customer will account for a substantial portion of our future sales.

Our profitability depends in part on vendor incentive programs.  Several of our key vendors regularly provide us with economic incentives for achieving various sales performance targets on their products.  The vendors may terminate or change these programs at any time.  We cannot assure that these vendor incentive programs will continue to provide us with rebates at current levels, or at all.  To the extent that we do not qualify for vendor incentives, or they are cut back, our profitability may suffer.

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

Dated: May 12, 2008	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer