Form 10-Q
period 2008-06-30
DATALINK CORP
filed 2008-08-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2008

or

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐   No   ☒

As of August 8, 2008, 12,935,059 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,008	$22,687
Short term investments	—	2,477
Accounts receivable, net	17,578	26,156
Inventories	4,416	6,034
Deferred customer support contract costs	42,275	39,707
Inventories shipped but not installed	9,952	9,048
Current deferred income taxes	1,049	1,049
Other current assets	369	350
Total current assets	103,647	107,508
Property and equipment, net	2,147	2,270
Goodwill	17,748	17,748
Finite life intangibles, net	3,256	3,611
Other assets	286	332
Total assets	$127,084	$131,469

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,157	$33,391
Accrued commissions	1,211	2,038
Accrued income tax	264	283
Accrued sales and use tax	564	1,167
Accrued expenses, other	2,526	2,288
Sublease reserve current	323	335
Deferred revenue from customer support contracts	55,383	52,014
Total current liabilities	85,428	91,516
Deferred rent	186	226
Deferred income tax liability	537	537
Sublease reserve non-current	789	946
Total liabilities	86,940	93,225

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,478,508 and 12,476,419 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	12	12
Additional paid in capital	39,682	39,266
Retained earnings (accumulated deficit)	450	(1,034)
Total stockholders’ equity	40,144	38,244
Total liabilities and stockholders’ equity	$127,084	$131,469

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Products	$29,052	$24,346	$57,578	$51,912
Services	20,655	15,992	39,854	29,337
	49,707	40,338	97,432	81,249
Cost of sales:
Cost of products	21,759	18,478	42,826	39,771
Cost of services	14,616	11,713	28,268	21,457
Total cost of sales	36,375	30,191	71,094	61,228
Gross profit	13,332	10,147	26,338	20,021
Operating expenses:
Sales and marketing	5,923	5,311	11,760	10,591
General and administrative	2,901	3,041	6,074	6,177
Engineering	2,807	2,380	5,965	4,652
Integration costs	—	—	—	442
Amortization of intangibles	177	178	355	372
	11,808	10,910	24,154	22,234
Earnings (loss) from operations	1,524	(763)	2,184	(2,213)
Interest income, net	135	194	333	448
Earnings (loss) before income taxes	1,659	(569)	2,517	(1,765)
Income tax (expense) benefit	(680)	223	(1,032)	700
Net earnings (loss)	$979	$(346)	$1,485	$(1,065)

Net earnings (loss) per common share:
Basic	$0.08	$(0.03)	$0.12	$(0.09)
Diluted	0.08	(0.03)	0.12	(0.09)
Weighted average common shares outstanding:
Basic	12,357	12,247	12,361	12,010
Diluted	12,519	12,247	12,482	12,010

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$1,485	$(1,065)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	82	22
Depreciation	488	522
Amortization of intangibles	355	372
Deferred income taxes	—	(763)
Deferred rent	(40)	14
Amortization of sublease reserve	(169)	(126)
Stock based compensation expense	466	257
Loss on disposal of assets	—	38
Changes in operating assets and liabilities, net of effects from purchase of MCSI in 2007
Accounts receivable	8,496	9,170
Inventories	714	(563)
Deferred customer support contract costs/revenues, net	800	2,122
Accounts payable	(8,234)	(5,779)
Accrued expenses	(1,211)	(1,155)
Other	27	1
Net cash provided by operating activities	3,259	3,067

Cash flows from investing activities:
Proceeds from sale of investments	2,477	—
Purchase of property and equipment	(365)	(712)
Payment for purchase of MCSI, net of cash acquired	—	(1,837)
Net cash provided by (used in) investing activities	2,112	(2,549)

Cash flows from financing activities:
Proceeds from issuance of common stock	18	203
Tax withholding payments reimbursed by restricted stock	(68)	(140)
Net cash provided by (used in) financing activities	(50)	63

Increase in cash and cash equivalents	5,321	581
Cash and cash equivalents, beginning of period	22,687	22,900
Cash and cash equivalents, end of period	$28,008	$23,481

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 1,163,384 shares of common stock in connection with acquisition of MCSI	$—	$8,953

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

The financial statements presented herein as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net earnings (loss)	$979	$(346)	$1,485	$(1,065)

Basic:
Weighted average common shares outstanding	12,479	12,441	12,479	12,441
Weighted average common shares of non-vested stock	(122)	(194)	(118)	(431)
Shares used in the computation of basic net earnings (loss) per share	12,357	12,247	12,361	12,010
Net earnings (loss) per share – basic	$0.08	$(0.03)	$0.12	$(0.09)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,357	12,247	12,361	12,010
Employee and non-employee director stock options	109	—	85	—
Non-vested stock	53	—	36	—
Shares used in the computation of diluted net earnings (loss) per share	12,519	12,247	12,482	12,010
Net earnings (loss) per share - diluted	$0.08	$(0.03)	$0.12	$(0.09)

The following non-vested common stock and options to purchase shares of common stock were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Non-vested common stock	135,334	422,000	281,084	422,000

Options to purchase shares of common stock	527,205	897,990	554,155	645,083

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

Total stock-based compensation expense related to non-vested stock was $153,000 and $130,000 for the three months ended June 30, 2008 and 2007, respectively. Total stock-based compensation expense related to non-vested stock was $306,000 and $257,000 for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes our non-vested stock activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2008	689,625	$5.48
Granted	—	$—
Cancelled	(76,916)	7.11
Shares vested	(51,625)	$4.34
Non-vested stock at June 30, 2008	561,084	$5.35

Stock Options:

The following table represents stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2008	1,122,588	$5.66
Options granted	315,000	$3.91
Options exercised	(7,113)	$2.49
Options cancelled	(21,272)	$5.30
Outstanding options as of June 30, 2008	1,409,203	$5.29	5.03
Exercisable options as of June 30, 2008	1,094,203	5.68	3.71

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

The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. Expected volatility is based on the historical volatility of our share price for the period prior to the option grant equivalent to the expected holding period of the options. The expected holding period and dividend yield are based on historical experience. Total stock-based compensation expense related to stock options was $66,000 and $0 for the three months ended June 30, 2008 and 2007, respectively. Total stock-based compensation expense related to stock options was $110,000 and $0 for the six months ended June 30, 2008 and 2007, respectively. Unrecognized stock-based compensation expense related to stock options was $684,000 at June 30, 2008 which we will amortize ratably through January 2011.

Other:

During the three months ended June 30, 2008 and 2007, we recognized expense of $27,000 and $40,000 related to the issuance of 5,791 and 5,972 shares of fully vested common stock to members of our Board of Directors. During the six months ended June 30, 2008 and 2007, we recognized expense of $50,000 and $77,000 related to the issuance of 11,674 and 12,672 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible. For the three and six months ended June 30, 2008, we recorded income tax expense of $680,000 and $1.0 million, respectively, with an effective tax rate of 41%. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 41%.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires us to determine whether it is more likely than not that we will sustain a tax position upon examination based upon the technical merits of the position. If we cannot meet the more-likely-than-not threshold, we must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007 and at June 30, 2008 and 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2008 and 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

The pro forma unaudited results of operation for the six months ended June 30, 2007, assuming consummation of the purchase of the assets from MCSI as of January 1, 2007, are as follows:

Six Months Ended June 30, 2007
(in thousands, except per share data)
Net sales	$85,404
Net income (loss)	(1,913)

Per share data:
Basic earnings (loss)	$(0.16)
Diluted earnings (loss)	$(0.16)

Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some of whom assisted with the initial integration but were ultimately not retained by us, were $442,000 for six months ended June 30, 2007.

6.                                      Recently Issued Accounting Standards

Effective January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. We also adopted FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows us to partially defer the adoption of SFAS 157. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS No. 157 and FSP No. 157-2 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us as to business combinations we make beginning in 2009. Accordingly, until January 1, 2009, we will record and disclose any business combinations we engage in by following existing GAAP. We are evaluating the impact of SFAS No. 141R, but do not currently expect it to have a significant impact on our financial statements when effective. However, the nature and magnitude of the specific future effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We expect the adoption of this standard will have no impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires an entity to provide enhanced disclosures about (a) how and why the entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. We expect the adoption of this standard will not have an impact on our financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP’s intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date. Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We expect the adoption of this standard will not have a significant impact on our financial statements.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion must separately account for the liability and equity components to reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years and interim periods beginning after December 15, 2008. Early adoption is not permitted. Companies must apply the FSP retrospectively. We expect the adoption of APB 14-1 will not have an impact on our financial statements.

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

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. The market for data storage products and services is large. IDC estimates that digital information will occupy 988 billion gigabytes, by 2010. As of June 30, 2008, we have 18 locations throughout the United States with the highest concentration of revenues in the central states.

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

In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future.  These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers’ network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues.  Economic conditions, such as we are currently experiencing, and competition also affect our customers’ decisions to place orders with us.  As a result, our net sales may fluctuate from quarter to quarter.

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

•                  Increasing our professional services revenues.  We believe there is an opportunity to sell more of our data storage services such as implementation services, storage environment assessments and on-site data storage management and architecture services and monitoring services.

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

RESULTS OF OPERATIONS

On January 30, 2007 we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting solutions and services provider.  Our results of operations for the three and six months ended June 30, 2007 reflect the addition of MCSI for three and five months, respectively.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2	74.8	73.0	75.4
Gross profit	26.8	25.2	27.0	24.6
Operating expenses:
Sales and marketing	11.9	13.2	12.1	13.0
General and administrative	5.8	7.5	6.2	7.6
Engineering	5.6	5.9	6.1	5.7
Integration costs	—	—	—	0.5
Amortization of intangibles	0.4	0.4	0.4	0.5
Total operating expenses	23.7	27.0	24.8	27.3
Earnings (loss) from operations	3.1%	(1.8)%	2.2%	(2.7)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Product sales	$29,052	$24,346	$57,578	$51,912
Service sales	20,655	15,992	39,854	29,337

Product gross profit	$7,293	$5,868	$14,752	$12,141
Service gross profit	6,039	4,279	11,586	7,880

Product gross profit as a percentage of product sales	25.1%	24.1%	25.6%	23.4%
Service gross profit as a percentage of service sales	29.2%	26.8%	29.1%	26.9%

Net Sales.  Our total net sales increased by $9.4 million for the three months ended June 30, 2008, or 23.2%, from $40.3 million for the comparable quarter in 2007.  Our total net sales increased $16.2 million for the six months ended June 30, 2008, or 19.9% from $81.2 million for the comparable period in 2007.  Our product sales increased $4.7 million, or 19.3%, to $29.1 million for the three months ended June 30, 2008, from $24.3 million for the comparable quarter in 2007.  Our product sales increased $5.7 million, or 10.9%, to $57.6 million for the six months ended June 30, 2008, from $51.9 million for the six months ended June 30, 2007. Our service sales increased $4.7 million, or 29.2%, to $20.7 million for the three months ended June 30, 2008 from $16.0 million for the comparable quarter in 2007.  Our service sales increased $10.5 million, or 35.8%, to $39.9 million for the six months ended June 30, 2008, from $29.3 million for the six months ended June 30, 2007.

We experienced a modest increase in our product sales for the three and six month periods ended June 30, 2008, as compared to the same periods in 2007.  We continue to see a growing percentage of disk business in our overall product mix as customers are using disk-based solutions more frequently in their traditional back up environments.  In addition, our product revenues continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their business.  Our bookings activity for the first six months of this year remained steady, and we ended the second quarter with backlog of over $32 million.

Our service sales increase for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 was due to primarily to an increase in customer support contracts of $3.6 million and $8.8 million, respectively.  In addition, our installation and configuration service sales increased $865,000 and $1.1 million, respectively, for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007.  With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts.

We had no single customer account for greater than 10% of our revenues for the three and six months ended June 30, 2008 and the three months ended June 30, 2007.  We derived 10% of our revenue for the six months ended June 30, 2007 from AT&T Inc.  We cannot assure that this customer will account for a substantial portion of our future sales.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 26.8% for the quarter ended June 30, 2008, as compared to 25.2% for the comparable quarter in 2007.  Our total gross profit as a percentage of net sales increased to 27.0% for the six months ended June 30, 2008, as compared to 24.6% for the six months ended June 30, 2007.  Product gross profit as a percentage of product sales increased to 25.1% in the second quarter of 2008 from 24.1% for the comparable quarter in 2007.  Product gross profit as a percentage of product sales increased to 25.6% for the six months ended June 30, 2008 from 23.4% for the comparable period in 2007.  Service gross profit as a percentage of service sales increased to 29.2% for the second quarter of 2008 from 26.8% for the comparable quarter in 2007.  Service gross profit as a percentage of service sales increased to 29.1% for the six months ended June 30, 2008 from 26.9% for the six months ended June 30, 2007.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three and six months ended June 30, 2008 as compared to the same period in 2007, our product gross profit as a percentage of product sales increased due to the continuing efforts by our sales force to sell higher margin storage solutions.  This included the increased percentage of our product sales coming from disk sales which has historically experienced higher margins.  Our product gross profits are also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Achieving these targets contributed favorably to our product gross profit by $237,000 and $474,000, respectively, for the three month periods ended June 30, 2008 and 2007.  In addition, these vendor incentives contributed favorably to our product gross profit by $1.1 million and $684,000, respectively, for the six month periods ended June 30, 2008 and 2007.  Our vendors may change or terminate these programs at any time, and, accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.

Our service gross profit as a percentage of service sales for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 increased 2.4% and 2.2%, respectively.  The percentage increase in 2008 over 2007 was impacted by reductions in revenues and corresponding margins for the MCSI acquisition to reflect the fair value of maintenance contracts we acquired.  For the three months ended June 30, 2008 and 2007 the impact was $231,000 and $44,000, respectively.  For the six months ended June 30, 2008 and 2007 the impact was $411,000 and $94,000, respectively.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.9 million, or 11.9% of net sales for the quarter ended June 30, 2008, compared to $5.3 million, or 13.2% of net sales for the second quarter in 2007.  Sales and marketing expenses totaled $11.8 million, or 12.1% of net sales for the six months ended June 30, 2008, compared to $10.6 million, or 13.0% of net sales for the six months ended June 30, 2007.

Sales and marketing expenses increased $612,000 and $1.2 million for the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007.  The increase in expenses relates primarily to variable compensation for commissions and bonuses for our performance during the first six months of 2008.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.9 million, or 5.8% of net sales for the quarter ended June 30, 2008, compared to $3.0 million, or 7.5% of net sales for the second quarter in 2007.  General and administrative expenses were $6.1 million, or 6.2% of net sales for the six months ended June 30, 2008, compared to $6.2 million, or 7.6% of net sales for the same period in 2007.

General and administrative expenses decreased $140,000 and $103,000 for the three and six months ended June 30, 2008, as compared to the same periods in 2007.  We attribute this to a decrease in training expenses of $70,000 and in state registration and licensing fees of $50,000.  The MCSI acquisition required us to incur additional 2007 expenses for training and state registration and licensing fees.

Engineering.  Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $2.8 million, or 5.6% of net sales for the quarter ended June 30, 2008, compared to $2.4 million, or 5.9% of net sales for the second quarter in 2007.  Engineering expenses were $6.0 million, or 6.1% of net sales for the six months ended June 30, 2008, compared to $4.7 million, or 5.7% of net sales for the same period in 2007.

Engineering expenses increased $427,000 and $1.3 million, respectively, for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007.  This is primarily due to an increase in salaries, benefits and bonuses as we continue to focus on investing in our customer support capabilities and services offerings to deliver more value to our customers.

Integration Costs.  Integration costs include salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severances.  Integration costs for the six months ended June 30, 2007 were $442,000 related to the January 31, 2007 acquisition of MCSI.  We had no integration costs in 2008 or during the three months ended June 30, 2007.

Amortization of Intangibles.  We had intangible asset amortization expense for the three month periods ended June 30, 2008 and 2007 of $177,000 and $178,000, respectively.  We had intangible asset amortization expense for the six month periods ended June 30, 2008 and 2007 of $355,000 and $372,000, respectively.  The identifiable intangible asset and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.

Earnings (Loss) from Operations.  We had earnings from operations of $1.5 million for the three months ended June 30, 2008 and a loss from operations of $763,000 for the three months ended June 30, 2007.  We had earnings from operations of $2.2 million for the six months ended June 30, 2008 as compared to a loss from operations of $2.2 million for the same period in 2007.  The increase in earnings from operations for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 is a result of higher revenues and margins with a limited increase in operating expenses.

Income Taxes.  We had income tax expense of $680,000 and an income tax benefit of $223,000 for the three month periods ended June 30, 2008 and 2007, respectively.  We had income tax expense of $1.0 million and an income tax benefit of $700,000 for the six month periods ended June 30, 2008 and 2007, respectively.  Our estimated effective tax rate for 2008 was 41%.  Our estimated effective tax rate for 2007 was 40%.  In future periods of taxable earnings, we expect to continue reporting an income tax provision using an effective tax rate of approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2008 as compared to $3.1 million for the six months ended June 30, 2007.  Significant items which impacted our operating cash flows as of June 30, 2008 were:

•                  Net income of $1.5 million.

•                  An $800,000 net increase in deferred customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net increase in cash of approximately $976,000 for accounts receivable, inventory and accounts payable.  This was primarily due to a decrease in inventories related to a higher balance of inventories in transit at December 31, 2007.

Net cash provided by investing activities was $2.1 million for the six months ended June 30, 2008.  This cash was primarily provided by the sale of a short-term investment.  Net cash used in investing activities was $2.5 million for the six months ended June 30, 2007.  We used this cash primarily for the acquisition of MCSI, leasehold improvements and upgraded computer equipment.  We are planning for $300,000 of capital expenditures for the remainder of 2008 related primarily to computer and communication system upgrades or other management information system enhancements.

Net cash used in financing activities was $50,000 for the six months ended June 30, 2008, from tax withholding payments reimbursed by restricted stock. Net cash provided by financing activities was $63,000 for the six months ended June 30, 2007, from the exercise of stock options offset by tax withholding payments reimbursed by restricted stock.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of June 30, 2008, for the remainder of 2008 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2008	$943	$(384)	$559
2009	1,814	(768)	1,046
2010	1,674	(752)	922
2011	1,596	(719)	877
2012	592	(239)	353
Thereafter	—	—	—
	$6,619	$(2,862)	$3,757

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2008.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Interest rate risk.  As of June 30, 2008, we had $28.0 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

Foreign currency exchange rate risk.  We market and sell all of our products in the United States. Therefore, we are not currently exposed to any direct foreign currency exchange rate risk.

Equity price risk.  We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 4. Disclosure Controls and Procedures.

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2008.

Item 1A.  Risk Factors.

Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Dependence on Significant Customers.  We had no single customer account for greater than 10% of our revenues for the three and six months ended June 30, 2008 and the three months ended June 30, 2007.  We derived 10% of our revenue for the six months ended June 30, 2007 from AT&T Inc.  We cannot provide assurance that this customer will account for a substantial portion of our future sales.

Our profitability depends in part on vendor incentive programs.  Several of our key vendors regularly provide us with economic incentives for achieving various sales performance targets on their product.  The vendors may terminate or change these programs at any time.  We cannot assure that these vendor incentive programs will continue to provide us with rebates at current levels, or at all.  To the extent that we do not qualify for vendor incentives, or they are cut back, our profitability may suffer.

Effect of Credit Market Tightening on Data Storage Spending.  Initially in response to credit risks in the subprime mortgage marketplace, lenders recently have generally made credit less available, and more expensive, for corporate borrowers, including our customers.  A reduction in the availability or an increase in the price of borrowed funds could adversely affect our customers’ decisions or timing to purchase our data storage products and services.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a vote of Security Holders.

At the Annual Meeting of Shareholders held on May 13, 2008, our shareholders elected Brent G. Blackey, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, J. Patrick O’Halloran, James E. Ousley, Robert M. Price and Charles B. Westling as directors with the following votes:

	For	Withheld

Brent G. Blackey	9,203,209	2,186,720
Paul F. Lidsky	9,873,977	1,515,952
Margaret A. Loftus	10,202,728	1,187,201
Greg R. Meland	9,318,133	2,071,796
J. Patrick O’Halloran	9,873,677	1,516,252
James E. Ousley	9,873,977	1,515,952
Robert M. Price	8,063,970	3,325,959
Charles B. Westling	9,320,373	2,069,556

Item 5.    Other Information

None

Item 6.	Exhibits

(a)	Exhibits

	31.1	Certifications by the President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2008	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer