Form 10-Q
period 2008-09-30
DATALINK CORP
filed 2008-11-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2008

or

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

Yes   ☐   No   ☒

As of November 10, 2008, 12,948,822 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, including our internal projections of anticipated 2008 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the effects of current economic conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers, including on their incentive programs; our ability to adapt to rapid technological change; risks associated with possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,722	$22,687
Short term investments	—	2,477
Accounts receivable, net	17,137	26,156
Inventories	5,025	6,034
Deferred customer support contract costs	40,012	39,707
Inventories shipped but not installed	7,261	9,048
Current deferred income taxes	1,049	1,049
Other current assets	229	350
Total current assets	96,435	107,508
Property and equipment, net	2,134	2,270
Goodwill	17,748	17,748
Finite life intangibles, net	3,078	3,611
Other assets	272	332
Total assets	$119,667	$131,469

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,713	$33,391
Accrued commissions	1,263	2,038
Accrued income tax	172	283
Accrued sales and use tax	493	1,167
Accrued expenses, other	2,927	2,288
Sublease reserve current	317	335
Deferred revenue from customer support contracts	52,853	52,014
Total current liabilities	76,738	91,516
Deferred rent	172	226
Deferred income tax liability	537	537
Sublease reserve non-current	712	946
Total liabilities	78,159	93,225

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,941,169 and 12,476,419 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	13	12
Additional paid in capital	39,976	39,266
Retained earnings (accumulated deficit)	1,519	(1,034)
Total stockholders’ equity	41,508	38,244
Total liabilities and stockholders’ equity	$119,667	$131,469

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Products	$28,832	$27,705	$86,410	$79,617
Services	21,148	18,143	61,002	47,480
	49,980	45,848	147,412	127,097
Cost of sales:
Cost of products	21,418	20,989	64,244	60,760
Cost of services	14,805	13,002	43,073	34,459
Total cost of sales	36,223	33,991	107,317	95,219
Gross profit	13,757	11,857	40,095	31,878
Operating expenses:
Sales and marketing	5,879	5,543	17,639	16,134
General and administrative	3,167	2,773	9,241	8,950
Engineering	2,824	2,238	8,789	6,890
Integration costs	—	—	—	442
Amortization of intangibles	178	178	533	550
	12,048	10,732	36,202	32,966
Earnings (loss) from operations	1,709	1,125	3,893	(1,088)
Interest income, net	125	254	472	752
Other income (expense)	(24)	(2)	(38)	(52)
Earnings (loss) before income taxes	1,810	1,377	4,327	(388)
Income tax (expense) benefit	(742)	(533)	(1,774)	167
Net earnings (loss)	$1,068	$844	$2,553	$(221)

Net earnings (loss) per common share:
Basic	$0.09	$0.07	$0.21	$(0.02)
Diluted	0.08	0.07	0.20	(0.02)
Weighted average common shares outstanding:
Basic	12,373	12,292	12,365	12,106
Diluted	12,667	12,476	12,546	12,106

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$2,553	$(221)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	91	33
Depreciation	721	800
Amortization of intangibles	533	550
Deferred income taxes	—	(239)
Deferred rent	(54)	19
Amortization of sublease reserve	(252)	(271)
Stock based compensation expense	717	383
Loss on disposal of assets	—	38
Changes in operating assets and liabilities, net of effects from purchase of MCSI in 2007
Accounts receivable	8,929	4,706
Inventories	2,796	(78)
Deferred customer support contract costs/revenues, net	534	2,598
Accounts payable	(14,678)	(5,704)
Accrued expenses	(921)	(591)
Other	181	(50)
Net cash provided by operating activities	1,150	1,973

Cash flows from investing activities:
Proceeds from sale of investments	2,477	—
Purchase of property and equipment	(585)	(1,074)
Payment for purchase of MCSI, net of cash acquired	—	(1,837)
Net cash provided by (used in) investing activities	1,892	(2,911)

Cash flows from financing activities:
Proceeds from issuance of common stock	61	277
Tax withholding payments reimbursed by restricted stock	(68)	(140)
Net cash provided by (used in) financing activities	(7)	137

Increase (decrease) in cash and cash equivalents	3,035	(801)
Cash and cash equivalents, beginning of period	22,687	22,900
Cash and cash equivalents, end of period	$25,722	$22,099

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 1,163,384 shares of common stock in connection with acquisition of MCSI	$—	$8,953

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

The financial statements presented herein as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net earnings (loss)	$1,068	$844	$2,553	$(221)

Basic:
Weighted average common shares outstanding	12,941	12,441	12,941	12,441
Weighted average common shares of non-vested stock	(568)	(194)	(576)	(335)
Shares used in the computation of basic net earnings (loss) per share	12,373	12,247	12,365	12,106
Net earnings (loss) per share – basic	$0.09	$0.07	$0.21	$(0.02)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,373	12,292	12,365	12,106
Employee and non-employee director stock options	183	184	121	—
Non-vested stock	111	—	60	—
Shares used in the computation of diluted net earnings (loss) per share	12,667	12,476	12,546	12,106
Net earnings (loss) per share - diluted	$0.08	$0.07	$0.20	$(0.02)

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-vested common stock	135,334	422,000	135,334	422,000

Options to purchase shares of common stock	521,205	530,080	527,205	416,830

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

Total stock-based compensation expense related to non-vested stock was $151,700 and $125,800 for the three months ended September 30, 2008 and 2007, respectively.  Total stock-based compensation expense related to non-vested stock was $457,500 and $382,900 for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2008	689,625	$5.48
Granted	—	$—
Cancelled	(76,916)	7.11
Shares vested	(51,625)	$4.34
Non-vested stock at September 30, 2008	561,084	$5.35

Stock Options:

The following table represents stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2008	1,122,588	$5.66
Options granted	315,000	$3.91
Options exercised	(19,773)	$3.04
Options cancelled	(21,272)	$5.30
Outstanding options as of September 30, 2008	1,396,543	$5.30	4.79
Exercisable options as of September 30, 2008	1,081,543	5.71	3.45

We use the Black-Scholes option pricing model to estimate the fair value of stock options.  The weighted-average fair value per option at the date of grant was $2.52 for 2008.  We estimated the fair value for the stock option grants using the following weighted average assumptions:

Risk-free interest rates	2.9%
Expected dividend yield	0
Expected volatility factor	70.6%
Expected option holding period	6 years

The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options.  Expected volatility is based on the historical volatility of our share price for the period prior to the option grant equivalent to the expected holding period of the options.  The expected holding period and dividend yield are based on historical experience.  Total stock-based compensation expense related to stock options was $66,000 and $0 for the three months ended September 30, 2008 and 2007, respectively.  Total stock-based compensation expense related to stock options was $176,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.  Unrecognized stock-based compensation expense related to stock options was $617,000 at September 30, 2008 which we will amortize ratably through January 2011.

Other:

During the three months ended September 30, 2008 and 2007, we recognized expense of $33,000 and $26,000 related to the issuance of 7,653 and 5,800 shares of fully vested common stock to members of our Board of Directors.  During the nine months ended September 30, 2008 and 2007, we recognized expense of $83,000 and $114,000 related to the issuance of 19,327 and 18,472 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  For the three and nine months ended September 30, 2008, we recorded income tax expense of $742,000 and $1.8 million, respectively, with an effective tax rate of 41%.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 41%.

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

At the adoption date of January 1, 2007 and at September 30, 2008 and 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2008 and 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004-2007 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

The pro forma unaudited results of operation for the nine months ended September 30, 2007, assuming consummation of the purchase of the assets from MCSI as of January 1, 2007, are as follows:

Nine Months Ended September 30, 2007
(in thousands, except per share data)

Net sales.	$131,252
Net income (loss)	(1,069)

Per share data:
Basic earnings (loss)	$(0.09)
Diluted earnings (loss)	$(0.09)

Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some of whom assisted with the initial integration but were ultimately not retained by us, were $442,000 for the nine months ended September 30, 2007.

6.                                      Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we will perform our annual impairment test of goodwill as of December 31, 2008 unless there is an indicator of impairment prior to that measurement date.  Subsequent to September 30, 2008, our stock price declined and our market capitalization dropped from approximately $56.5 million at September 30, 2008 to $38.7 million at November 10, 2008.  Our stockholders’ equity at September 30, 2008 was $41.5 million.  We believe that the subsequent drop in our market capitalization is not an impairment indicator that would require an interim impairment measurement as of September 30, 2008.  However, a sustained decrease in our market capitalization in the future may result in the need for a future interim goodwill impairment test.

We can provide no assurance these continuing conditions would not trigger an interim goodwill impairment test in the future or whether we may record an impairment charge.  We will continue to monitor circumstances and events in future periods to determine whether interim asset impairment testing is warranted.

7.                                      Recently Issued Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances.  We also adopted FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows us to partially defer the adoption of SFAS 157.  This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The adoption of SFAS No. 157 and FSP No. 157-2 had no impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires an entity to provide enhanced disclosures about (a) how and why the entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. We expect the adoption of this standard will not have an impact on our financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP’s intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America.  Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date.  Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We expect the adoption of this standard will not have a significant impact on our financial statements.

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

IDC estimates that digital information will occupy 988 billion gigabytes, by 2010.  As of September 30, 2008, we have 18 locations throughout the United States with the highest concentration of revenues in the central states.

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

•                  Increasing our professional services revenues.  We believe there is an opportunity to sell more of our data storage services such as implementation services, storage environment assessments and on-site data storage management, architecture and monitoring services.

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

•                  Competition is intense, particularly in the current economic environment, and may adversely impact our profit margin.  Customers have many options for data storage products and services.

RESULTS OF OPERATIONS

On January 30, 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. (MCSI), a storage consulting solutions and services provider.  Our results of operations for the three and nine months ended September 30, 2007 reflect the addition of MCSI for three and eight months, respectively.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5	74.1	72.8	74.9
Gross profit	27.5	25.9	27.2	25.1
Operating expenses:
Sales and marketing	11.8	12.1	12.0	12.7
General and administrative	6.3	6.0	6.2	7.0
Engineering	5.6	4.9	6.0	5.4
Integration costs	—	—	—	0.3
Amortization of intangibles	0.4	0.4	0.4	0.4
Total operating expenses	24.1	23.4	24.6	25.8
Earnings (loss) from operations	3.4%	2.5%	2.6%	(0.7)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Product sales	$28,832	$27,705	$86,410	$79,617
Service sales	21,148	18,143	61,002	47,480

Product gross profit	$7,414	$6,716	$22,166	$18,857
Service gross profit	6,343	5,141	17,929	13,021

Product gross profit as a percentage of product sales	25.7%	24.2%	25.7%	23.7%
Service gross profit as a percentage of service sales	30.0%	28.3%	29.4%	27.4%

Net Sales.  Our total net sales increased by $4.1 million for the three months ended September 30, 2008, or 9.0%, from $45.8 million for the comparable quarter in 2007.  Our total net sales increased $20.3 million for the nine months ended September 30, 2008, or 16.0% from $127.1 million for the comparable period in 2007.  Our product sales increased $1.1 million, or 4.1%, to $28.8 million for the three months ended September 30, 2008, from $27.7 million for the comparable quarter in 2007.  Our product sales increased $6.8 million, or 8.5%, to $86.4 million for the nine months ended September 30, 2008, from $79.6 million for the nine months ended September 30, 2007. Our service sales increased $3.0 million, or 16.6%, to $21.1 million for the three months ended September 30, 2008 from $18.1 million for the comparable quarter in 2007.  Our service sales increased $13.5 million, or 28.5%, to $61.0 million for the nine months ended September 30, 2008, from $47.5 million for the nine months ended September 30, 2007.

We experienced a modest increase in our product sales for the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007.  We continue to see growth in product sales from the successful integration and training from our MCSI acquisition and increased storage spending in the marketplace.  In addition, our product revenues continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their business.  Our bookings activity for the first nine months of this year remained steady, and we ended the third quarter with backlog of $31 million.

Our service sales increase for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 was due to primarily to an increase in customer support contracts of $3.2 million and $12.1 million, respectively.  In addition, our installation and configuration service sales increased $972,000 for the nine month period ended September 30, 2008 as compared to the same period in 2007.  With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts.

We had no single customer account for 10% or greater of our revenues for the three and nine months ended September 30, 2008 and 2007, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 27.5% for the quarter ended September 30, 2008, as compared to 25.9% for the comparable quarter in 2007.  Our total gross profit as a percentage of net sales increased to 27.2% for the nine months ended September 30, 2008, as compared to 25.1% for the nine months ended September 30, 2007.  Product gross profit as a percentage of product sales increased to 25.7% in the third quarter of 2008 from 24.2% for the comparable quarter in 2007.  Product gross profit as a percentage of product sales increased to 25.7% for the nine months ended September 30, 2008 from 23.7% for the comparable period in 2007.  Service gross profit as a percentage of service sales increased to 30.0% for the third quarter of 2008 from 28.3% for the comparable quarter in 2007.  Service gross profit as a percentage of service sales increased to 29.4% for the nine months ended September 30, 2008 from 27.4% for the nine months ended September 30, 2007.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  For the three and nine months ended September 30, 2008 as compared to the same period in 2007, our product gross profit as a percentage of product sales increased due to the continuing efforts by our sales force to sell higher margin storage solutions.  This included the increased percentage of our product sales coming from disk sales which have historically experienced higher margins.  Our product gross profits are also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Achieving these targets contributed favorably to our product gross profit by $241,000 and $601,000, respectively, for the three month periods ended September 30, 2008 and 2007.  In addition, these vendor incentives contributed favorably to our product gross profit by $1.3 million for each of the nine month periods ended September 30, 2008 and 2007.  Our vendors may change or terminate these programs at any time, and, accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.

Our service gross profit as a percentage of service sales for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 increased 1.7% and 2.0%, respectively.  The percentage increase in 2008 over 2007 was impacted by reductions in revenues and corresponding margins due to the MCSI acquisition purchase accounting adjustment to reflect the fair value of maintenance contracts we acquired.  For the three months ended September 30, 2008 and 2007, the impact was $34,800 and $176,000, respectively.  For the nine months ended September 30, 2008 and 2007, the impact was $129,000 and $587,000, respectively.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.9 million, or 11.8% of net sales for the quarter ended September 30, 2008, compared to $5.5 million, or 12.1% of net sales for the third quarter in 2007.  Sales and marketing expenses totaled $17.6 million, or 12.0% of net sales for the nine months ended September 30, 2008, compared to $16.1 million, or 12.7% of net sales for the nine months ended September 30, 2007.

Sales and marketing expenses increased $336,000 and $1.5 million for the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007.  The increase in expenses relates primarily to variable compensation for commissions and bonuses for our performance during the first nine months of 2008.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.2 million, or 6.3% of net sales for the quarter ended September 30, 2008, compared to $2.8 million, or 6.0% of net sales for the third quarter in 2007.  General and administrative expenses were $9.2 million, or 6.3% of net sales for the nine months ended September 30, 2008, compared to $9.0 million, or 7.0% of net sales for the same period in 2007.

General and administrative expenses increased $394,000 and $291,000 for the three and nine months ended September 30, 2008, as compared to the same periods in 2007.  We attribute this primarily to an increase in training expenses of $91,000, an increase in telephone expenses of $57,000, an increase in variable compensation expense of $42,000 and an increase in placement fees for new hires of $35,000.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $2.8 million, or 5.7% of net sales for the quarter ended September 30, 2008, compared to $2.2 million, or 4.9% of net sales for the third quarter in 2007.  Engineering expenses were $8.8 million, or 6.0% of net sales for the nine months ended September 30, 2008, compared to $6.9 million, or 5.4% of net sales for the same period in 2007.

Engineering expenses increased $586,000 and $1.9 million, respectively, for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007.  This is primarily due to an increase in salaries, benefits and bonuses as we continue to focus on investing in our customer support and field engineering capabilities and services offerings to deliver more value to our customers.

Integration Costs.  Integration costs include salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severances.  Integration costs for the nine months ended September 30, 2007 were $442,000 related to the January 31, 2007 acquisition of MCSI.  We had no integration costs in 2008 or during the three months ended September 30, 2007.

Amortization of Intangibles.  We had $178,000 of intangible asset amortization expenses for each of the three month periods ended September 30, 2008 and 2007.  We had intangible asset amortization expense for the nine month periods ended September 30, 2008 and 2007 of $533,000 and $550,000, respectively.  The identifiable intangible asset and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.

Earnings (Loss) from Operations.  We had earnings from operations of $1.7 million for the three months ended September 30, 2008 and earnings from operations of $1.1 million for the three months ended September 30, 2007.  We had earnings from operations of $3.9 million for the nine months ended September 30, 2008 as compared to a loss from operations of $1.1 million for the same period in 2007.  The increase in earnings from operations for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 is a result of higher revenues and margins with a limited increase in operating expenses.

Income Taxes.  We had income tax expense of $742,000 and $533,000 for the three month periods ended September 30, 2008 and 2007, respectively.  We had income tax expense of $1.8 million and an income tax benefit of $167,000 for the nine month periods ended September 30, 2008 and 2007, respectively.  Our estimated effective tax rate for 2008 was 41%.  Our estimated effective tax rate for 2007 was 40%.  In future periods of taxable earnings, we expect to continue reporting an income tax provision using an effective tax rate of approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2008 as compared to $2.0 million for the nine months ended September 30, 2007.  Significant items which impacted our operating cash flows as of September 30, 2008 were:

•                  Net income of $2.6 million.

•                  A $534,000 net increase in deferred customer support contracts.  While we recognize the revenues from these contracts over the life of the contract, the customer almost always pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

•                  A net decrease in cash of approximately $2.9 million for accounts receivable, inventory and accounts payable.  This was primarily due to the timing of three large accounts receivable collections in the amount of $3.5 million not received prior to quarter end.  These three large accounts receivable balances were collected subsequent to quarter end.

Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2008.  This cash was primarily provided by the sale of a short-term investment.  Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2007.  We used this cash primarily for the acquisition of MCSI, leasehold improvements and upgraded computer equipment.  We are planning for $100,000 of capital expenditures for the remainder of 2008 related primarily to computer and communication system upgrades or other management information system enhancements.

Net cash used in financing activities was $7,000 for the nine months ended September 30, 2008, from tax withholding payments reimbursed by restricted stock. Net cash provided by financing activities was $137,000 for the nine months ended September 30, 2007, from the exercise of stock options offset by tax withholding payments reimbursed by restricted stock.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of September 30, 2008, for the remainder of 2008 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2008	$461	$(192)	$269
2009	1,814	(768)	1,046
2010	1,674	(752)	922
2011	1,596	(719)	877
2012	592	(239)	353
Thereafter	—	—	—
	$6,137	$(2,670)	$3,467

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2008.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Interest rate risk.  As of September 30, 2008, we had $25.7 million of cash and money market accounts. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2008.

Item 1A.  Risk Factors.

Except as provided below there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Dependence on Significant Customers.  We had no single customer account for 10% or greater of our revenues for the three and nine months ended September 30, 2008 and 2007, respectively.

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

Dated: November 14, 2008	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer