Form 10-K
period 2008-12-31
DATALINK CORP
filed 2009-03-26
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From To

Commission file number: 000-29758

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

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2008: $39,169,625.

        At March 16, 2009, the number of shares outstanding of the registrant's classes of common stock was 12,920,378.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference to Part III of this Form 10-K.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements. We have based these forward looking statements on our current expectations and projections about future events, including, among other things: the level of continuing demand for storage, including the impact of the worldwide adverse economic conditions on technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with current and possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price, particularly in light of the substantial decline in worldwide stock markets. You may find these statements throughout this Annual Report and specifically in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in "Risk Factors" and elsewhere in this Annual Report.

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

PART I

Item 1.    Business.

Overview

        An information storage architect since 1987, we help organizations store, manage, and protect one of their most critical assets—information. Our solutions and services span four practice areas:

  •
  Backup and Recovery—Datalink backup and recovery solutions mitigate risk by helping companies protect and quickly recover information.

  •
  Consolidation and Virtualization—Designed to simplify management and improve productivity. Datalink consolidation and virtualization solutions help improve efficiencies of data storage infrastructures and the staff that manage them.

  •
  Business Applications—Datalink storage, backup, and recovery solutions are designed to achieve stringent data availability requirements found in high performance business application environments.

  •
  Archive and Compliance—Aligned with increasing compliance requirements, Datalink solutions help companies simplify the retention, protection, and discovery of information.

        We offer a comprehensive suite of services spanning analysis, design, implementation, management and support. Our highly skilled technical services and practice management teams test and compare data storage technologies available from the leading manufacturers and software developers. Once a product is approved for our solution sets, our technical services team has the flexibility to choose from the best of these storage technologies to solve our customers' growing data storage needs. In addition, our support staff ensures the continued success of our data storage solutions for each customer. We believe these value-added services and our adherence to the highest quality standards have resulted in superior levels of customer satisfaction.

The Data Storage Industry

        Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage. Coupled with this growth are increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. At the same time, the worldwide economic downturn has caused IT departments to reduce IT spending and headcount. As a result, we expect customers will continue to look for alternatives to dramatically simplify management of storage infrastructures and increase productivity of existing IT teams.

        To address the increased need for efficiency, we anticipate that organizations will continue to consolidate and virtualize their server environments. We expect this will result in continued demand and requirements for shared storage infrastructures tuned to virtualized server environments. With a unified virtualization strategy, organizations will improve management and utilization, as well as reduce costs.

        We expect that disk-based data protection, SAN/NAS convergence, storage management software, and storage services will also be affected by the economic downturn and will show little or no growth in 2009. Nevertheless, organizations recognize the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, the ability to efficiently store, manage, and protect this data will continue as one of the most important aspects of business-critical decision-making, increasing the need for high-performance, scalable and highly available solutions.

        In light of the importance of data to businesses, we believe that organizations will continue to dedicate a significant percentage of their information technology budgets, which we expect to be flat to down from 2008 levels, to data storage projects. We believe that capital investment priorities will include:

  •
  Enhanced data protection and recovery capabilities.
  Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements are key factors. We expect these key factors to drive the continued migration to disk-based protection solutions. Many of our customers have deployed disk-based backup and recovery solutions. With the convergence of key technologies, such as data deduplication, WAN optimization, and advanced heterogeneous replication and snapshot software, we expect the benefits customers receive from disk-based backup will increase, resulting in increased demand.

  •
  Continued migration to networked storage infrastructures using virtualization technologies.
  A comprehensive virtualization strategy should encompass both server and storage environments. Without this integrated approach, companies cannot realize the full benefits of virtualization. We expect organizations will seek the professional services of a provider, like Datalink, to assess their environment and conduct a gap analysis, as well as design and deploy storage solutions tuned to their virtualized server environment. This approach will help organizations increase the quality of service and decrease the total cost of ownership.

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
  We expect several factors to drive IT organizations to increasingly outsource storage-related services including consulting, implementation and support. They include the continued strategic importance of data storage, growing complexity of networked storage environments, the scope of spending on storage, and the downsizing of internal IT departments in light of current economic conditions.

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

        Pressures on Customers.    We believe organizations will increasingly look outside their in-house technical staff to independent information storage architects, such as Datalink, for specialized expertise. Networked storage architecture design is complex. Advanced functionalities, such as disk-based backup and recovery and virtualization, further increase the level of complexity. Although organization-wide data storage solutions, such as SANs, are designed to ease data management functions, these systems are difficult to understand and implement because they integrate diverse operating systems, hardware and software. In addition, there continues to be a steady influx of new products and technologies introduced to the market. In-house information technology departments prefer to focus their efforts on mission-critical applications. Accordingly, they often turn to outside storage experts that are able to research, design, implement and support networked storage solutions. The downsizing of IT departments in light of current economic conditions also necessitates increased reliance on external service providers such as us.

        Pressures on Manufacturers.    We believe manufacturers increasingly rely on channel partners such as us for three principal reasons:

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

  •
  With the recent economic downturn, many manufacturers have reduced the size of their sales and marketing and service organizations. Because of this they can leverage their sales and marketing and service functions by partnering with companies such as Datalink.

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

Management

        We augment the staff of our customers by offering onsite professional services resources. These resources provide such services as backup and recovery administration, project management and storage administration. With the burden removed from internal IT teams, customers realize improved productivity and system performance.

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

        We provide our analysis, design, implementation, management and support services to customers through either a stand-alone services engagement or as a part of an overall project that includes a storage solution and services.

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

Pursue Acquisitions

        We believe there is an opportunity to strengthen our resources and presence in key geographies through the acquisition of select competitors. On January 31, 2007, we acquired Midrange Computer Solutions Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. The acquisition of MCSI increased our revenue base by approximately one-third, expanding the number of enterprise accounts we serve and extending our presence geographically in the Northeast, Midwest, and California. We continue to look for other acquisition opportunities.

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

        We have strong, established relationships with the major enterprise-class information storage hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux, VMware and in-depth knowledge of all major hardware platforms manufactured by industry leaders, including Hewlett-Packard Company, International Business Machines Corp. and Sun Microsystems, Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers' new product development, evaluation, introduction and marketing programs. These collaborations enable us to identify and market innovative new hardware and software products and exchange critical information in order to maximize customer satisfaction.

        Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Disk Storage	Data Domain EMC Corporation Hitachi Data Systems Corporation International Business Machines Corp. NetApp Inc. Sun Microsystems, Inc.
Tape Automation	Quantum Corporation Spectra Logic Corporation Sun Microsystems, Inc.
Software	APTARE, Inc. EMC Corporation Symantec Corporation VMware, Inc.
Switches/Directors/Storage Networking	Brocade Communications Systems, Inc. Cisco Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

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

Sales and Marketing

        We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2008, we have 18 field sales offices in order to efficiently serve our customers' needs.

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

        In addition to the efforts of our field account executives, inside account associates, and technical services team we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly execute integrated, demand creation campaigns, gain exposure through online and print trade publications, hold webcasts and informational seminars and publish whitepapers and a quarterly newsletter.

Competition

        Datalink primarily competes with the direct sales forces of storage OEM's. Besides Datalink's current technology partners, these OEM competitors include Hewlett-Packard Company and Dell Computer Corporation. In addition, we compete with channel partners of storage OEM's. These include Forsythe Technology, Inc., Incentra Solutions, Inc., InterVision Systems Technologies Inc., Trace--3, Inc., Presidio, Incorporated, and Sirius Computer Solutions, Inc.

Employees

        As of December 31, 2008, we had a total of 208 full-time employees. We have no employment agreements with any of our employees, except for Mr. Barnum, our Chief Financial Officer and Mr. Beyer, our Senior Vice President of Field Operations. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

        We configure products to customer specifications and generally ship them shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. We do not recognize revenue on hardware or software products until we have completed our required or contracted installation or configuration services in connection with the sale. Customer constraints, including customer readiness, and the availability of engineering resources can have a significant impact on when we can complete an installation and configuration service. The economic downturn has also led customers to curtail or delay capital spending projects, including data storage. These factors, which can be beyond our control, prevent us from relying on backlog as a strong predictor of our future sales levels in any particular period. Our backlog, which represents firm orders expected to be recognized as revenue within the next 90 days, was $33.0 million and $31.0 million at December 31, 2008 and 2007, respectively.

Available Information

        Our website address is www.datalink.com. The material on our website is not part of this report. We make available at our website, free of charge, our Annual Reports on Form 10-K, Quarterly

Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. All SEC filings are also available at the SEC's website at www.sec.gov.

Item 1A.    Risk Factors.

        As indicated in this Annual Report under the caption "Note Regarding Forward-Looking Statements," certain information contained in this Annual Report consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report include the following:

Worldwide adverse economic conditions negatively impact our business.

        As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We are impacted by these economic developments in that they adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for our products and services. These economic conditions also will negatively impact us to the extent our customers defer purchasing decisions, thereby lengthening our sales cycles. In addition, our customers' may have constrained budgets affecting their ability to purchase our products at the same level. Our customers' ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. If we identify an acquisition of interest, we may find that it is difficult to obtain debt financing to consummate any transaction. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. Should these economic conditions result in us not meeting our revenue objectives, our operating results, financial condition and stock price could be adversely affected.

Competition could prevent us from increasing or sustaining our revenues or profitability.

        The enterprise-class information storage market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. Current economic conditions also place pressure on our competitors to lower their prices and seek opportunities of size and scale different than in the past. We compete with independent storage system suppliers to the mid to large enterprise market and numerous value added resellers, distributors and consultants. We also compete in the storage systems market with computer platform suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to changes in economic conditions and customer requirements and to new or emerging technologies, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

        Our suppliers are often our competitors. We are not the exclusive reseller of any data storage product we offer. Instead, our suppliers market their products through other independent data storage solution providers, original equipment manufacturers and through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the data storage industry continues to consolidate. This consolidation would likely result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us.

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

        In 2008 and 2007, we had no customers that accounted for at least 10% of our revenues. In addition, our top five customers collectively accounted for 15%, 21%, and 28% of our 2008, 2007 and 2006 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. Current economic conditions likely will adversely affect the number of and size of large projects available for us. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

Our revenue recognition policies unpredictably defer reporting of our revenues.

        We sell complex enterprise-class information storage solutions, which include installation and configuration services. We do not recognize revenues from our sale of hardware and software products to our customers until we complete our required installation or configuration of these products. Installation and configuration of these solutions requires significant coordination with our customers and vendors. In the current economic environment, we have observed an increasing number of large customers delaying the completion of internal projects that are prerequisites to our installation of data storage solutions. Therefore, even if we have shipped all products to our customers, we may be unable to control the timing of product installation and configuration. These delays can prevent us from recognizing revenue on products we ship and may adversely affect our quarterly reported revenues. As a result, our stock price may decline.

Our key vendors could change or discontinue their incentive programs, which could adversely affect our business.

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products. In addition, they have offered margin enhancement programs which provide enhanced discounts for particular products or new customer orders. These programs contributed to our profitability in 2008, 2007 and 2006. We cannot assure that these programs will continue or that the sales quotas for our participation will not increase, adversely affecting our ability to take advantage of the incentives. If for any reason, we cannot obtain the same benefits from incentive programs as in the past, it may significantly impact our profitability in the future.

Our business depends on our ability to hire and retain technical personnel and highly qualified sales people.

        Our future operating results depend upon our ability to attract, retain and motivate qualified engineers and sales people with enterprise-class information storage solutions experience. If we fail to recruit and retain additional engineering and sales personnel, or if losses require us in the future to terminate employment of some of these personnel, we will experience greater difficulty realizing our business strategy, which could negatively affect our business, financial condition and stock price.

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

        Our sales cycle is typically long and unpredictable, making it difficult to plan our business. Recent economic conditions are increasing this uncertainty. Our long sales cycle requires us to invest resources in potential projects that may not occur. In addition, our long and unpredictable sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

If the data storage industry fails to develop compelling new storage technologies, our business may suffer.

        Rapid and complex technological change, frequent new product introductions and evolving industry standards increase demand for our services. Because of this, our future success depends in part on the data storage industry's ability to continue to develop leading-edge storage technology solutions. Our customers utilize our services in part because they know that newer technologies offer them significant benefits over the older technologies they are using. If the data storage industry ceases to develop compelling new storage solutions, or if a single data storage standard becomes widely accepted and implemented, it will be more difficult to sell new data storage systems to our customers. Tightened budgets among established data storage technology manufacturers and the difficulty of raising new capital for innovative, start-up companies, under current economic conditions may also stifle development of new data storage technologies.

Risks associated with acquisitions.

        As part of our growth strategy, we may pursue acquisitions. We may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, we may not be able to complete the business combination on commercially acceptable terms. Tightened credit markets in the current economic climate may make it difficult for us to obtain debt financing for any acquisition. The process of exploring and pursuing acquisition opportunities may result in devotion of significant management and financial resources.

        Even if we are able to consummate an acquisition that we believe will be successful, the transaction may present many risks. These risks include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with our existing product lines; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of our ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of our company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management and financial or industry analysts, or if others do not perceive the same benefits of the acquisition as we do, there could be a material, adverse effect on the our business, financial condition or results of operations.

Control by our existing stockholders could discourage the potential acquisition of our business.

        Currently, our executive officers and directors beneficially own approximately 26% of our outstanding common stock. Acting together, these insiders may be able to elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Our stock price is volatile.

        The market price of our common stock fluctuates significantly, and, especially in light of current stock market and worldwide economic conditions, may continue to be volatile. We cannot assure you that our stock price will increase, or even that it will not decline significantly from the price you pay. Our stock price may be adversely affected by many factors, including:

  •
  actual or anticipated fluctuations in our operating results, including those resulting from changes in accounting rules;

  •
  general market conditions, including the effects of current economic conditions;

  •
  announcements of technical innovations;

  •
  new products or services offered by us, our suppliers or our competitors;

  •
  changes in estimates by securities analysts of our future financial performance;

  •
  our compliance with SEC and Nasdaq rules and regulations, including the Sarbanes-Oxley Act of 2002;

  •
  the timing of stock sales under 10b5-1 plans; and

  •
  war and terrorism threats.

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

Future finite life intangibles and goodwill impairment may unpredictably affect our financial results.

        We perform impairment analyses of our finite life intangibles and goodwill at least annually or when we believe there may be impairment. Future events could cause us to conclude that impairment indicators exist and that goodwill and/or the finite life intangibles associated with our acquired businesses is impaired. With the overall decline in the stock market, the decline in our stock price and the impact of the global economic downturn, it may become more likely that we would need to write down the carrying value of our assets and incur a current period charge to our earnings. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The sublessee for our corporate headquarters may be unable to make their lease payments or default on their lease agreement.

        In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is 85 months starting in April 2005 and ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. If the sublessee was unable to make their lease payments to us or defaulted on the lease agreement, our operating results or financial condition and stock price may suffer as a result. The annual payments we expect to receive for our Chanhassen sublease is $950,000 for 2009, 2010 and 2011, respectively.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We occupy 49,000 square feet of an office and warehouse facility in Chanhassen, Minnesota as our corporate headquarters, including our principal technical operations and our integration, assembly and support service operations. As of December 31, 2008, our other 18 locations which house sales and technical staff are small-to-medium-sized offices throughout the United States.

        In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. In the first quarter of 2005, we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale. We estimate we will obtain annual cost savings of $950,000 during the sublease term.

        Based on our present plans, we believe our current facilities, which are in reasonably good condition, will be adequate to meet our anticipated needs for at least the remaining terms of our leases.

Item 3.    Legal Proceedings.

        We are not currently involved in any material legal proceedings. We also had no material legal proceedings that terminated during the fourth quarter of 2008.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We submitted no matters during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the Nasdaq Global Market under the symbol "DTLK". The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
Year Ended December 31, 2008
First Quarter	$4.28	$3.63
Second Quarter	4.95	3.78
Third Quarter	6.26	4.25
Fourth Quarter	4.05	2.34
Year Ended December 31, 2007
First Quarter	9.30	7.23
Second Quarter	8.77	5.36
Third Quarter	6.72	4.40
Fourth Quarter	5.00	3.61

        On March 16, 2009, the closing price per share of our common stock was $2.57. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 16, 2009, there were approximately 80 holders of common stock, including record holders and stockholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held through a small number of record holders by over 1,495 beneficial owners.

        Except for distributions paid to our stockholders related to S corporation earnings generated prior to our initial public offering in 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2008 nor did we have any unregistered sales of equity securities during 2008. You can find additional information about our equity compensation plans in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

        The U.S. Securities and Exchange Commission requires that we provide a line-graph presentation comparing cumulative stockholder returns on an indexed basis with the Nasdaq Composite Index and either a nationally recognized industry standard or an index of peer companies selected by us. The Board of Directors previously approved the use of the Russell 2000 Index as our industry standard index. The table below compares the cumulative total return assuming $100 was invested as of December, 31, 2003, in our common stock, the Russell 2000 Index and the Nasdaq Composite Index. The graph assumes the reinvestment of all dividends. The Indexes are weighted based on market capitalization at the time of each reported data point.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Datalink Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. We derived the data as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, from our financial statements that are included in this Annual Report. We derived the data as of December 31, 2006, 2005 and 2004, and for the years ended December 31, 2005 and 2004, from our financial statements not included in this Annual Report.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$113,493	$111,201	$102,400	$81,582	$63,235
Service sales	82,104	66,571	43,583	35,531	30,048

Total net sales	195,597	177,772	145,983	117,113	93,283

Cost of sales:
Cost of product sales	84,980	84,369	77,365	62,147	48,568
Cost of services	57,966	48,111	30,521	24,321	21,175

Total cost of sales	142,946	132,480	107,886	86,468	69,743

Gross profit	52,651	45,292	38,097	30,645	23,540

Operating expenses:
Sales and marketing	23,368	22,067	15,985	15,062	12,438
General and administrative	11,902	11,720	10,434	9,954	10,366
Engineering	11,590	9,181	6,098	5,121	3,764
Integration costs	—	442	—	—	—
Charge for sublease reserve(1)	—	—	—	3,502	—
Restructuring charges	—	—	—	—	(63)
Amortization of finite-lived intangibles(2)	711	727	—	224	261

Total operating expenses	47,571	44,137	32,517	33,863	26,766

Earnings (loss) from operations	5,080	1,155	5,580	(3,218)	(3,226)
Interest income, net	589	983	714	303	83
Other income (expense)	(37)	(75)	—	—	—

Earnings (loss) before income taxes	5,632	2,063	6,294	(2,915)	(3,143)
Income tax (expense) benefit(3)	(2,236)	(864)	2,203	—	—

Net earnings (loss)	$3,396	$1,199	$8,497	$(2,915)	$(3,143)

Net earnings (loss) per common share:
Basic	$0.27	$0.10	$0.77	$(0.28)	$(0.31)
Diluted	$0.27	$0.10	$0.76	$(0.28)	$(0.31)
Weighted average shares outstanding:
Basic	12,370	12,156	11,006	10,318	10,286
Diluted	12,495	12,392	11,127	10,318	10,286

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$27,730	$25,164	$22,900	$13,434	$12,663
Working capital	21,027	15,992	19,011	9,385	10,007
Total assets	129,819	131,469	86,849	63,143	47,069
Stockholders' equity	42,519	38,244	27,322	15,835	18,512

(1)
We recorded a charge for sublease reserve of $3.5 million related to the sublease of approximately 55,000 of the 104,000 square feet we formerly occupied as part of our corporate headquarters in Chanhassen, Minnesota and the sale of a lot we owned next to our headquarters.

(2)
In January 2007, we entered into an agreement and plan of merger with MCSI, therefore results of operations only included from acquisition date forward. We recorded finite lived intangibles, consisting of $4.3 million of customer relationships and $76,000 of backlog, which have estimated lives of six years and two months, respectively. We are amortizing them using the straight line method.

(3)
We recorded a valuation allowance for deferred tax assets. We continued to record a full valuation allowance against our deferred tax assets for 2003, 2004 and 2005 due to the uncertainty of the realization and timing of the benefits of those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2006, management concluded that we had attained a sufficient level of sustained profitability and recorded a tax benefit of $2.2 million resulting principally from the reversal of our income tax valuation allowance.

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

OVERVIEW

        We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products. The market for data storage products and services is large. IDC estimates that digital information will occupy more than six times its current quantity, or 988 billion gigabytes, by 2010. As of December 31, 2008, we have 19 locations throughout the United States. We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

        In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future. These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers' network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers. Completion of our installation and configuration services may also delay recognition of revenues. Current economic conditions and competition also affect our customers' decisions and timing to place orders with us and the size of those orders. As a result, our net sales may fluctuate from quarter to quarter.

        We view the current data storage market as providing significant opportunity for growth. Currently, Datalink's market share is a small part of the overall market. However, the providers of the data storage industry's products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products. While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth. Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us. We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure. Our current strategies are focused on:

  •
  Investing in customer-facing teams to acquire top tier sales and technical talent which we believe will increase our market share in key locations.

  •
  Deepening our presence in existing enterprise accounts and penetrating new enterprise accounts.

  •
  Targeting high growth market segments and deploying new technologies which focus on cost savings technologies for our customers.

  •
  Reducing our cost structure and realigning resources to improve efficiencies.

  •
  Expanding our customer support capabilities and tools-based professional services offerings that we believe will provide more value to our customers.

  •
  Exploring potential acquisitions that we believe can strengthen our resources and capabilities in key geographic locations.

        To pursue these strategies, we are:

  •
  Improving our training, tools and recruiting efforts for sales and technical teams to increase productivity.

  •
  Focusing on corporate expense reductions.

  •
  Driving high levels of efficiency by streamlining our supply chain and expanding our professional services tools.

  •
  Meeting with potential acquisition candidates.

        All of these plans have various challenges and risks associated with them, including that:

  •
  The worldwide economic downturn may adversely affect our customers' buying patterns.

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

Results of Operations

        We ended 2008 with a record backlog of $33.0 million, which represents firm orders expected to be recognized as revenue in the next 90 days. However, we are seeing the negative impact of the worldwide economic downturn affect many of our customers, resulting in greater scrutiny given to storage spending projects and providing us with less visibility into their purchasing plans. We have also had some customers decide to significantly delay the implementation of projects for which they have already purchased and paid for the product. We cannot predict what impact these economic uncertainties will have on our profitability going forward.

        Our sales for 2008 increased $17.8 million or 10.0% to $195.6 million for 2008 as compared to 2007. Our gross margin increased $7.4 million or 16.2% to $52.7 million for 2008 as compared to 2007. Our earnings from operations increased $3.9 million from $1.2 million in 2007 to $5.1 million in 2008. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.1	74.5	73.9

Gross profit	26.9	25.5	26.1

Operating expenses:
Sales and marketing	11.9	12.4	10.9
General and administrative	6.1	6.6	7.2
Engineering	5.9	5.2	4.2
Integration costs	—	0.2	—
Amortization of intangibles	0.4	0.4	—

Total operating expenses	24.3	24.8	22.3

Operating earnings	2.6%	0.7%	3.8%

Comparison of Years Ended December 31, 2008, 2007 and 2006

        The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Years Ended December 31,
	2008	2007	2006
Product sales	$113,493	$111,201	$102,400
Service sales	82,104	66,571	43,583
Product gross profit	$28,513	$26,832	$25,035
Service gross profit	24,138	18,460	13,062
Product gross profit as a percentage of product sales	25.1%	24.1%	24.4%
Service gross profit as a percentage of service sales	29.4%	27.7%	30.0%

        Net Sales.    Our product sales increased 2.1% in 2008 from 2007 to $113.5 million, and increased 8.6% in 2007 from 2006 to $111.2 million. Our service sales, which includes customer support, consulting and installation services, increased 23.3% in 2008 from 2007 to $82.1 million, and increased 52.7% in 2007 from 2006 to $66.6 million.

        The modest increase in our product sales in 2008 as compared to 2007 is primarily from the successful integration of MCSI and increased storage spending in the marketplace. In addition, our product revenues continue to reflect our customers' closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their business. The increase in our product sales in 2007 as compared to 2006 is primarily due to the acquisition of MCSI in January 2007. Product sales growth decreased from 25.5% in 2006 to 8.6% in 2007 and 2.1% in 2008 continuing to reflect what we believe to be a slow down in IT and storage spending with some of our larger customers, as they have become more cautious about the economy and their individual growth prospects. This has created longer sales cycles with a number of large project delays. We believe that this spending slow down among our customers will continue in 2009.

        The increase in our service revenues for 2008 over 2007 and 2007 over 2006 reflects an increase in our customer support contract revenues and installation and configuration service revenues. For 2008, customer support contract revenues increased $14.7 million or 26.1% over 2007 and installation and configuration service revenues increased $1.1 million or 15.8%. For 2007 customer support contract revenues increased $21.4 million or 61.7% over 2006 and installation and configuration service revenues increased $1.3 million or 82.3%. For 2008, the slow down in the growth of our customer support and installation and configuration services is due to both the acquisition of MCSI in 2007 and the slow down in the growth of our product revenues. We expect to see flat to declining customer support and installation and configuration services in 2009 as spending on product declines due to current economic conditions. The majority of our increase in customer support contract revenues in 2007 was due to the acquisition of MCSI.

        We derived approximately 13.9% of our sales from our customer, AT&T Inc., during 2006. We do not expect that this customer will account for a substantial portion of our future sales. We had no customers that comprised more than 10% of our sales in 2008 or 2007.

        Gross Profit.    Our total gross profit as a percentage of net sales was 26.9% in 2008 increasing from 25.5% in 2007 and 26.1% in 2006.

        Product gross profit as a percentage of product sales increased to 25.1% in 2008 as compared to 2007 and decreased to 24.1% in 2007 as compared to 24.4% in 2006. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.

Our product gross profit as a percentage of product sales increased for 2008 over 2007 due to the continuing efforts by our sales force to sell higher margin storage solutions. This included the increased percentage of our product sales coming from disk sales which have historically experienced higher margins. With the current economic downturn, we expect a decline in the number and profitability of disk sales. Our product gross profit as a percentage of product sales decreased for 2007 over 2006 due to the additional MCSI revenues which historically had lower product margins. Our efforts to successfully integrate the MCSI sales force, by leveraging product and service offerings across our vendors, has gradually improved the gross margins realized by the MCSI sales force. We have various programs in place with our vendors that provide economic incentives for achieving various sales performance targets. Achieving these targets contributed favorably to our product gross profit by $1.5 million, $2.0 million and $1.5 million in 2008, 2007 and 2006, respectively. These vendor incentive programs constantly change and we negotiate them separately with each vendor. While we expect the incentive programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins. We estimate that our product gross margins will be approximately 24% to 25% going forward.

        Service gross profit as a percentage of service sales was 29.4% in 2008 as compared to 27.7% in 2007 and 30.0% in 2006. In 2008, we had $509,000 less in MCSI acquisition purchase accounting adjustments that required us to reduce revenues and corresponding margins to reflect the fair value of acquired maintenance contracts. Accordingly, for 2008, our gross profit percentage of service sales returned to our historical range of between 29% and 30%. The percentage decrease in 2007 as compared to 2006 is primarily due to a $664,000 reduction in revenues and corresponding margins for the MCSI acquisition to reflect the fair value of maintenance contracts we acquired.

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $23.4 million, or 11.9% of net sales for 2008 as compared to $22.1 million, or 12.4% of net sales for 2007 and $16.0 million, or 10.9% of net sales for 2006. The increase in sales and marketing expense in absolute dollars for 2008 over 2007 is primarily a result of higher commission expense of $1.3 million which is due to our increase in revenues for the year. The increase in sales and marketing expense in absolute dollars for 2007 over 2006 is primarily a result of higher commission expense of $1.6 million and compensation expense of $3.7 million. The increase in commission expense is due to our increase in revenues for the year. The increase in compensation expense is due to our acquisition of MCSI which increased our sales and marketing headcount by approximately 45%. The decrease in sales and marketing expense as a percentage of net sales from 2008 to 2006 reflects better leverage of our fixed costs as revenues increased in 2008. The increase in sales and marketing expense as a percentage of net sales from 2007 to 2006 reflects primarily the increase in sales and marketing headcount as a result of our MCSI acquisition, and investments in sales management. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales. We are carefully monitoring our travel and other sales and marketing expenses in light of current economic conditions.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $11.9 million, or 6.1% of net sales for 2008 compared to $11.7 million, or 6.6% of net sales for 2007 and $10.4 million, or 7.2% in 2006. The modest increase in general and administrative expense in absolute dollars for 2008 as compared to 2007 is primarily due to an increase in variable compensation expense of $300,000 related to exceeding 2008 performance objectives. The increase in general and administrative expenses in absolute dollars for 2007 as compared to 2006 is primarily due to an increase in facility expenses of $496,000 with the acquisition of MCSI in January 2007, an increase in audit fees and outside consulting fees for Sarbanes-Oxley compliance of $213,000, an increase in compensation expense of $200,000 and an increase in depreciation expense of $120,000. Our general and administrative expenses were lower as a percentage of net sales for 2008 as compared to 2007, and 2007 as compared to 2006, primarily due to more controlled spending coupled with an increase in revenues.

        Engineering.    Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Therefore, if we incur a slowdown in product sales during 2009 because of current economic conditions, we will have higher engineering expenses. Engineering expenses increased to $11.6 million, or 5.9% of net sales in 2008 compared to $9.2 million, or 5.2% of net sales in 2007 and $6.1 million, or 4.2% of net sales in 2006. The increase in engineering expenses in absolute dollars for 2008 over 2007 is due primarily to an increase in compensation expense of $1.6 million for additional regional and customer support resources and an increase in variable compensation expense of $751,000 related to exceeding 2008 performance objectives. The increase in engineering expenses in absolute dollars for 2007 over 2006 is due primarily to an increase in compensation expense of $3.6 million related to our MCSI acquisition. The MCSI acquisition increased our engineering headcount approximately 26%. The increase in engineering expenses as a percentage of sales for 2008 as compared to 2007 and 2007 as compared to 2006 is primarily the result of investments in regional engineering support, regional management and customer support resources.

        Integration Costs.    We had integration expenses of $442,000 in 2007 related to the January 31, 2007 acquisition of MCSI. Integration expenses include salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severance payments.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $711,000, $727,000 and $0 in 2008, 2007 and 2006, respectively. Amortization of intangible assets decreased to $711,000 in 2008 from $727,000 in 2007 due to the amortization of backlog which was completed in 2007. Amortization of intangible assets increased to $727,000 in 2007 from $0 in 2006. The increase in finite-lived intangible assets and subsequent amortization is due to our acquisition of MCSI on January 31, 2007. The finite lived intangibles we acquired, consisting of customer relationships and backlog, have estimated lives of six years and two months, respectively, and we are amortizing them using the straight line method. For 2008, 2007 and 2006, we determined that our goodwill was not impaired.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to assess the carrying amount of our finite life intangibles and goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

        The assessment to determine if a potential impairment of goodwill exists involves comparing our market capitalization to the carrying value of our net assets. Historically, our market capitalization has been well above the carrying value of our net assets and there has been no indication of potential impairment. However, during the fourth quarter of fiscal 2008 the price of our common stock was significantly impacted by the volatility in the U.S. equity markets. The price of our common stock reached a low of $2.34 during the fourth quarter of fiscal 2008, remained below $3.00 per share for an extended period of time during the fourth quarter of 2008 and closed at $3.20 on December 31, 2008. These lows in the price of our common stock have coincided with the stock markets' 52 week lows recorded as the financial crisis has intensified. As of December 31, 2008 our market capitalization was approximately $41.4 million as compared to our stockholders' equity at December 31, 2008 of $42.5 million.

        We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements. We believe a control premium of 20 to 40 percent is appropriate for our company. Applying a control premium of 20 to 40 percent results in a revised market capitalization of approximately $49.7 million to $57.9 million, respectively, which is in excess of our stockholders' equity at December 31, 2008 of $42.5 million and indicates there is not an impairment of goodwill as of December 31, 2008. However, we can provide no assurance that these continuing conditions would not trigger goodwill impairment testing in the future or whether we may record an impairment charge. We will continue to monitor and evaluate the carrying value of our goodwill to determine whether interim asset impairment testing is warranted. Since December 31, 2008, our stock price has fluctuated between a low of $2.52 per share to a high of $3.50 per share.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we are required to perform an impairment test for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. For 2008, 2007 and 2006, we determined that our long-lived assets were not impaired.

        Operating Earnings.    We realized operating earnings of $5.1 million in 2008, $1.2 million in 2007 and $5.6 million in 2006. The increase in our operating earnings in 2008 as compared to 2007 is a result of higher revenues and gross margins partially offset by higher operating expenses. The decrease in our operating earnings in 2007 as compared to 2006 is due to our lower gross margin and increased operating expenses in 2007 primarily as a result of our acquisition of MCSI.

        Income Taxes.    We had income tax expense of $2.2 million in 2008 which resulted in our estimated effective tax rate of 40%. We had income tax expense of $864,000 in 2007 which resulted in our estimated effective tax rate of 42%. We had an income tax benefit of $2.2 million in 2006. Prior to fiscal 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2006, we utilized approximately $4.8 million of our net operating loss carryforwards. Furthermore, we concluded that we had attained a sufficient level of sustained profitability to reverse the remaining $2.8 million valuation allowance. We utilized approximately $1.9 million and $4.8 million of our federal net operating loss carryforwards in 2007 and 2006, respectively. As of December 31, 2007, we fully utilized our federal net operating loss carryforwards. As of December 31, 2008 we have state net operating loss carryforwards of approximately $843,000, which are available to offset future state taxable income. If not used, these state net operating loss carryforwards will expire between 2013 and 2024. For 2008, 2007 and 2006, respectively, we recorded approximately $2,000, $104,000 and $392,000 to equity for tax benefits associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40%.

Quarterly Results and Seasonality

        The following table sets forth our unaudited quarterly financial data for each quarter of 2008 and 2007. We have prepared this unaudited information on the same basis as the audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2008				2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$47,725	$49,707	$49,980	$48,185	$40,911	$40,338	$45,848	$50,675
Gross profit	13,006	13,332	13,757	12,556	9,874	10,147	11,857	13,414
Operating earnings (loss)	660	1,524	1,709	1,187	(1,450)	(763)	1,125	2,243
Net earnings (loss)	505	979	1,068	843	(719)	(346)	844	1,420

        We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large storage system evaluations and purchases, delays in storage system installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, trends in the enterprise-class information storage industry in general or the geographic and industry specific markets in which we are currently active, or may be in the future. In addition, current economic conditions and competition also affect our customers' decisions to place or delay orders with us, and the size and scale of their orders. Further, our success in integrating any acquired business or in opening any new field offices could impact our operating results.

Liquidity and Capital Resources

        Since our initial public offering we have financed our operations and capital requirements through cash flows generated from operations. Our working capital was $21.0 million at December 31, 2008 as compared to $16.0 million at December 31, 2007. Our current ratio was 1.2:1 at December 31, 2008 and 2007. At December 31, 2008, our cash and cash equivalents balance was $26.3 million as compared to cash and cash equivalents of $22.7 million at December 31, 2007.

        Cash provided by operating activities for 2008 was $3.4 million. Cash provided by operating activities for 2008 was primarily impacted by:

  •
  Net earnings for the year of $3.4 million.

  •
  A net $934,000 increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

  •
  A net decrease in working capital (accounts receivable, inventories and accounts payable) of $2.7 million reflecting increased sales activity over the prior year.

  •
  A non-cash charge of $1.7 million for depreciation and amortization of intangibles.

        Cash provided by operating activities for 2007 was $5.1 million. Cash provided by operating activities for 2007 was primarily impacted by:

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

        Cash provided by operating activities for 2006 was $7.3 million. Cash provided by operating activities for 2006 was primarily impacted by:

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

        Cash provided by investing activities was $204,000 in 2008. Cash used in investing activities was $5.5 million in 2007 and $562,000 in 2006. In 2008, we had proceeds from the sale of short term investments of $1.0 million offset by purchases of $800,000 for upgraded computer equipment, upgraded telephone systems and leasehold improvements. In 2007, we used this cash primarily for the acquisition of MCSI, purchase of a short-term investment, and leasehold improvements and upgraded computer equipment. In 2006, we used cash primarily to purchase computer equipment and provide further enhancements to our business reporting tools.

        Cash used in financing activities in 2008 was $80,000 primarily for the redemption of restricted shares for tax withholding payments. Cash provided by financing activities in 2007 and 2006 was $254,000 and $2.7 million, respectively, all of which we received from the exercise of stock options and warrants.

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

        We believe that our current cash balance and funds generated from operations will finance our current operations and planned capital expenditures for at least the next twelve months. We believe if the need should arise to borrow funds, we could obtain a secured facility. However, the current state of the financial markets could impact our ability to obtain future funding.

Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet financing.

Contractual Obligations and Commitments

        As of December 31, 2008, our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2009	$1,814	$(768)	$1,046
2010	1,674	(752)	922
2011	1,596	(719)	877
2012	592	(239)	353
2013	—	—	—
Thereafter	—	—	—

	$5,676	$(2,478)	$3,198

        From time to time we enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2008, no such losses existed.

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

        We are planning for $500,000 to $1.0 million of capital expenditures during 2009 primarily related to enhancements to our management information systems and upgraded computer equipment.

Critical Accounting Estimates

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

        Inventory Valuation.    We periodically review, estimate and adjust our reserves for obsolete or unmarketable inventory equal to the difference between the inventory cost and the estimated market value based upon assumptions about future demand and market conditions. Results could be materially different if demand for our products decreased because of economic or competitive conditions, length of industry downturn, or if products become obsolete because of technical advancements in the industry.

        Valuation of Goodwill.    We test goodwill for impairment annually or more frequently if changes in circumstance or the occurrence of events suggests an impairment exists. Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. With the worldwide decline in stock prices, the potential for this is increased. We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

        Valuation of Long-Lived Assets, Including Finite-Lived Intangibles.    We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. We base the evaluation on our projection of the undiscounted future operating cash flows of the underlying assets. The downturn in the U.S. economy may make it increasingly difficult for us to accurately predict our future cash flows. To the extent our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, we record a charge to reduce the carrying amount to its estimated fair value. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. We consider the estimates associated with the asset impairment tests critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

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

Recent Accounting Pronouncements

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. We also adopted FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows us to partially defer the adoption of SFAS 157. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS No. 157 and FSP No. 157-2 had no impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us as to business combinations we make beginning in 2009. Accordingly, until January 1, 2009, we recorded and disclose any business combinations we engage in by following existing GAAP. We are evaluating the impact of SFAS No. 141R, but do not currently expect it to have a significant impact on our financial statements when effective. However, the nature and magnitude of the specific future effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We adopted this standard as of January 1, 2009 and do not expect it to have an impact on our financial statements.

        In April 2008, the FASB issued Staff Position FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP's intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the U.S. Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date. Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted this standard as of January 1, 2009 and do not expect it to have a significant impact on our financial statements.

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

        Interest rate risk.    As of December 31, 2008, we had $26.3 million of cash and money market accounts and $1.5 million of short term investments consisting primarily of certificates of deposit. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

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

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2008 and 2007 and the related statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of Datalink Corporation's internal control over financial reporting as of December 31, 2008 included in this annual report on Form 10-K, under the caption "Management's Report on Internal Control over Financial Reporting" and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 25, 2009

DATALINK CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$26,257	$22,687
Short term investments	1,473	2,477
Accounts receivable, net	22,293	26,156
Inventories	1,230	6,034
Deferred customer support contract costs	43,674	39,707
Inventories shipped but not installed	10,235	9,048
Current deferred income taxes	1,417	1,049
Income tax receivable	14	—
Other current assets	219	350

Total current assets	106,812	107,508
Property and equipment, net	2,088	2,270
Goodwill	17,748	17,748
Finite-lived intangibles, net	2,900	3,611
Other assets	271	332

Total assets	$129,819	$131,469

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,377	$33,391
Accrued commissions	1,328	2,038
Accrued income taxes	—	283
Accrued sales and use taxes	403	1,167
Accrued expenses, other	3,451	2,288
Sublease reserve current	311	335
Deferred revenue from customer support contracts	56,915	52,014

Total current liabilities	85,785	91,516
Deferred rent	157	226
Deferred income tax liability	723	537
Sublease reserve non-current	635	946

Total liabilities	87,300	93,225

Commitments and contingencies (Notes 5, 6, and 9)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,930,264 and 12,476,419 shares issued and outstanding as of December 31, 2008 and 2007, respectively	13	12
Additional paid-in capital	40,144	39,266
Retained earnings (accumulated deficit)	2,362	(1,034)

Total stockholders' equity	42,519	38,244

Total liabilities and stockholders' equity	$129,819	$131,469

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales:
Product sales	$113,493	$111,201	$102,400
Service sales	82,104	66,571	43,583

Total net sales	195,597	177,772	145,983
Cost of sales:
Cost of product sales	84,980	84,369	77,365
Cost of services	57,966	48,111	30,521

Total cost of sales	142,946	132,480	107,886

Gross profit	52,651	45,292	38,097
Operating expenses:
Sales and marketing	23,368	22,067	15,985
General and administrative	11,902	11,720	10,434
Engineering	11,590	9,181	6,098
Integration costs	—	442	—
Amortization of intangibles	711	727	—

Earnings from operations	5,080	1,155	5,580
Interest income	589	983	714
Other income (expense)	(37)	(75)	—

Net earnings before income taxes	5,632	2,063	6,294
Income tax (expense) benefit	(2,236)	(864)	2,203

Net earnings	$3,396	$1,199	$8,497

Net earnings per common share:
Basic	$0.27	$0.10	$0.77
Diluted	$0.27	$0.10	$0.76
Weighted average common shares outstanding:
Basic	12,370	12,156	11,006
Diluted	12,495	12,392	11,127

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances, December 31, 2005	10,404	$10	$26,555	$(10,730)	$15,835
Net earnings	—	—	—	8,497	8,497
Stock option and restricted stock expense	254	—	293	—	293
Common shares issued upon exercise of warrants	200	—	900	—	900
Tax benefit from stock based compensation	—	—	392	—	392
Common shares issued under exercise of stock options	371	1	1,404	—	1,405

Balances, December 31, 2006	11,229	11	29,544	(2,233)	27,322
Net earnings	—	—	—	1,199	1,199
Issuance of common stock for MCSI acquisition	1,164	1	8,952	—	8,953
Stock option and restricted stock expense	11	—	516	—	516
Redemption of restricted shares for tax withholding payments	—	—	(140)	—	(140)
Tax benefit from stock based compensation	—	—	104	—	104
Common shares issued under exercise of stock options	72	—	290	—	290

Balances, December 31, 2007	12,476	12	39,266	(1,034)	38,244
Net earnings	—	—	—	3,396	3,396
Stock option and restricted stock expense	486	1	959	—	960
Redemption of restricted shares for tax withholding payments	(52)	—	(128)	—	(128)
Tax expense from stock based compensation	—	—	(13)	—	(13)
Common shares issued under exercise of stock options	20	—	60	—	60

Balances, December 31, 2008	12,930	$13	$40,144	$2,362	$42,519

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$3,396	$1,199	$8,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for bad debts	125	36	36
Depreciation	966	1,101	985
Amortization of intangibles	711	727	—
Amortization of discount on short term investments	(1)	(31)	—
Deferred income taxes	(182)	421	(2,762)
Deferred rent	(69)	59	(122)
Amortization of sublease reserve	(335)	(360)	(384)
Stock based compensation expense	960	516	293
Loss on disposal of assets	16	60	111
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	3,738	(2,950)	(3,558)
Inventories	3,617	(6,186)	800
Deferred customer support contract costs/revenues, net	934	4,313	2,729
Accounts payable	(10,014)	5,334	93
Accrued expenses	(594)	800	527
Other	178	11	86

Net cash provided by operating activities	3,446	5,050	7,331

Cash flows from investing activities:
Proceeds from sale (purchases) of investments	1,004	(2,446)	—
Purchases of property and equipment	(800)	(1,234)	(562)
Payment for acquisition of MCSI, net of cash acquired	—	(1,841)	—

Net cash provided by (used in) investing activities	204	(5,521)	(562)

Cash flows from financing activities:
Tax benefit (expense) from stock based compensation	(13)	104	392
Tax withholding payments reimbursed by restricted stock	(128)	(140)	—
Proceeds from issuance of common stock from option exercise	60	290	2,305

Net cash provided by (used in) financing activities	(80)	254	2,697

Increase (decrease) in cash and cash equivalents	3,570	(213)	9,466
Cash and cash equivalents, beginning of year	22,687	22,900	13,434

Cash and cash equivalents, end of year	$26,257	$22,687	$22,900

Supplementary cash flow information:
Cash paid for income taxes	2,727	58	—
Supplementary non-cash investing and financing activities:
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

  Short-Term Investments:

        Our short term investments consist principally of certificates of deposits. These investments are categorized as not available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. Investments with maturities of 90 days or less from the date of purchase are classified as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year are generally classified as short-term investments; and investments with maturities of greater than one year from the date of purchase are generally classified as long-term investments.

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

        We recorded accounts receivable net of the reserve for doubtful accounts of $199,000 and $112,000 at December 31, 2008 and 2007, respectively.

  Concentration of Credit Risk:

        During 2006, net sales from our customer AT&T Inc. were approximately 13.9% of total net sales. There was no accounts receivable from AT&T Inc. at December 31, 2006. We had no other customers that comprised more than 10% of our sales in 2008, 2007 or 2006.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves by $100,000 and $185,000 at December 31, 2008 and 2007, respectively.

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

	December 31,
	2008	2007
	(In thousands)
Property and equipment:
Construction in process	$87	$76
Leasehold improvements	1,473	1,359
Furniture and fixtures	2,016	1,913
Equipment	3,684	3,433
Computers and software	2,273	2,109

	9,533	8,890
Less accumulated depreciation and amortization	7,445	6,620

	$2,088	$2,270

  Goodwill:

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

        Historically, our market capitalization has been well above the carrying value of our net assets and there has been no indication of potential impairment. However, during the fourth quarter of 2008, the price of our common stock was significantly impacted by the volatility in the U.S. equity markets. The price of our common stock reached a low of $2.34 during the fourth quarter of 2008, remained below $3.00 per share for an extended period of time during the fourth quarter of 2008 and closed at $3.20 on December 31, 2008. These lows in the price of our common stock have coincided with the stock markets' 52 week lows recorded as the financial crisis has intensified. As of December 31, 2008, our market capitalization was approximately $41.4 million as compared to our stockholders' equity at December 31, 2008 of $42.5 million.

        We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements. We believe a control premium of 20 to 40 percent is appropriate for our company. Applying a control premium of 20 to 40 percent results in a revised market capitalization of approximately $49.7 million to $57.9 million, respectively, which is in excess of our stockholders' equity at December 31, 2008 of $42.5 million and indicates there is not an impairment of goodwill as of December 31, 2008. However, we can provide no assurance that these continuing conditions would not trigger goodwill impairment testing in the future or whether we may record an impairment charge. We will continue to monitor and evaluate the carrying value of our goodwill to determine whether interim asset impairment testing is warranted. Since December 31, 2008, our stock price has fluctuated between a low of $2.52 per share to a high of $3.50 per share.

  Valuation of Long-Lived Assets:

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we are required to perform an impairment test for long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Impairment is recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. For 2008, 2007 and 2006, we determined that our long-lived assets were not impaired.

  Stock Compensation Plans:

        We account for stock based compensation in accordance with SFAS 123(R) which requires recognition of share-based payments, including grants of stock options, in the statement of operations as an operating expense based on their fair values over the requisite service period. Stock-based compensation expense recognized under SFAS 123(R) was $959,000, $516,000 and $293,000 for 2008, 2007 and 2006, respectively.

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

  Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the reserve for doubtful accounts, reserve for obsolete and slow moving (excess) inventory and impairment of goodwill and long-lived assets. Actual results could differ from those estimates.

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

  Net Earnings Per Share:

        We compute basic net earnings per share using the weighted average number of shares outstanding. Diluted net earnings per share include the effect of common stock equivalents, if any, for each period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive. The following table computes basic and diluted net earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net earnings	$3,396	$1,199	$8,497

Basic:
Weighted average common shares outstanding	12,930	12,998	11,239
Weighted average common shares of non-vested stock	(560)	(842)	(233)

Shares used in the computation of basic net earnings per share	12,370	12,156	11,006

Net earnings per share—basic	$0.27	$0.10	$0.77

Diluted:
Shares used in the computation of basic net earnings per share	12,370	12,156	11,006
Employee and non-employee director stock options	80	236	112
Non-vested stock	45	—	9

Shares used in the computation of diluted net earnings per share	12,495	12,392	11,127

Net earnings per share—diluted	$0.27	$0.10	$0.76

        We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2008	2007	2006
Non-vested common stock	302,008	206,000	0
Options to purchase shares of common stock	549,107	561,255	472,324

  Fair Value of Financial Instruments:

        At December 31, 2008 and 2007, the carrying values of current financial instruments such as cash and cash equivalents, short term investments, accounts receivable, accounts payable, other current assets, accrued liabilities and other current liabilities, approximated their market values, based on the short-term maturities of these instruments.

        In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The FASB approved a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a significant impact on our consolidated financial position and results of operations. We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS 157 on our financial position, results of operations and cash flows.

        Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

  •
  Level 1—Quoted prices in active markets for identical instruments.

  •
  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        We endeavor to use the best information available in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2008, our only financial asset accounted for at fair value on a recurring basis is our short term investments, which consist principally of certificates of deposits. These investments are categorized as not available-for-sale securities and recorded at fair market value, as defined by SFAS No. 157. We determined that the fair value of the short term investments falls within Level 2 in the fair value hierarchy. The application of SFAS 157 did not change our valuation techniques from prior periods.

3.     Finite-lived Intangibles, net:

        Amortization expense related to finite-lived intangible assets for 2008, 2007 and 2006 was $711,000, $727,000 and $0, respectively. Amortization expense in 2008 and 2007 relates primarily to our acquisition of MCSI in January 2007. The finite lived intangibles we acquired consisted of customer relationships and backlog and have estimated lives of six years and two months, respectively. We are amortizing them using the straight line method. At December 31, 2008 the only remaining unamortized finite-lived intangible consists of customer relationships of $2.9 million, net of accumulated amortization of $1.4 million, which has an estimated life of six years. Expected amortization in each of the next five years is as follows:

(in thousands)
2009	710
2010	710
2011	710
2012	710
2013	60

$2,900

4.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2008	2007	2006
Tax expense at U.S. statutory rates	34.0%	34.0%	34.0%
State tax expense, net of federal tax effect	3.7	4.6	4.6
Nondeductible expenses and other	2.0	7.8	3.1
Benefit of net operating loss carryforward	—	—	(36.2)
Change in valuation allowance	—	—	(40.5)
Unrecorded minimum tax credit utilized	—	(4.5)	—

Effective tax rate	39.7%	41.9%	(35.0)%

        Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Current deferred tax asset:
Allowance for doubtful accounts	$96	$70
Compensation accrual	359	206
Inventories	44	89
Deferred revenue	918	684

Total current deferred tax asset	1,417	1,049
Long-term deferred tax liability:
Net operating loss carryovers	40	140
Intangibles	(1,110)	(1,167)
Property and equipment	(13)	(5)
Sublease reserve	360	495

Total long-term deferred tax liability	(723)	(537)

Net deferred tax asset	$694	$512

        The tax expense for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
	(in thousands)
Current income tax expense	$2,366	438
Deferred tax (expense) benefit	(130)	426

Income tax expense	$2,236	864

        The valuation allowance for deferred tax assets as of December 31, 2005 was $4.8 million. The net change in the total valuation allowance as of December 31, 2006 was a decrease of $4.8 million. We determined that we did not require any valuation allowance at December 31, 2008, 2007 and 2006.

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to 2006, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty of the realization and timing of the benefits from those deferred tax assets, as we had not achieved a sufficient level of sustained profitability. During 2006, we utilized approximately $4.8 million of our net operating loss carryforwards. Furthermore, we concluded that we had attained a sufficient level of sustained profitability to reverse the remaining $2.8 million valuation allowance. We utilized approximately $1.9 million and $4.8 million of our federal net operating loss carryforwards in 2007 and 2006, respectively. As of December 31, 2007, we fully utilized our federal net operating loss carryforwards. As of December 31, 2008 we have state net operating loss carryforwards of approximately $843,000, which are available to offset future state taxable income. If not used, these state net operating loss carryforwards will expire between 2013 and 2024. For 2008, 2007 and 2006, respectively, we recorded approximately $2,000, $104,000 and $392,000 to equity for tax benefits associated with the exercise of stock options.

5.     Lease Commitments:

        Our corporate headquarters including our principal technical operations and our integration, assembly and support services operations, are located in an office and warehouse facility in Chanhassen, Minnesota. As of December 31, 2008, our other 18 locations, including sales and technical staff, are small to medium sized offices. Regional hubs are located within each of our regions in the East, Central and West.

        As of December 31, 2008, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2009	$1,814	$(768)	$1,046
2010	1,674	(752)	922
2011	1,596	(719)	877
2012	592	(239)	353
2013	—	—	—
Thereafter	—	—	—

	$5,676	$(2,478)	$3,198

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

        Total rent expense, net of sublease income of $663,000, $663,000 and $663,000 in 2008, 2007 and 2006, respectively, is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Rent expense	$1,235	$1,802	$1,422

6.     Employee Benefit Plan:

        We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. Since April 2006, we have matched 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of our contributions to the 401(k) portion of the plan for 2008, 2007 and 2006, was $568,000, $554,000 and $276,000, respectively.

7.     Stockholders' Equity:

  Stock Compensation Plans:

        In May, 2001, we reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to our Incentive Compensation Plan (the "Incentive Plan"), 558,394 of which were available for grant as of December 31, 2008. The terms of the plan allow for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards, as determined by the Compensation Committee (the "Committee").

        In August 2000, we adopted our 2000 Director Stock Option Plan (the "Director Plan"). The terms of the Director Plan as most recently amended in May 2007, allow for stock option grants to non-employee members of the Board of Directors. We have reserved 550,000 shares of common stock for issuance pursuant to the Director Plan, 203,986 of which were available for grant as of December 31, 2008.

  Non-Vested Stock Plans:

        In February 2007, we awarded 75,000 shares of non-vested stock to an executive. The grant vests over four years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the executive is still employed by us. During the vesting period, the executive has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. We are amortizing the $665,000 value of the restricted shares on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the restricted stock grant was $353,000 and $520,000 at December 31, 2008 and 2007, respectively. For the year ended December 31, 2008 and 2007, compensation expense related to this non-vested stock grant was $166,000 and $146,000, respectively.

        In March and April 2007, respectively, we awarded 120,000 and 86,000 shares of non-vested stock to senior management and managers and gave our CEO the authority to grant an additional 7,750 restricted shares of our common stock to yet to be named key employees. Partial vesting of these restricted stock awards was based upon the achievement of our predetermined earnings from operations objective for 2007 as approved by our board of directors (the "2007 Objective"). We did not meet the 2007 Objective. Based on the award grant conditions, one-third of the awards expired on February 6, 2008, the date we publicly announced our 2007 financial results. Accordingly, at December 31, 2007, we did not recognize any compensation expense related to these canceled, non-vested stock grants.

        The remaining two-thirds of these awards may vest upon the public announcement of our financial results for 2009 if such results (either alone or together) equal or exceed our 2008 and 2009 predetermined financial objectives (either alone or together) by the amount of the shortfall against the 2007 Objective. If these awards do not fully vest by our public announcement of our 2009 results, these awards will automatically expire. Unrecognized compensation expense related to the remaining two-thirds restricted stock grant was $1.2 million at December 31, 2008 and 2007, respectively.

        In December 2007, we awarded 250,000 shares of non-vested stock to certain employees. The non-vested stock vests over three years with one-third vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $902,000 fair value of the non-vested shares on the date of grant ratably over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $667,000 and $893,000 at December 31, 2008 and 2007, respectively. For 2008 and 2007, respectively, compensation expense related to these non-vested stock grants was $226,000 and $10,000.

        In March and April 2006, we awarded 60,000 and 163,000 shares of non-vested stock, respectively, to executive and senior management. The non-vested stock vests over four years with one-fourth vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $926,000 fair value of the non-vested shares on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $266,000, $509,000 and $786,000 at December 31, 2008, 2007 and 2006, respectively. For 2008, 2007 and 2006, respectively, compensation expense related to these non-vested stock grants was $217,000, $233,000 and $185,000.

        In 2006, we issued 13,563 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2006, total compensation expense for these awards was approximately $101,000. In 2007, we issued 24,942 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2007, total compensation expense for these awards was approximately $127,000. In 2008, we issued 26,609 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2008, total compensation expense for these awards was approximately $107,000.

        The following table summarizes our non-vested stock activity as of December 31, 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2006	—	$—
Granted	223,000	$4.35
Shares vested	—	$—

Non-vested stock at January 1, 2007	223,000	$4.35
Granted	531,000	$5.81
Shares vested	(54,500)	$4.35
Shares cancelled	(9,875)	$4.35

Non-vested stock at January 1, 2008	689,625	$5.48
Granted	—	$—
Shares vested	(134,951)	$3.89
Shares cancelled	(76,916)	7.11

Non-vested stock at December 31, 2008	477,758	$5.66

  Stock Options:

        In February 2008, we awarded 200,000 and 115,000 stock options to executive officers and managers, respectively. The stock options vest over three years with one-third vesting each year if the individual is still employed by us. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair values per option at the date of grant were $2.52 and

$1.34 for 2008 and 2006, respectively. We had no stock option grants in 2007. We estimated the fair value for the stock option grants with the following weighted average assumptions:

	2008	2006
Risk-free interest rates	2.9%	5.08%
Expected dividend yield	0	0
Expected volatility factor	71%	104%
Expected option holding period	6 years	5 years

        The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. Expected volatility is based on the historical volatility of our share price for the period prior to the option grant equivalent to the expected holding period of the options. The expected holding period and dividend yield are based on historical experience. We are amortizing the $794,000 fair value of stock options on the date of grant ratably over the three year vesting period. Total stock-based compensation expense related to stock options was $243,000 at December 31, 2008. Unrecognized stock-based compensation expense related to stock options was $551,000 at December 31, 2008.

        The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2005	1,775,137	$1.44 - $18.13	$5.54
Options granted	6,500	$4.11 - $5.21	$4.63
Options exercised	(371,316)	$1.44 - $8.91	$3.69
Options cancelled	(159,893)	$2.01 - $18.13	$7.16

Balance, December 31, 2006	1,250,428	$1.44 - $18.13	$5.83
Options granted	—	—	$—
Options exercised	(74,489)	$1.44 - 7.71	$4.03
Options cancelled	(53,351)	$3.32 - 18.13	$12.01

Balance, December 31, 2007	1,122,588	$1.44 - $18.13	$5.66
Options granted	315,000	$3.91	$3.91
Options exercised	(19,773)	$1.80 - 4.36	$3.04
Options cancelled	(26,022)	$3.32 - 18.13	$6.16

Balance, December 31, 2008	1,391,793	$1.44 - $18.13	$5.29

Options exercisable as of December 31, 2006	1,250,428	$1.44 - $18.13	$5.83
Options exercisable as of December 31, 2007	1,122,588	$1.44 - $18.13	$5.66
Options exercisable as of December 31, 2008	1,076,793	$1.44 - $18.13	$5.69

        The following is a summary of options outstanding at December 31, 2008:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
988,588	$ 1.44 - $ 6.00	$3.92	5.8
357,338	$ 6.01 - $ 9.81	$7.88	1.3
35,750	$ 9.82 - $15.25	$13.51	1.6
10,117	$15.26 - $18.13	$17.83	1.2

1,391,793	$ 1.44 - $18.13	$5.29	4.5

        At December 31, 2008, 2007 and 2006, respectively, the aggregate intrinsic value of options outstanding and exercisable was $40,150, $159,250 and $3,600,008. Total intrinsic value of options exercised was $60,019, $299,841 and $1,371,235 for 2008, 2007 and 2006, respectively. The weighted average grant date fair value of options granted during 2008 and 2006 was $2.52 and $1.33, respectively. We did not grant any options in 2007.

        As of December 31, 2007 and 2006, we had no unrecognized compensation costs related to non-vested stock option awards. We recorded $0 and $9,000 of related stock option compensation expense for 2007 and 2006, respectively.

8.     Acquisition

        On January 31, 2007, we acquired Midrange Computer Systems Inc. (MCSI), a storage consulting, solutions and service provider based in Chicago, Illinois. We believe the acquisition has strengthened our presence in existing regional markets and expanded our reach into a number of key new regional markets. We paid a purchase price of approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock.

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

9.     Commitments and Contingencies

        We have change of control severance agreements and employment agreements in place with certain executive employees. Under the agreements, an executive is entitled to a severance payment in the event the executive (a) is terminated without cause by us in anticipation of, in connection with, at the time of or within two years after a change of control, or (b) resigns for good reasons arising in anticipation of, in connection with, at the time of or within two years after a change of control.

10.   Quarterly Financial Information (unaudited)

	March 31	June30	Sept 30	Dec 31
	(in thousands, except per share data,)
2008
Net sales	$47,725	$49,707	$49,980	$48,185
Gross profit	13,006	13,332	13,757	12,556
Operating earnings	660	1,524	1,709	1,187
Net earnings	505	979	1,068	843
Net earnings per share—basic	0.04	0.08	0.09	0.07
Net earnings per share—diluted	0.04	0.08	0.08	0.07
2007
Net sales	$40,911	$40,338	$45,848	$50,675
Gross profit	9,874	10,147	11,857	13,414
Operating earnings (loss)	(1,450)	(763)	1,125	2,243
Net earnings (loss)	(719)	(346)	844	1,420
Net earnings (loss) per share—basic	(0.06)	(0.03)	0.07	0.12
Net earnings (loss) per share—diluted	(0.06)	(0.03)	0.07	0.11

11.   Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us as to business combinations we make beginning in 2009. We are evaluating the impact of SFAS No. 141R, but do not currently expect it to have a significant impact on our financial statements when effective. However, the nature and magnitude of the specific future effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest ("NCI") in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We adopted this standard as of January 1, 2009 and do not expect it to have an impact on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires an entity to provide enhanced disclosures about (a) how and why the entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. We adopted this standard as of January 1, 2009 and do not expect it to have an impact on our financial statements.

        In April 2008, the FASB issued Staff Position FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP's intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the U.S. Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date. Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted this standard as of January 1, 2009 and do not expect it to have an impact on our financial statements.

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

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this report.

  (c)
  Changes in Internal Control

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information contained under "Election of Directors," "Executive Compensation—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement") is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics by the filing of Current Reports under the cover of Form 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under "Executive Compensation" and "Director Compensation" in our 2009 Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under "Outstanding Voting Securities and Voting Rights" in our 2009 Proxy Statement herein by reference.

        The following table provides certain information as of December 31, 2008 with respect to our equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	1,391,793	$5.29	762,380
Equity compensation plans not approved by security holders	—	—	—

Totals	1,391,793	$5.29	762,380

(1)
These equity compensation plans consist of our Incentive Compensation Plan and our 2000 Director Stock Option Plan, each as amended.

Item 13.    Certain Relationships and Related Transactions.

        We incorporate the information required by this section by reference from the information set forth under "Transactions with Related Persons" in our 2009 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information set forth under "Auditing Matters" in our 2009 Proxy Statement.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

1.
Financial Statements

    Reference is made to the Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for the years ended 2008, 2007 and 2006 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

 DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2008	$112,492	$88,336	$2,140	$198,688
	2007	108,254	36,332	32,094	112,492
	2006	71,665	57,928	21,339	108,254
Allowance for Inventory Obsolescence	2008	$185,682	$188,643	$274,163	$100,162
	2007	50,826	258,074	123,218	185,682
	2006	99,840	47,022	96,036	50,826
Allowance for Valuation of Deferred Tax Asset	2008	$—	$—	$—	$—
	2007	—	—	—	—
	2006	4,827,367	—	4,827,367	—

(1)
Deductions reflect write-offs of customer accounts receivables, net of recoveries, disposals of inventories and reversal of allowance for valuation of deferred tax assets.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Datalink Corporation

        Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements of Datalink Corporation taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements for the years ended December 31, 2008, 2007 and 2006, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 25, 2009

        3.    Exhibits.    The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Title	Method of Filing
2.1	Agreement and Plan of Merger dated January 20, 2007 by and among Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli and Datalink Corporation and Datalink Acquisition LLC	10
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	2
10.4	Form of Indemnification Agreement	1
10.18	2000 Director Stock Option Plan	2
10.20	2002 Amendments to the 2000 Director Stock Option Plan	3
10.22	Amended and Restated 2000 Director Stock Option Plan	4
10.23	Restricted Stock Award Agreement	5
10.24	Change of Control Severance Agreement	5
10.25	Sublease Agreement dated December 15, 2004 with Checkpoint Security, Inc.	7
10.26	Vacant Land Purchase Agreement	7
10.27	Correction to Restricted Stock Award Agreements dated August 13, 2004	8
10.28	Employment Agreement dated March 14, 2006 with Gregory T. Barnum	9
10.29	Employment Agreement dated February 16, 2007 with Robert R. Beyer	11
14.1	Code of Ethics	6
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Audit Committee Charter (Revised May 4, 2006)	12

1)
Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, Reg. No. 333-55935

2)
Incorporated by reference to our 2000 Proxy Statement.

3)
Incorporated by reference to the exhibit of the same number in our 2002 Form 10-K.

4)
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
Date: March 26, 2009
	By:	/s/ CHARLES B. WESTLING Charles B. Westling, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES B. WESTLING	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2009
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	March 26, 2009
/s/ DENISE M. WESTENFIELD	Corporate Controller (Principal Accounting Officer)	March 26, 2009
/s/ GREG R. MELAND	Chairman of the Board and Director	March 26, 2009
/s/ BRENT G. BLACKEY	Director	March 26, 2009
/s/ PAUL F. LIDSKY	Director	March 26, 2009
/s/ MARGARET A. LOFTUS	Director	March 26, 2009
/s/ J. PATRICK O'HALLORAN	Director	March 26, 2009
/s/ JAMES E. OUSLEY	Director	March 26, 2009
/s/ ROBERT M. PRICE	Director	March 26, 2009

QuickLinks

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
Report of Independent Registered Public Accounting Firm
DATALINK CORPORATION BALANCE SHEETS (In thousands, except share data)
DATALINK CORPORATION STATEMENTS OF INCOME (In thousands, except per share data)
DATALINK CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
DATALINK CORPORATION STATEMENTS OF CASH FLOWS (In thousands)
DATALINK CORPORATION NOTES TO FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
  Item 9B. Other Information
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES