Form 10-Q
period 2009-03-31
DATALINK CORP
filed 2009-05-15
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of May 11, 2009, 12,921,709 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, including our internal projections of anticipated 2009 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the impact of the worldwide adverse economic conditions on technology spending; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls;  revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain sales representatives and key technical and other personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with current and possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price, particularly in light of the substantial decline in worldwide stock markets.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,642	$26,257
Short term investments	1,474	1,473
Accounts receivable, net	7,827	22,293
Inventories	1,397	1,230
Deferred customer support contract costs	42,776	43,674
Inventories shipped but not installed	7,309	10,235
Current deferred income taxes	1,417	1,417
Income tax receivable	458	14
Other current assets	471	219
Total current assets	90,771	106,812
Property and equipment, net	1,873	2,088
Goodwill	17,748	17,748
Finite life intangibles, net	2,722	2,900
Other assets	257	271
Total assets	$113,371	$129,819

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,915	$23,377
Accrued commissions	916	1,328
Accrued sales and use tax	196	403
Accrued expenses, other	1,831	3,451
Sublease reserve current	305	311
Deferred revenue from customer support contracts	55,673	56,915
Total current liabilities	69,836	85,785
Deferred rent	142	157
Deferred income tax liability	723	723
Sublease reserve non-current	561	635
Total liabilities	71,262	87,300

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,920,378 and 12,930,264 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	13	13
Additional paid in capital	40,330	40,144
Retained earnings	1,766	2,362
Total stockholders’ equity	42,109	42,519
Total liabilities and stockholders’ equity	$113,371	$129,819

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales:
Products	$19,252	$28,526
Services	20,616	19,199
	39,868	47,725
Cost of sales:
Cost of products	14,400	21,067
Cost of services	14,895	13,652
Total cost of sales	29,295	34,719
Gross profit	10,573	13,006
Operating expenses:
Sales and marketing	5,501	5,837
General and administrative	2,930	3,173
Engineering	2,820	3,158
Amortization of intangibles	178	178
	11,429	12,346
Earnings (loss) from operations	(856)	660
Interest income, net	39	198
Earnings (loss) before income taxes	(817)	858
Income tax expense (benefit)	(221)	353
Net earnings (loss)	$(596)	$505

Net earnings (loss) per common share:
Basic	$(0.05)	$0.04
Diluted	(0.05)	0.04
Weighted average common shares outstanding:
Basic	12,455	12,308
Diluted	12,455	12,423

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(596)	$505
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	9	9
Depreciation	219	241
Amortization of intangibles	178	178
Amortization of discount on short term investments	(6)	—
Deferred rent	(15)	(32)
Amortization of sublease reserve	(80)	(86)
Stock based compensation expense	249	220
Changes in operating assets and liabilities
Accounts receivable	14,463	11,837
Inventories	2,759	2,085
Deferred customer support contract costs/revenues, net	(344)	622
Accounts payable	(12,462)	(12,472)
Accrued expenses	(2,239)	(1,700)
Other	(682)	12
Net cash provided by operating activities	1,453	1,419

Cash flows from investing activities:
Proceeds from sale (purchase) of investments	(1)	2,477
Purchase of property and equipment	(4)	(126)
Net cash provided by (used in) investing activities	(5)	2,351

Cash flows from financing activities:
Excess tax from stock compensation	(39)	—
Tax withholding payments reimbursed by restricted stock	(24)	(21)
Net cash used in financing activities	(63)	(21)

Increase in cash and cash equivalents	1,385	3,749
Cash and cash equivalents, beginning of period	26,257	22,687
Cash and cash equivalents, end of period	$27,642	$26,436

Supplementary cash flow information:
Cash paid for income taxes	262	499

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(Unaudited)

1.                                       Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes thereto included in our 2008 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in our 2008 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

2.                                       Net Earnings (Loss) per Share

We compute basic net earnings (loss) per share using the weighted average number of shares outstanding.  Diluted net earnings (loss) per share include the effect of common stock equivalents, if any, for each period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted net earnings (loss) per share:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands, except per share data)
Net earnings (loss)	$(596)	$505

Basic:
Weighted average common shares outstanding	12,920	12,477
Weighted average common shares of non-vested stock	(465)	(169)
Shares used in the computation of basic net earnings (loss) per share	12,455	12,308
Net earnings (loss) per share – basic	$(0.05)	$0.04

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,455	12,308
Employee and non-employee director stock options	—	65
Non-vested stock	—	50
Shares used in the computation of diluted net earnings (loss) per share	12,455	12,423
Net earnings (loss) per share - diluted	$(0.05)	$0.04

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2009	2008
Non-vested common stock	349,174	242,333

Options to purchase shares of common stock	1,025,105	724,080

3.                                       Stock Based Compensation

Stock Compensation Plans:

We account for stock based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $147,000 and $153,000 for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes our non-vested stock activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2009	477,758	$5.66
Granted	—	$—
Cancelled	(18,667)	3.61
Shares vested	(52,500)	$7.51
Non-vested stock at March 31, 2009	406,591	$5.48

Stock Options:

The following table represents stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2009	1,391,793	$5.29
Options granted	—	$—
Options exercised	—	$—
Options cancelled	(12,938)	$4.47
Outstanding options as of March 31, 2009	1,378,855	$5.30	4.27
Exercisable options as of March 31, 2009	1,174,855	5.54	3.47

Total stock-based compensation expense related to stock options was $65,000 and $44,000 for the three months ended March 31, 2009 and 2008, respectively.  Unrecognized stock-based compensation expense related to stock options was $471,000 at March 31, 2009 which we will amortize ratably through January 2011.

Other:

During the three months ended March 31, 2009 and 2008, we recognized expense of $37,000 and $23,000 related to the issuance of 12,922 and 5,883 shares of fully vested common stock to members of our Board of Directors.

4.                                       Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended March 31, 2009 and 2008, the effective tax rate was 27.0% and 41.1%, respectively.  The lower tax rate for the first quarter of 2009 compared to the first quarter of 2008 resulted primarily from a loss in Q1 2009 as opposed to income in Q1 2008 and from an increase in stock-based compensation expense as a result of a shortfall recognized in excess of the APIC pool for incentive stock options and vested restricted stock under SFAS 123(R).  In accordance, with APB No. 28 and FIN 18, the impact of the shortfall was recorded as a discrete item and recognized in the current period.  At March 31, 2009, excluding the impact of discrete items, our estimated annual effective tax rate for 2009 is 44.0% compared to our annual effective tax rate for 2008 of 39.7%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  For the three months ended March 31, 2009, we recorded income tax benefit of $221,000 with an effective tax rate of 27%.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 44%.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  At the adoption date of January 1, 2007 and at March 31, 2009 and 2008, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2009 and 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

5.                                       Goodwill

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

Historically, our market capitalization has been well above the carrying value of our net assets and there has been no indication of potential impairment.  However, during the fourth quarter of 2008 and the first quarter of 2009, the price of our common stock was significantly impacted by the volatility in the U.S. equity markets.  The price of our common stock reached a low of $2.50 during the first quarter of 2009, remained below $3.00 per share for an extended period of time during the first quarter of 2009 and closed at $2.89 on March 31, 2009.  These lows in the price of our common stock have coincided with the stock markets’ 52 week lows recorded as the financial crisis has intensified.  As of March 31, 2009, our market capitalization was approximately $37.3 million as compared to our stockholders’ equity at March 31, 2009 of $42.1 million.

We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium.  A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.  We believe a control premium of 20 to 40 percent is appropriate for our company.  Applying a control premium of 20 to 40 percent results in a revised market capitalization at March 31, 2009 of between $44.8 million and $52.2 million, which is in excess of our stockholders’ equity at that date of $42.1 million and indicates there was not then an impairment of our goodwill.  However, we can provide no assurance that these continuing conditions will not trigger goodwill impairment testing in the future or whether we may record an impairment charge.  We will continue to monitor and evaluate the carrying value of our goodwill to determine whether interim asset impairment testing is warranted.

6.                                      Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we are required to perform an impairment test for finite-lived assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  As March 31, 2009 and 2008, respectively, we determined that no triggering events had occurred during the quarter and our long-lived assets were not impaired.

7.                                      Recently Issued Accounting Standards

Effective January 1, 2009, we adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities.  Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The adoption of SFAS No. 157 for nonfinancial assets and liabilities had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. The adoption of SFAS 141(R), effective January 1, 2009, did not have any impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We adopted this standard as of January 1, 2009 and it did not have any impact on our financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP’s intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the U.S.  Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date.  Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The adoption of FAS 142-3, effective January 1, 2009, did not have any impact on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  The market for data storage products and services is large.  IDC estimates that digital information will occupy 988 billion gigabytes, by 2010.  As of March 31, 2009, we have 18 locations throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future.  These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data storage solutions before customers deploy them, the size of customer orders, the complexity of our customers’ network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers.  Completion of our installation and configuration services may also delay recognition of revenues.  Current economic conditions and competition also affect our customers’ decisions and timing to place orders with us and the size of those orders.  As a result, our net sales may fluctuate from quarter to quarter.

We view the current data storage market as providing significant opportunity for growth.  Currently, Datalink’s market share is a small part of the overall market.  However, the providers of the data storage industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products.  While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth.  Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us.  We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure.  Our current strategies are focused on:

•                  Investing in customer-facing teams to attract top tier sales and technical talent which we believe will increase our market share in key locations.

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

All of these plans have various challenges and risks associated with them, including that:

•                  The worldwide economic downturn adversely affects our customers’ buying patterns.

•                  We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

•                  Competition is intense and may adversely impact our profit margin.  Customers have many options for data storage products and services.

RESULTS OF OPERATIONS

We ended the first quarter of 2009 with a backlog of $29 million, which represents firm orders we expect to recognize as revenue in future periods.  This compares to a backlog of $33 million as of December 31, 2008.  In the current environment, we are seeing the negative impact of the worldwide economic downturn affect many of our customers, resulting in greater scrutiny given to storage spending projects and providing us with less visibility into their purchasing plans.  We have also had some customers decide to significantly delay the implementation of projects for which they have already purchased and paid for the product.  We cannot predict what impact these economic uncertainties will have on our profitability going forward.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	73.5	72.7
Gross profit	26.5	27.3
Operating expenses:
Sales and marketing	13.8	12.2
General and administrative	7.3	6.6
Engineering	7.1	6.6
Amortization of intangibles	0.4	0.4
Total operating expenses	28.6	25.8
Earnings (loss) from operations	(2.1)%	1.5%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Product sales	$19,252	$28,526
Service sales	20,616	19,199

Product gross profit	$4,852	$7,459
Service gross profit	5,721	5,547

Product gross profit as a percentage of product sales	25.2%	26.1%
Service gross profit as a percentage of service sales	27.7%	28.9%

Net Sales.  Our total net sales decreased by $7.9 million for the three months ended March 31, 2009, or 16.4%, from $47.7 million for the comparable quarter in 2008.  Our product sales decreased $9.3 million, or 32.5%, to $19.3 million for the three months ended March 31, 2009, from $28.5 million for the comparable quarter in 2008.  Our service sales increased $1.4 million, or 7.3%, to $20.6 million for the three months ended March 31, 2009 from $19.2 million for the comparable quarter in 2008.

The decline in our product revenues for the first quarter of 2009, as compared to the same period in 2008 reflects the continuing negative impact of the economic slowdown that many of our customers are experiencing.  We expect our product revenues will continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their business.  Our bookings activity for the first quarter of 2009 was very slow during January and February and then increased the last two weeks of March and into April.

Our service sales increase for the first quarter of 2009 as compared to the same period in 2008 was due primarily to an increase in customer support contracts of $1.2 million.  In addition, our installation and configuration service sales increased $196,000 between the same periods.  We continue to benefit from sales of customer support contracts related to 2008 product sales, which are recognized over the contract term.  With the decrease in product revenues in late 2008 and into 2009, we cannot assure that our future service sales will not similarly decline.

We had no single customer account for 10% or greater of our revenues for either of the three months ended March 31, 2009 or 2008.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 26.5% for the quarter ended March 31, 2009, as compared to 27.2% for the comparable quarter in 2008.  Product gross profit as a percentage of product sales decreased to 25.2% in the first quarter of 2009 from 26.1% for the comparable quarter in 2008.  Service gross profit as a percentage of service sales decreased to 27.7% for the first quarter of 2009 from 28.8% for the comparable quarter in 2008.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  We had lower product purchases during the first quarter of 2009 as compared to the same period in 2008 and this qualified us for fewer vendor incentives.  Vendor incentives were $592,000 and $837,000, respectively, for the three month periods ended March 31, 2009 and 2008.  With the current economic downturn, we may continue to see a decline in the number and profitability of disk sales.  Our vendors may also change or terminate these programs at any time, and, accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We estimate that our product gross margins in the foreseeable future will be approximately 24% to 25%.

Our service gross profit as a percentage of service sales for the three months ended March 31, 2009 decreased 0.9% as compared to the same period in 2008.  Our vendors provided a larger portion of our installation and configuration services for the 2009 quarter, which typically results in lower gross margins.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.5 million, or 13.7% of net sales for the quarter ended March 31, 2009, compared to $5.8 million, or 12.2% of net sales for the first quarter in 2008.

Sales and marketing expenses decreased $336,000 for the three month periods ended March 31, 2009, as compared to the same period in 2008.  With our decline in overall revenue, we had a decrease in variable compensation for commissions.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.9 million, or 7.3% of net sales for the quarter ended March 31, 2009, compared to $3.2 million, or 6.6% of net sales for the first quarter in 2008.

General and administrative expenses decreased $243,000 for the three months ended March 31, 2009, as compared to the same period in 2008.  We attribute this primarily to the cancellation of our annual sales meeting resulting in savings of $205,000 and a decrease in training expenses of $55,000.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $2.8 million, or 7.1% of net sales for the quarter ended March 31, 2009, compared to $3.2 million, or 6.6% of net sales for the first quarter in 2008.

Engineering expenses decreased $338,000 for the three months ended March 31, 2009 as compared to the same period in 2008.  This is primarily due to a decrease in variable compensation for bonuses of $114,000 and outside consulting expenses of $226,000.

Amortization of Intangibles.  We had $178,000 of intangible asset amortization expenses for each of the three month periods ended March 31, 2009 and 2008.  The identifiable intangible asset and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.

Earnings (Loss) from Operations.  We had a loss from operations of $856,000 for the three months ended March 31, 2009 and earnings from operations of $660,000 for the three months ended March 31, 2008.  The 2009 loss from operations is a result of a decrease in our revenues and margins due to the current economic downturn.  The 2008 earnings from operations is a result of higher revenues and margins with a limited increase in operating expenses.

Income Taxes.  We had income tax benefit of $221,000 for the three months ended March 31, 2009 and income tax expense of $353,000 for the three months ended March 31, 2008.  Our estimated effective tax rate for the first quarter of 2009 is 27%.  Our estimated effective tax rate for 2008 was 41%.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 44%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2009 as compared to $1.4 million for the three months ended March 31, 2008.  Significant items which impacted our operating cash flows as of March 31, 2009 were:

•                  A net loss of $596,000.

•                  A net increase in cash of approximately $2.0 million for accounts receivable and accounts payable.  This was primarily due to the collection of customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

Net cash used in investing activities was $5,000 for the three months ended March 31, 2009.  We used this cash for minimal computer equipment purchases. Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2008.  This cash was primarily provided by the sale of a short-term investment.  We are planning for $200,000 of capital expenditures for the remainder of 2009 related primarily to computer and communication system upgrades or other management information system enhancements.

Net cash used in financing activities was $63,000 for the three months ended March 31, 2009, from tax withholding payments reimbursed by restricted stock and a tax adjustment for stock based compensation. Net cash used in financing activities was $21,000 for the three months ended March 31, 2008, from tax withholding payments reimbursed by restricted stock.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are as of March 31, 2009, for the remainder of 2009 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2009	$1,507	$(576)	$931
2010	1,674	(752)	922
2011	1,596	(719)	877
2012	592	(239)	353
Thereafter	—	—	—
	$5,369	$(2,286)	$3,083

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2009.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Valuation of Long-Lived Assets, Including Finite-Lived Intangibles.  We evaluate long-lived assets and intangible assets with finite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances.  We base the evaluation on our projection of the undiscounted future operating cash flows of the underlying assets.  The downturn in the U.S. economy makes it increasingly difficult for us to accurately predict our future cash flows.  To the extent our projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, we record a charge to reduce the carrying amount to its estimated fair value.  The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows.  We consider the estimates associated with the asset impairment tests critical due to the judgments required in determining fair value amounts, including projected future cash flows.  Changes in these estimates may result in the recognition of an impairment loss.

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

Interest Rate Risk.  As of March 31, 2009, we had $27.6 million of cash and money market accounts and $1.5 million of short term investments consisting primarily of certificates of deposit. A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to Datalink Corporation, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2009.

Item 1A.  Risk Factors.

Except as provided below there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Dependence on Significant Customers.  We had no single customer account for 10% or greater of our revenues for the three  months ended March 31, 2009 and 2008, respectively.

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

Dated: May 15, 2009	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer