Form 10-Q
period 2009-06-30
DATALINK CORP
filed 2009-08-14
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

or

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

Yes  ☐  No  ☒

As of August 14, 2009, 12,934,535 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$26,331	$26,257
Short term investments	—	1,473
Accounts receivable, net	17,387	28,366
Inventories	2,352	1,230
Deferred customer support contract costs	42,875	43,674
Inventories shipped but not installed	5,871	10,235
Current deferred income taxes	1,417	1,417
Income tax receivable	280	14
Other current assets	367	219
Total current assets	96,880	112,885
Property and equipment, net	1,697	2,088
Goodwill	17,748	17,748
Finite life intangibles, net	2,545	2,900
Other assets	233	271
Total assets	$119,103	$135,892

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,165	$23,377
Accrued commissions	1,085	1,328
Accrued sales and use tax	218	403
Accrued expenses, other	2,399	3,451
Sublease reserve current	299	311
Customer deposits	3,647	6,073
Deferred revenue from customer support contracts	55,415	56,915
Total current liabilities	75,228	91,858
Deferred rent	127	157
Deferred income tax liability	723	723
Sublease reserve non-current	491	635
Total liabilities	76,569	93,373

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,921,709 and 12,930,264 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	13	13
Additional paid in capital	40,472	40,144
Retained earnings	2,049	2,362
Total stockholders’ equity	42,534	42,519
Total liabilities and stockholders’ equity	$119,103	$135,892

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
Products	$22,915	$29,052	$42,167	$57,578
Services	20,782	20,655	41,398	39,854
	43,697	49,707	83,565	97,432
Cost of sales:
Cost of products	17,062	21,759	31,462	42,826
Cost of services	14,995	14,616	29,890	28,268
Total cost of sales	32,057	36,375	61,352	71,094
Gross profit	11,640	13,332	22,213	26,338
Operating expenses:
Sales and marketing	5,275	5,923	10,776	11,760
General and administrative	2,835	2,901	5,765	6,074
Engineering	2,970	2,807	5,790	5,965
Amortization of intangibles	177	177	355	355
	11,257	11,808	22,686	24,154
Earnings (loss) from operations	383	1,524	(473)	2,184
Interest income, net	22	135	61	333
Earnings (loss) before income taxes	405	1,659	(412)	2,517
Income tax expense (benefit)	122	680	(99)	1,032
Net earnings (loss)	$283	$979	$(313)	$1,485

Net earnings (loss) per common share:
Basic	$0.02	$0.08	$(0.03)	$0.12
Diluted	0.02	0.08	(0.03)	0.12
Weighted average common shares outstanding:
Basic	12,444	12,357	12,450	12,361
Diluted	12,514	12,519	12,450	12,482

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(313)	$1,485
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	9	82
Depreciation	421	488
Amortization of intangibles	355	355
Amortization of discount on short term investments	—	—
Deferred rent	(30)	(40)
Amortization of sublease reserve	(156)	(169)
Stock based compensation expense	506	466
Changes in operating assets and liabilities
Accounts receivable	10,970	8,800
Inventories	3,242	714
Deferred costs/revenues/customer deposits, net	(3,127)	496
Accounts payable	(11,212)	(8,234)
Accrued expenses	(1,480)	(1,211)
Other	(376)	27
Net cash provided by (used in) operating activities	(1,191)	3,259

Cash flows from investing activities:
Proceeds from sale (purchase) of investments	1,473	2,477
Purchase of property and equipment	(30)	(365)
Net cash provided by investing activities	1,443	2,112

Cash flows from financing activities:
Excess tax from stock compensation	(108)	18
Tax withholding payments reimbursed by restricted stock	(70)	(68)
Net cash used in financing activities	(178)	(50)

Increase in cash and cash equivalents	74	5,321
Cash and cash equivalents, beginning of period	26,257	22,687
Cash and cash equivalents, end of period	$26,331	$28,008

Supplementary cash flow information:
Cash paid for income taxes	273	—

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

The financial statements presented herein as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Based on internal reviews of our accounting policies and financial presentation, we have made a classification change relating to customer payments for orders that we have shipped but not installed.  At June 30, 2009 and December 31, 2008, respectively, we had customer payments for orders that we have shipped but not installed of $3.6 million and $6.1 million.  In the past we had included customer prepayments in accounts receivable.  Our new policy is to classify customer deposits as its own current liability.  Accordingly, we changed the previously reported December 31, 2008 balance sheet to reflect this reclassification.  This reclassification increased both current assets and current liabilities proportionally and therefore did not change our previously reported working capital.

We have evaluated the period after our balance sheet date through August 14, 2009, which is the date that we had financial statements available for issue, and determined that there were no subsequent events or transactions that required recognition or disclosure in our financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net earnings (loss)	$283	$979	$(313)	$1,485

Basic:
Weighted average common shares outstanding	12,922	12,479	12,922	12,479
Weighted average common shares of non-vested stock	(478)	(122)	(472)	(118)
Shares used in the computation of basic net earnings (loss) per share	12,444	12,357	12,450	12,361
Net earnings (loss) per share — basic	$0.02	$0.08	$(0.03)	$0.12

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,444	12,357	12,450	12,361
Employee and non-employee director stock options	42	109	—	85
Non-vested stock	28	53	—	36
Shares used in the computation of diluted net earnings (loss) per share	12,514	12,519	12,450	12,482
Net earnings (loss) per share - diluted	$0.02	$0.08	$(0.03)	$0.12

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Non-vested common stock	130,000	135,334	347,049	281,084

Options to purchase shares of common stock	752,353	527,205	837,079	554,155

3.             Stock Based Compensation

Stock Compensation Plans:

We account for stock based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $147,000 and $153,000 for the three months ended June 30, 2009 and 2008, respectively.  Total stock-based compensation expense related to non-vested stock was $294,000 and $306,000 for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes our non-vested stock activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2009	477,758	$5.66
Granted	—	$—
Cancelled	(18,667)	3.61
Shares vested	(87,875)	$5.65
Non-vested stock at June 30, 2009	371,216	$5.58

Stock Options:

The following table represents stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2009	1,391,793	$5.29
Options granted	—	$—
Options exercised	—	$—
Options cancelled	(21,814)	$5.04
Outstanding options as of June 30, 2009	1,369,979	$5.29	4.03
Exercisable options as of June 30, 2009	1,165,979	5.53	2.71

Total stock-based compensation expense related to stock options was $64,000 and $66,000 for the three months ended June 30, 2009 and 2008, respectively.  Total stock-based compensation expense related to stock options was $129,000 for the six months ended June 30, 2009 and 2008.  Unrecognized stock-based compensation expense related to stock options was $407,000 at June 30, 2009 which we will amortize ratably through January 2011.

Other:

During the three months ended June 30, 2009 and 2008, we recognized expense of $45,000 and $27,000 related to the issuance of 10,500 and 5,791 shares of fully vested common stock to members of our Board of Directors.  During the six months ended June 30, 2009 and 2008, we recognized expense of $82,000 and $50,000 related to the issuance of 23,422 and 11,674 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended June 30, 2009 and 2008, the effective tax rate was 30% and 41%, respectively.  For the six months ended June 30, 2009 and 2008, the effective tax rate was 24% and 41%, respectively.  The lower tax rate for the three and six months ended June 30, 2009 as compared to the same periods in 2008  resulted primarily from an increase in stock-based compensation expense as a result of a shortfall recognized in excess of the APIC pool for incentive stock options and vested restricted stock under SFAS 123(R).  In accordance, with APB No. 28 and FIN 18, the impact of the shortfall was recorded as a discrete item and recognized in the current period.  At June 30, 2009, excluding the impact of discrete items, our estimated annual effective tax rate for 2009 is 51% compared to our annual effective tax rate for 2008 of 40%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which these temporary differences are deductible.  For the three months ended June 30, 2009, we recorded income tax expense of $122,000 with an effective tax rate of 30%.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 51%.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  At the adoption date of January 1, 2007 and at June 30, 2009 and 2008, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2009 and 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

5.             Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment we must complete the second step to measure the amount of impairment loss, if any.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.  At each of June 30, 2009 and 2008, we determined that our goodwill was not impaired.

6.                                      Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we are required to perform an impairment test for finite-lived assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  At each of June 30, 2009 and 2008, we determined that no triggering events had occurred during the quarter and our long-lived assets were not impaired.

7.                                      Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available for issue. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether the selected date represents the date the entity issued its financial statements or had them available for issue. SFAS 165 became effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”).  The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  We expect to conform our financial statements and related notes to the new Codification for the quarter ending September 30, 2009.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are an independent architect of enterprise-class information storage infrastructures. We derive our revenues principally from designing, installing and supporting data storage systems. Our solutions can include hardware products, such as disk arrays, tape systems and interconnection components and storage management software products.  The market for data storage products and services is large.  IDC estimates that digital information will occupy 988 billion gigabytes, by 2010.  As of June 30, 2009, we have 19 locations throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

We ended the second quarter of 2009 with a backlog of $28 million, which represents firm orders we expect to recognize as revenue in the next 90 days.  This compares to a backlog of $33 million as of December 31, 2008 and $29 million as of March 31, 2009.  In the current environment, we are seeing the negative impact of the worldwide economic downturn affect many of our customers, resulting in greater scrutiny given to storage spending projects and providing us with less visibility into their purchasing plans.  We have also had some customers decide to significantly delay the implementation of projects which they have already purchased and paid for.  We cannot predict what impact these economic uncertainties will have on our profitability going forward.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4	73.2	73.4	73.0
Gross profit	26.6	26.8	26.6	27.0
Operating expenses:
Sales and marketing	12.0	11.9	12.9	12.1
General and administrative	6.5	5.8	6.9	6.2
Engineering	6.8	5.6	6.9	6.1
Amortization of intangibles	0.4	0.4	0.4	0.4
Total operating expenses	25.7	23.7	27.1	24.8
Earnings (loss) from operations	0.9%	3.1%	(0.5)%	2.2%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Product sales	$22,915	$29,052	$42,167	$57,578
Service sales	20,782	20,655	41,398	39,854

Product gross profit	$5,853	$7,293	$10,705	$14,752
Service gross profit	5,787	6,039	11,508	11,586

Product gross profit as a percentage of product sales	25.5%	25.1%	25.4%	25.6%
Service gross profit as a percentage of service sales	27.8%	29.2%	27.8%	29.1%

Net Sales.  Our total net sales decreased by $6.0 million for the three months ended June 30, 2009, or 12.1%, from $49.7 million for the comparable quarter in 2008.  Our total net sales decreased by $13.9 million for the six months ended June 30, 2009, or 14.2%, from $97.4 million for the comparable period in 2008.  Our product sales decreased $6.1 million, or 21.1%, to $22.9 million for the three months ended June 30, 2009, from $29.1 million for the comparable quarter in 2008.  Our product sales decreased $15.4 million for the six months ended June 30, 2009, or 26.8%, from $57.6 million for the comparable period in 2008.  Our service sales increased $127,000, or 6.1%, to $20.8 million for the three months ended June 30, 2009 from $20.7 million for the comparable quarter in 2008.  Our service sales increased $1.5 million, or 3.9%, to $41.4 million for the six months ended June 30, 2009 from $39.9 million for the comparable period in 2008.

The decline in our product revenues for the three and six months ended June 30,  2009, as compared to the same periods in 2008 reflects the continuing negative impact of the economic slowdown that many of our customers are experiencing.  We expect our product revenues will continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses.

Our service sales increase for the three and six months ended June 30, 2009, as compared to the same periods in 2008 was due primarily to an increase in customer support contracts of $824,000 and $2.1 million, respectively.  We continue to benefit from sales of customer support contracts related to 2008 product sales, which are recognized over the contract term.  With the decrease in product revenues in late 2008 and into 2009, we cannot assure that our future service sales will not similarly decline.

We had no single customer account for 10% or greater of our revenues for either of the three or six months ended June 30, 2009 or 2008.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 26.6% for the quarter ended June 30, 2009, as compared to 26.8% for the comparable quarter in 2008.  Total gross profit as a percentage of net sales decreased to 26.6% for the period ended June 30, 2009, as compared to 27.0% for the comparable quarter in 2008.  Product gross profit as a percentage of product sales increased to 25.5% in the second quarter of 2009 from 25.1% for the comparable quarter in 2008.  Product gross profit as a percentage of product sales decreased to 25.4% for the six months ended June 30, 2009 from 25.6% for the comparable period in 2008.  Service gross profit as a percentage of service sales decreased to 27.8% for the second quarter of 2009 from 29.2% for the comparable quarter in 2008.  Service gross profit as a percentage of service sales decreased to 27.8% for the six months ended June 30, 2009 from 29.1% for the comparable period in 2008.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Vendor incentives were $436,000 and $237,000, respectively, for the three month periods ended June 30, 2009 and 2008.  Vendor incentives were $1.0 million and $1.1 million, respectively, for the six month periods ended June 30, 2009 and 2008.  Several of our vendors have also tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We estimate that our product gross margins for the remainder of 2009 will be approximately 24% to 25%.

Our service gross profit as a percentage of service sales for the three months ended June 30, 2009 decreased 1.4% as compared to the same period in 2008.  Our service gross profit as a percentage of services sales for the six months ended June 30, 2009 decreased 1.3%

as compared to the same period in 2008.  The primary reason for the decrease in service gross profit as a percentage of service sales for both the three and six month periods ended June 30, 2009, as compared to the same periods in 2008, is a slight increase in the percentage of overall services delivered by our vendors which typically carries a lower margin.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.3 million, or 12.0% of net sales for the quarter ended June 30, 2009, compared to $5.9 million, or 11.9% of net sales for the second quarter in 2008.  Sales and marketing expenses totaled $10.8 million, or 12.9% of net sales for the six months ended June 30, 2009, compared to $11.8 million, or 12.1% of net sales for the comparable period in 2008.

Sales and marketing expenses decreased $648,000 and $984,000 for the three and six month periods ended June 30, 2009, as compared to the same periods in 2008.  With our decline in overall revenue for both the three and six month periods ending June 30, 2009, as compared to the same periods in 2008, we had a decrease in variable compensation for commissions.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $2.8 million, or 6.5% of net sales for the quarter ended June 30, 2009, compared to $2.9 million, or 5.8% of net sales for the second quarter in 2008.  General and administrative expenses were $5.8 million, or 6.9% of net sales for the six months ended June 30, 2009, compared to $6.1 million or 6.2% of net sales for the comparable period in 2008.

General and administrative expenses decreased $66,000 for the three months ended June 30, 2009, as compared to the same period in 2008.  We attribute this primarily to a decrease in travel and entertainment expense of $70,000 due to our cost reduction initiatives.  General and administrative expenses decreased $309,000 for the six months ended June 30, 2009, as compared to the same period in 2008.  We attribute this primarily to the cancellation of our annual sales meeting resulting in savings of $205,000 and a decrease in training expenses of $130,000.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $3.0 million, or 6.8% of net sales for the quarter ended June 30, 2009, compared to $2.8 million, or 5.6% of net sales for the second quarter in 2008.  Engineering expenses were $5.8 million, or 6.9% of net sales for the six months ended June 30, 2009, compared to $6.0 million, or 6.1% of net sales for the comparable period in 2008.

Engineering expenses increased $163,000 for the three months ended June 30, 2009, as compared to the same period in 2008.  This is primarily due to a decrease in our allocation of engineering costs associated with installation and configuration services and with consulting services to our cost of service sales of $532,000.  This was offset by a decrease in travel and entertainment expense of $129,000 and variable compensation expense of $29,000.  Engineering expenses decreased $175,000 for the six months ended June 30, 2009, as compared to the same period in 2008.  This is primarily due to a decrease in travel and entertainment expense of $194,000.

Amortization of Intangibles.  We had $178,000 of intangible asset amortization expenses for each of the three month periods ended June 30, 2009 and 2008.  We had $355,000 of intangible asset amortization for each of the six month periods ended June 30, 2009 and 2008.  The identifiable intangible asset and subsequent amortization is due to our acquisition of MCSI on January 31, 2007.

Earnings (Loss) from Operations.  We had earnings from operations of $383,000 for the three months ended June 30, 2009 and earnings from operations of $1.5 million for the three months ended June 30, 2008.  The second quarter 2009 and 2008 earnings from operation are a result of higher revenues and margins with a decrease in operating expenses for 2009 and a limited increase in operating expenses for 2008.  We had a loss from operations of $473,000 for the six months ended June 30, 2009 and earnings from operations of $2.2 million for the six months ended June 30, 2008.  The loss from operations for the six month period ended June 30, 2009 is a result of a decrease in our revenues and margins due to the current economic downturn.  The earnings from operations for the six month period ended June 30, 2008 is a result of higher revenues and margins with a limited increase in operating expenses.

Income Taxes.  We had income tax expense of $122,000 and $680,000 for the three months ended June 30, 2009 and 2008, respectively.  We had income tax benefit of $99,000 for the six months ended June 30, 2009 and income tax expense of $1.0 million for the six months ended June 30, 2009.  Our estimated effective tax rate for the second quarter of 2009 is 30%.  Our estimated effective tax rate for 2008 was 40%.  In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 51%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1.2 million for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $3.3 million for the six months ended June 30, 2008.  Significant items which impacted our operating cash flows as of June 30, 2009 were:

•                  A net loss of $313,000.

•                  A decrease in accrued expenses primarily related to variable compensation of $1.5 million.

Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2009.  Net cash provided by investing activities was $2.1 million for the six months ended June 30, 2008.  This cash was primarily provided by the sale of short-term investments for both 2009 and 2008.  We are planning for $150,000 of capital expenditures for the remainder of 2009 related primarily to computer and communication system upgrades or other management information system enhancements.

Net cash used in financing activities was $178,000 for the six months ended June 30, 2009, from tax withholding payments reimbursed by restricted stock and a tax adjustment for stock based compensation. Net cash used in financing activities was $50,000 for the six months ended June 30, 2008, from tax withholding payments reimbursed by restricted stock.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are for the last six months of 2009 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2009	$907	$(384)	$523
2010	1,674	(752)	922
2011	1,596	(719)	877
2012	592	(239)	353
Thereafter	—	—	—
	$4,769	$(2,094)	$2,675

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2009.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Interest Rate Risk.  As of June 30, 2009, we had $26.3 million of cash and money market accounts.  A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors.

Except as provided below there has not been a material change to the risk factors as set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Dependence on Significant Customers.  We had no single customer account for 10% or greater of our revenues for the three or six months ended June 30, 2009 and 2008, respectively.

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

Effect of Recession on Data Storage Spending.  Initially in response to credit risks in the subprime mortgage marketplace, lenders have generally made credit less available, and more expensive, for corporate borrowers, including our customers.  A reduction in the availability or an increase in the price of borrowed funds could adversely affect our customers’ decisions or timing to purchase our data storage products and services.  In addition, the general downturn in consumer spending associated with the current recession affects adversely the decisions of our customers as to capital spending projects, including for data storage.

Item 2.           Changes in Securities and Use of Proceeds.

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 13, 2009, our shareholders elected Brent G. Blackey, Paul F. Lidsky, Margaret A. Loftus, Greg R. Meland, J. Patrick O’Halloran, James E. Ousley, Robert M. Price and Charles B. Westling as directors with the following votes:

	For	Withheld
Brent G. Blackey	9,848,215	1,409,000
Paul F. Lidsky	10,216,227	1,040,988
Margaret A. Loftus	9,654,646	1,602,569
Greg R. Meland	9,532,354	1,724,861
J. Patrick O’Halloran	10,258,727	998,488
James E. Ousley	9,346,572	1,910,643
Robert M. Price	7,936,381	3,320,834
Charles B. Westling	10,025,919	1,231,296

Item 5.  Other Information

None

Item 6.           Exhibits

(a)	Exhibits

	31.1	Certifications by the President and Chief Executive Officer and Vice President Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 14, 2009	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and Chief Financial Officer