Form 10-Q
period 2009-09-30
DATALINK CORP
filed 2009-11-12
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

As of November 12, 2009, 12,937,459 shares of the registrant’s common stock, $.001 par value, were outstanding.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, including our internal projections of anticipated 2009 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the effects of current economic and credit conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating current and possible futures acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  We cannot assure that our acquisition of Cross Telecom assets will increase our revenues or profits.  We also cannot assure that we will successfully purchase assets of Incentra, LLC’s reseller business, retain Incentra’s employee base, customers and advanced technology certifications, or generate anticipated revenues from the acquired business or profits.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$21,426	$26,257
Short term investments	2,730	1,473
Accounts receivable, net	17,411	28,366
Inventories	685	1,230
Deferred customer support contract costs	41,494	43,674
Inventories shipped but not installed	7,236	10,235
Current deferred income taxes	302	1,417
Income tax receivable	2,806	14
Other current assets	230	219
Total current assets	94,320	112,885
Property and equipment, net	1,616	2,088
Goodwill	17,748	17,748
Finite life intangibles, net	2,367	2,900
Other assets	219	271
Total assets	$116,270	$135,892

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,922	$23,377
Accrued commissions	1,050	1,328
Accrued sales and use tax	389	403
Accrued expenses, other	2,268	3,451
Sublease reserve current	293	311
Customer deposits	3,376	6,073
Deferred revenue from customer support contracts	53,378	56,915
Total current liabilities	70,676	91,858
Deferred rent	111	157
Deferred income tax liability	1,953	723
Sublease reserve non-current	420	635
Total liabilities	73,160	93,373

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 12,943,594 and 12,930,264 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	13	13
Additional paid in capital	41,132	40,144
Retained earnings	1,965	2,362
Total stockholders’ equity	43,110	42,519
Total liabilities and stockholders’ equity	$116,270	$135,892

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
Products	$22,412	$28,832	$64,579	$86,410
Services	20,299	21,148	61,697	61,002
	42,711	49,980	126,276	147,412
Cost of sales:
Cost of products	17,086	21,418	48,548	64,244
Cost of services	14,666	14,805	44,556	43,073
Total cost of sales	31,752	36,223	93,104	107,317
Gross profit	10,959	13,757	33,172	40,095
Operating expenses:
Sales and marketing	5,041	5,879	15,817	17,639
General and administrative	3,297	3,167	9,062	9,241
Engineering	2,829	2,824	8,619	8,789
Amortization of intangibles	178	178	533	533
	11,345	12,048	34,031	36,202
Earnings (loss) from operations	(386)	1,709	(859)	3,893
Interest income, net	21	125	83	472
Other expense	(1)	(24)	(2)	(38)
Earnings (loss) before income taxes	(366)	1,810	(778)	4,327
Income tax expense (benefit)	(282)	742	(381)	1,774
Net earnings (loss)	$(84)	$1,068	$(397)	$2,553

Net earnings (loss) per common share:
Basic	$(0.01)	$0.09	$(0.03)	$0.21
Diluted	(0.01)	0.08	(0.03)	0.20
Weighted average common shares outstanding:
Basic	12,564	12,373	12,520	12,365
Diluted	12,564	12,667	12,520	12,546

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(397)	$2,553
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	14	91
Depreciation	628	721
Amortization of intangibles	533	533
Amortization of discount on short term investments	(2)	—
Deferred rent	(46)	(54)
Deferred income taxes	2,345	—
Amortization of sublease reserve	(233)	(252)
Stock based compensation expense	1,189	717
Changes in operating assets and liabilities
Accounts receivable	10,943	8,929
Inventories	3,544	2,796
Deferred costs/revenues/customer deposits, net	(4,054)	534
Accounts payable	(13,455)	(14,678)
Accrued expenses	(1,475)	(921)
Income tax receivable and other	(2,751)	181
Net cash provided by (used in) operating activities	(3,217)	1,150

Cash flows from investing activities:
Proceeds from sale (purchase) of investments	(1,257)	2,477
Purchase of property and equipment	(156)	(585)
Net cash provided by (used in) investing activities	(1,413)	1,892

Cash flows from financing activities:
Excess tax from stock compensation	(163)	—
Proceeds from issuance of common stock from option exercise	91	61
Tax withholding payments reimbursed by restricted stock	(129)	(68)
Net cash used in financing activities	(201)	(7)

Increase (decrease) in cash and cash equivalents	(4,831)	3,035
Cash and cash equivalents, beginning of period	26,257	22,687
Cash and cash equivalents, end of period	$21,426	$25,722

Supplementary cash flow information:
Cash paid for income taxes	$277	$833
Cash received for income tax refunds	$47	$—

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

The financial statements presented herein as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

We have evaluated the period after our balance sheet date through November 12, 2009, which is the date that we had financial statements available for issue.

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

Reclassifications:

Based on internal reviews of our accounting policies and financial presentation, we have made a classification change relating to customer prepayments for orders that we have shipped but not installed.  At September 30, 2009 and December 31, 2008, respectively, we had customer prepayments for orders that we have shipped but not installed of $3.4 million and $6.1 million.  In the past we had included customer prepayments in accounts receivable.  Our new policy is to classify customer prepayments as its own current liability.  Accordingly, we have changed our previously reported December 31, 2008 balance sheet to reflect this reclassification.  This reclassification increased both current assets and current liabilities proportionally and therefore did not change our previously reported working capital.

Recently Issued Accounting Standards:

In October 2009, the FASB issued guidance now codified as FASB ASC Topic 605 “Revenue Recognition - Multiple-Deliverable Revenue Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:  (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires allocation of arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  A company may elect, but is not required, to adopt this guidance retrospectively for all prior periods.  We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.

In October 2009, the FASB issued guidance now codified as FASB ASC Topic 985 “Software — Certain Revenue Arrangements that Include Software Elements.”  This update excludes from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  This guidance is effective for us on January 1, 2011.  We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net earnings (loss)	$(84)	$1,068	$(397)	$2,553

Basic:
Weighted average common shares outstanding	12,908	12,941	12,908	12,941
Weighted average common shares of non-vested stock	(344)	(568)	(388)	(576)
Shares used in the computation of basic net earnings (loss) per share	12,564	12,373	12,520	12,365
Net earnings (loss) per share — basic	$(0.01)	$0.09	$(0.03)	$0.21

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,564	12,373	12,520	12,365
Employee and non-employee director stock options	—	183	—	121
Non-vested stock	—	111	—	60
Shares used in the computation of diluted net earnings (loss) per share	12,564	12,667	12,520	12,546
Net earnings (loss) per share - diluted	$(0.01)	$0.08	$(0.03)	$0.20

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Non-vested common stock	90,001	135,334	106,626	135,334

Options to purchase shares of common stock	573,937	521,205	629,837	527,205

3.             Stock Based Compensation

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $553,000 and $152,000 for the three months ended September 30, 2009 and 2008, respectively.  The three months ended September 30, 2009 includes $295,000 of compensation expense related to the severance agreement with our former president and chief executive officer.  Total stock-based compensation expense related to non-vested stock was $847,000 and $458,000 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2009	477,758	$5.66
Granted	—	$—
Cancelled	(35,334)	4.43
Shares vested	(136,625)	$6.00
Non-vested stock at September 30, 2009	305,799	$5.42

Stock Options:

The following table represents stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2009	1,391,793	$5.29
Options granted	450,000	$3.50
Options exercised	(27,326)	$3.32
Options cancelled	(280,430)	$6.62
Outstanding options as of September 30, 2009	1,534,037	$4.56	5.91
Exercisable options as of September 30, 2009	916,037	5.10	3.06

On July 20, 2009 we granted 450,000 stock options to our new president and chief executive officer.  These stock options vest over four years with one-fourth vesting each year if he is still employed by us.  We used the Black-Scholes option pricing model to estimate the fair value of stock options.  The weighted-average fair value per option at the date of grant was $2.15.  We estimated the fair value of the stock option grant with the following weighted average assumptions:

2009
Risk-free interest rates	2.8%
Expected dividend yield	0
Expected volatility factor	66%
Expected option holding period	6 years

Total stock-based compensation expense related to stock options was $96,000 and $66,000 for the three months ended September 30, 2009 and 2008, respectively.  Total stock-based compensation expense related to stock options was $225,000 and $176,000 for the nine months ended September 30, 2009 and 2008.  Unrecognized stock-based compensation expense related to stock options was $1.1 million at September 30, 2009 which we will amortize ratably through July 2013.

Other:

During the three months ended September 30, 2009 and 2008, we recognized expense of $34,000 and $33,000 related to the issuance of 9,500 and 7,653 shares of fully vested common stock to members of our Board of Directors.  During the nine months ended September 30, 2009 and 2008, we recognized expense of $116,000 and $83,000 related to the issuance of 32,922 and 19,327 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended September 30, 2009 and 2008, our effective tax rate was 77% and 41%, respectively.  For the nine months ended September 30, 2009 and 2008, our effective tax rate was 49% and 41%, respectively.  The higher tax rate for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 resulted primarily from an increase in stock-based compensation expense as a result of a shortfall recognized in excess of the APIC pool for incentive stock options and vested restricted stock.  We have recognized this expense as a discrete item in the current period.  Excluding the impact of this discrete item, our estimated annual effective tax rate for 2009 is 61% compared to our annual effective tax rate for 2008 of 40%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three months ended September 30, 2009, we recorded income tax benefit of $282,000 with an effective tax rate of 77%.  In the fourth quarter of 2009, we expect to report an income tax provision using an effective tax rate of approximately 61%.

In conjunction with the filing of our 2008 federal tax return for the year ending December 31, 2008, we filed forms for a change in accounting method with the IRS which changes our income tax accounting method for the deduction of various prepaid expenses and the revenue associated with multi-year contracts.   This resulted in an income tax receivable from prior periods of $2.8 million with no impact on income tax expense.

In accordance with FASB ASC Topic 740, “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  At the adoption date of January 1, 2007 and at September 30, 2009 and 2008, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2009 and 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

5.             Goodwill

In accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other,” we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment we must complete the second step to measure the amount of impairment loss, if any.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.  At each of September 30, 2009 and 2008, we determined thal no interim triggering events had occurred and that our goodwill was not impaired.

6.                                      Valuation of Long-Lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” we are required to perform an impairment test for finite-lived assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  At each of September 30, 2009 and 2008, we determined that no triggering events had occurred during the quarter and our long-lived assets were not impaired.

7.                                       Subsequent Events

On October 1, 2009, we entered into an agreement to acquire the networking solutions division of Minneapolis-based Cross Telecom’s (“Cross”), which qualifies as a business combination.  We completed an asset purchase of $2.0 million paid in cash.  Under the terms of the purchase agreement we entered into a services agreement with Cross under which it has agreed to purchase at least $1.8 million of networking products and services from us over the next three years.  We are currently in the process of determining the fair value of the assets acquired and therefore have not yet determined the allocation of the purchase price.

On October 21, 2009, we entered into a non-binding letter of intent to purchase the reseller business of Incentra, LLC (“Incentra”).  We have proposed to purchase assets of Incentra’s reseller group from New York City-based Laurus Funds, subject to successful completion of due diligence and customary approvals.  Incentra’s reseller business consists of approximately 150 employees, including 55 sales executives and 40 engineers.  Upon completion of this acquisition, we expect to maintain advanced certifications from Cisco and Microsoft currently held by Incentra.  Incentra has more than 3,000 customers that are primarily enterprises.  We anticipate that reseller revenues from the acquired business will be in the range of $80 - $100 million on an annualized basis.  We do not plan to assume any of Incentra’s debt.  We expect to close the transaction by the end of this year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a provider of data center infrastructure, solutions and services. Our solutions and services span four practices:  backup and recovery; consolidation and virtualization; archive and compliance; and business applications.  We derive our revenues principally from designing, installing and supporting data center infrastructures. Our solutions can include hardware products, such as disk arrays, tape systems, networking equipment, interconnection components and storage management software products.  As of September 30, 2009, we have 19 locations throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

The data center infrastructure solutions and services market is rapidly evolving and highly competitive.  Our competition includes independent storage system and data center infrastructure integrators, high end value added resellers, distributors, consultants and the internal sales force of our suppliers.  Our ability to hire and retain qualified outside sales representatives and engineers with enterprise-class information storage and data center infrastructure experience is critical to effectively competing in the marketplace and achieving our growth strategies.

In the past, we have experienced fluctuations in the timing of orders from our customers, and we expect to continue to experience these fluctuations in the future.  These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data center infrastructure solutions before customers deploy them, the size of customer orders, the complexity of our customers’ network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers.  Completion of our installation and configuration services may also delay recognition of revenues.  Current economic conditions and competition also affect our customers’ decisions and timing to place orders with us and the size of those orders.  As a result, our net sales may fluctuate from quarter to quarter.

We view the current data center infrastructure market as providing significant opportunity for growth.  Currently, Datalink’s market share is a small part of the overall market.  However, the providers of the data center infrastructure industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products.  While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth.  Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us.  We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure.  Our current strategies are focused on:

•                  Investing in customer-facing teams to attract top tier sales and technical talent which we believe will increase our market share in key locations.

•                  Deepening our presence in existing enterprise accounts and penetrating new mid-size and large enterprise accounts.

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

•                  Exploring potential acquisitions that we believe can strengthen our resources and capabilities in key geographic locations or in new and growing solution offerings.

To pursue these strategies, we are:

•                  Focusing on continuing to build our capabilities around virtualization and networking in the data center.

•                  Growing the company both organically and through acquisition opportunities.

•                  Focusing on corporate expense reductions.

All of these plans have various challenges and risks associated with them, including that:

•                  The worldwide economic downturn adversely affects our customers’ buying patterns.

•                  We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

•                  Competition is intense and may adversely impact our profit margin.  Customers have many options for data center infrastructure products and services.

RESULTS OF OPERATIONS

We ended the third quarter of 2009 with a backlog of $27 million, which represents firm orders we expect to recognize as revenue within the next 90 days.  This compares to a backlog of $33 million as of December 31, 2008, $29 million as of March 31, 2009 and $28 million as of June 30, 2009.  In the current environment, we continue to see the negative impact of the worldwide economic downturn on many of our customers, resulting in greater scrutiny given to storage spending projects and providing us with less visibility into their purchasing plans.  We have also had some customers decide to significantly delay the implementation of projects which they have already purchased and paid for.  We cannot predict what impact these economic uncertainties will have on our profitability going forward.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3	72.5	73.7	72.8
Gross profit	25.7	27.5	26.3	27.2
Operating expenses:
Sales and marketing	11.8	11.8	12.5	12.0
General and administrative	7.7	6.3	7.2	6.2
Engineering	6.6	5.6	6.8	6.0
Amortization of intangibles	0.4	0.4	0.4	0.4
Total operating expenses	26.5	24.1	26.9	24.6
Earnings (loss) from operations	(0.8)%	3.4%	(0.6)%	2.6%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Product sales	$22,412	$28,832	$64,579	$86,410
Service sales	20,299	21,148	61,697	61,002

Product gross profit	$5,326	$7,414	$16,031	$22,166
Service gross profit	5,633	6,343	17,141	17,929

Product gross profit as a percentage of product sales	23.8%	25.7%	24.8%	25.7%
Service gross profit as a percentage of service sales	27.8%	30.0%	27.8%	29.4%

Net Sales.  Our total net sales decreased by $7.3 million for the three months ended September 30, 2009, or 14.5%, from $50.0 million for the comparable quarter in 2008.  Our total net sales decreased by $21.1 million for the nine months ended September 30, 2009, or 14.3%, from $147.4 million for the comparable period in 2008.  Our product sales decreased $6.4 million, or 22.3%, to $22.4 million for the three months ended September 30, 2009, from $28.8 million for the comparable quarter in 2008.  Our product sales decreased $21.8 million for the nine months ended September 30, 2009, or 25.3%, from $86.4 million for the comparable period in 2008.  Our service sales decreased $849,000, or 4.0%, to $20.3 million for the three months ended September 30, 2009 from $21.1 million for the comparable quarter in 2008.  Our service sales increased $695,000, or 1.1%, to $61.7 million for the nine months ended September 30, 2009 from $61.0 million for the comparable period in 2008.

The decline in our product revenues for the three and nine months ended September 30,  2009, as compared to the same periods in 2008 reflects the continuing negative impact of the economic slowdown that many of our customers are experiencing.  We expect our product revenues will continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses.

Our service sale decrease for the three months ended September 30, 2009, as compared to the same period in 2008 was due primarily to a decrease in our installation and configuration services of $901,000 due to our lower product revenue sales for the same period.  Our service sales increase for the nine months ended September 30, 2009, as compared to the same periods in 2008 was due primarily to an increase in customer support contracts of $2.1 million which was offset by a decrease of $1.4 million for our installation and configuration services.  We continue to benefit from sales of customer support contracts related to 2008 product sales, which are recognized over the contract term.  With the decrease in product revenues in late 2008 and into 2009, we expect our installation and configuration services to decrease and we cannot assure that our future customer support contract sales will not similarly decline.

We had no single customer account for 10% or greater of our revenues for either of the three or nine months ended September 30, 2009 or 2008.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 25.7% for the quarter ended September 30, 2009, as compared to 27.5% for the comparable quarter in 2008.  Total gross profit as a percentage of net sales decreased to 26.3% for the nine months ended September 30, 2009, as compared to 27.2% for the comparable period in 2008.  Product gross profit as a percentage of product sales decreased to 23.8% in the third quarter of 2009 from 25.7% for the comparable quarter in 2008.  Product gross profit as a percentage of product sales decreased to 24.8% for the nine months ended September 30, 2009 from 25.7% for the comparable period in 2008.  Service gross profit as a percentage of service sales decreased to 27.8% for the third quarter of 2009 from 30.0% for the comparable quarter in 2008.  Service gross profit as a percentage of service sales decreased to 27.8% for the nine months ended September 30, 2009 from 29.4% for the comparable period in 2008.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  The third quarter 2009 product gross profit was lower than normal due to our renewed focus on pursuing new customer account opportunities.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Vendor incentives were $415,000 and $241,000, respectively, for the three month periods ended September 30, 2009 and 2008.  Vendor incentives were $1.4 million and $1.3 million, respectively, for the nine month periods ended September 30, 2009 and 2008.  Several of our vendors have also tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We estimate that our product gross margins for the remainder of 2009 will be between 24% and 25%.

Our service gross profit as a percentage of service sales for the three months ended September 30, 2009 decreased 2.2% as compared to the same period in 2008.  Our service gross profit as a percentage of services sales for the nine months ended September 30, 2009 decreased 1.6% as compared to the same period in 2008.  The primary reason for the decrease in service gross profit as a percentage of service sales for both the three and nine month periods ended September 30, 2009, as compared to the same periods in 2008, is an increase in the percentage of overall services delivered by our vendors which typically carries a lower margin.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $5.0 million, or 11.8% of net sales for the quarter ended September 30, 2009, compared to $5.9 million, or 11.8% of net sales for the third quarter in 2008.  Sales and marketing expenses totaled $15.8 million, or 12.5% of net sales for the nine months ended September 30, 2009, compared to $17.6 million, or 12.0% of net sales for the comparable period in 2008.

Sales and marketing expenses decreased $838,000 and $1.8 million for the three and nine month periods ended September 30, 2009, as compared to the same periods in 2008.  With our decline in overall revenue for both the three and nine month periods ending September 30, 2009, as compared to the same periods in 2008, we had a decrease in variable compensation for commissions.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.3 million, or 7.7% of net sales for the quarter ended September 30, 2009, compared to $3.2 million, or 6.3% of net sales for the third quarter in 2008.  General and administrative expenses were $9.1 million, or 7.2% of net sales for the nine months ended September 30, 2009, compared to $9.2 million or 6.2% of net sales for the comparable period in 2008.

General and administrative expenses increased $130,000 for the three months ended September 30, 2009, as compared to the same period in 2008.  In the three months ended September 30, 2009 we experienced decrease in variable compensation of $212,000 due to our below plan performance and a decrease in travel and entertainment, training and communication expenses of $37,000, $178,000 and $87,000, respectively, due to cost reduction initiatives.  However, we incurred a $624,000 charge for a severance agreement with our former president and chief executive officer.  During the nine months ended September 30, 2009, our general and administrative expenses decreased $179,000 as compared to the same period in 2008.  Although we incurred the severance agreement charge, we saved $205,000 by canceling our annual sales meeting and lowered our travel and entertainment, training and communication expenses by $126,000, $308,000 and $61,000, respectively, with our cost reduction initiatives.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $2.8 million, or 6.6% of net sales for the quarter ended September 30, 2009, compared to $2.8 million, or 5.6% of net sales for the third quarter in 2008.  Engineering expenses were $8.6 million, or 6.8% of net sales for the nine months ended September 30, 2009, compared to $8.8 million, or 6.0% of net sales for the comparable period in 2008.

Engineering expenses remained flat for the three months ended September 30, 2009, as compared to the same period in 2008.  Engineering expenses decreased $179,000 for the nine months ended September 30, 2009, as compared to the same period in 2008.  This is primarily due to a decrease in travel and entertainment expense of $284,000.

Amortization of Intangibles.  We had $178,000 of intangible asset amortization expenses for each of the three month periods ended September 30, 2009 and 2008.  We had $533,000 of intangible asset amortization for each of the nine month periods ended September 30, 2009 and 2008.  These charges are due to our acquisition of MCSI on January 31, 2007.

Earnings (Loss) from Operations.  We had a loss from operations of $386,000 for the three months ended September 30, 2009 and earnings from operations of $1.8 million for the three months ended September 30, 2008.  We had a loss from operations of $859,000 for the nine months ended September 30, 2009 and earnings from operations of $3.9 million for the nine months ended September 30, 2008.  The loss from operations for the three and nine month periods ended September 30, 2009 is a result of a decrease in our revenues and margins due to the current economic downturn.  The earnings from operations for the three and nine month periods ended September 30, 2008 is a result of higher revenues and margins with a limited increase in operating expenses.

Income Taxes.  We had income tax benefit of $282,000 and income tax expense of $742,000 for the three months ended September 30, 2009 and 2008, respectively.  We had income tax benefit of $381,000 for the nine months ended September 30, 2009 and income tax expense of $1.8 million for the nine months ended September 30, 2009.  Our estimated effective tax rate for the third quarter of 2009 is 77%.  Our estimated effective tax rate for 2008 was 40%.  For the balance of 2009, we expect to report an income tax provision using an effective tax rate of approximately 61%.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2009	2008
Total cash provided by (used in):
Operating activities	$(3,217)	$1,150
Investing activities	(1,413)	1,892
Financing activities	(201)	(7)
Increase (decrease) in cash and cash equivalents	$(4,831)	$3,035

Net cash used by operating activities was $3.2 million for the nine months ended September 30, 2009 as compared to net cash provided by operating activities of $1.2 million for the nine months ended September 30, 2008.  The decrease in cash provided by operations was due primarily to a net decrease in payables net of receivables of $2.5 million and a decrease in accrued expenses of $1.5 million primarily related to variable compensation.

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2009.  Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2008.  This cash was primarily used to purchase short-term investments in 2009 and was primarily provided by the sale of short term investments in 2008.  We are planning for $100,000 of capital expenditures for the remainder of 2009 related primarily to computer and communication system upgrades or other management information system enhancements.

Net cash used in financing activities was $201,000 for the nine months ended September 30, 2009, from tax withholding payments reimbursed by restricted stock and a tax adjustment for stock based compensation. Net cash used in financing activities was $7,000 for the nine months ended September 30, 2008, from tax withholding payments reimbursed by restricted stock.

We have elected not to pursue a credit facility at this time.  With our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have no outstanding debt, and if the need should arise to borrow funds, we believe that we could obtain a secured facility.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are for the last three months of 2009 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2009	$455	$(192)	$263
2010	1,686	(752)	934
2011	1,603	(719)	884
2012	591	(239)	352
Thereafter	—	—	—
	$4,335	$(1,902)	$2,433

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

Our significant accounting policies and estimates are summarized in our annual financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  Such judgments are subject to an inherent degree of uncertainty.  These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate.  We believe these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2009.  However, actual results may differ from these estimates under different assumptions and circumstances.

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

Product Sales With Service.  If we sell a bundled arrangement, then we defer recognizing any revenues on it until we finish our installation and/or configuration work.  We account for the hardware, software and service elements of our bundled arrangements by applying the completed contract method.  Factors we have considered in applying the completed contract method accounting include (i) the relatively short duration of our contracts, (ii) the difficulty of estimating our revenues on a percentage-of-completion method and (iii) our use of acceptance provisions on larger bundled arrangements.

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

Allowance for Doubtful Accounts.  We periodically review, estimate and adjust our reserves for doubtful accounts.  We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when deemed uncollectible.  Results could be materially different if economic conditions negatively impact our customers’ ability to pay.

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

Stock-Based Compensation.  We utilize the fair value method of accounting to account for share-based compensation awards which requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values.  We use the Black-Scholes model to determine the fair value of share-based payment awards.  Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value.  We determine the fair value of restricted stock grants based upon the closing price of our stock on the grant date.  We base recognition of compensation expense for our performance-based, non-vested shares on management’s estimate of the probable outcome of the performance condition.  Management reassesses the probability of meeting these performance conditions on a quarterly basis.  Changes in management’s estimate of meeting these performance conditions may result in significant fluctuations in compensation expense from period to period.

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

Interest Rate Risk.  As of September 30, 2009, we had $21.4 million of cash and money market accounts.  A decrease in market rates of interest on these accounts would have no material effect on the value of our assets or the related interest income. We have no short or long-term debt.

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

Dependence on Significant Customers.  We had no single customer account for 10% or greater of our revenues for the three or nine months ended September 30, 2009 and 2008, respectively.

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

Effect of Recession on Spending for Data Center Infrastructure, Solutions and Services.  Initially in response to credit risks in the subprime mortgage marketplace, lenders have generally made credit less available, and more expensive, for corporate borrowers, including our customers.  A reduction in the availability or an increase in the price of borrowed funds could adversely affect our customers’ decisions or timing to purchase our data center infrastructure, solutions and services.  In addition, the general downturn in consumer spending associated with the current recession affects adversely the decisions of our customers as to capital spending projects, including for data center infrastructure, solutions and services.

Recent Acquisition Activity.  We recently completed the acquisition of particular assets from Cross Telecom and have entered into a non-binding letter of intent to purchase assets of Incentra, LLC’s reseller business.  We cannot assure that we will consummate the Incentra acquisition.  We further cannot assure that either of these acquisitions will increase our revenues, profits or stock price.

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

Dated: November 12, 2009	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer