Form 10-K
period 2009-12-31
DATALINK CORP
filed 2010-03-31
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2009: $41,232,361.

        At March 15, 2010, the number of shares outstanding of the registrant's classes of common stock was 13,215,137.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference to Part III of this Form 10-K.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim, "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for storage including the effects of current economic and credit conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating current and possible futures acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price. Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably. We cannot assure that our recent acquisition of Cross Telecom assets will increase our revenues or profits. We also cannot assure that in conjunction with our recent acquisition of certain assets and assumption of certain liabilities of Incentra, LLC's reseller business (the "VAR Business" or "Incentra") we will retain Incentra's employee base, customers and advanced technology certifications, or generate anticipated revenues or profits from the acquired business.

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

PART I

Item 1.    Business.

Overview

        Datalink provides solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, Datalink assesses, designs, deploys and supports infrastructures—servers, storage and networks—at the heart of the data center.

        Our portfolio of solutions and services spans three practices:

  •
  Consolidation and virtualization
  Datalink consolidation and virtualization solutions and services ensure data center infrastructures are flexible, shared, and manageable. Our virtualization portfolio supports near-term needs (for example, virtualizing server and storage environments) and to helping organizations develop and execute long-term strategies for data center efficiency (for example, "cloud" computing and data center build-outs. Our virtualization infrastructure assessments provide end-to-end views of existing resources, including servers (both physical and virtual), applications and storage. With this cross-domain visibility and information about the interrelation of each area our customers can best evaluate our recommendations on design and alignment of their infrastructures to fully support their virtual environments.

  •
  Enhanced data protection
  Our enhanced data protection services and solutions help customers safeguard their information, as well as meet internal and external requirements for accessing, protecting, and retaining these assets. Our solutions include local and remote backup, disaster recovery, archive, and compliance. We align each solution with customer service level agreements and business needs in mind. Datalink backup audits and assessments provide customers with backup operation performance metrics and recommendations for improvement. Armed with this information, customers can more effectively hone in on problems and take corrective actions, thereby enhancing the efficiency of their backup operations.

  •
  Advanced network infrastructures
  Datalink assesses, designs, and deploys robust network infrastructures. We help companies consolidate, converge, and optimize their networks. Our solutions vary in scope from entire networks to enhanced router, switch, WLAN, security/VPN, and WAN optimization technologies. Datalink network architectural review services include an assessment of a customer's current network design, recommendations for improvement, and a roadmap for migrating to consolidated and converged network.

        Datalink offers a full suite of practice-specific analysis, design, implementation, management, and support services. We deliver these services through our experienced team of just over 120 professional and support services members based throughout the United States. Our customers view our professional services teams as an extension of their IT organization and a key differentiator.

        Our multi-site laboratories enable customers to participate in demonstrations of a wide variety of technologies, including: long distance, site-to-site replication; data recovery; WAN optimization; de-duplication; and virtualization. Customers can visit our physical laboratories in Atlanta, Chicago or Minneapolis. Alternatively, they can participate in a virtual demonstration from the convenience of their own office.

        In addition to demonstrations, we leverage these labs to test, validate and compare technologies from the leading manufacturers and software developers, perform configuration services, troubleshoot support issues and train our professional and support services teams.

Industry Highlights

        While driving greater efficiency and reducing costs continue as 2010 priorities, Gartner, Inc., an industry analyst group ("Gartner"), reports that businesses are beginning to focus on cautious growth—how to retain customers and maintain a competitive position. We expect this priority shift will motivate customers to assess and deploy technologies adding strategic business value to their organizations through scalable, shared and flexible IT capabilities.

        One such technology is virtualization. To address the increased need for efficiency, we anticipate that organizations will continue to consolidate and virtualize their server environments. Gartner estimates the server virtualization management market will grow by nearly a 30% compound annual growth rate (CAGR) between 2008 and 2013.

        We anticipate the virtualization of servers, storage and networks will primarily occur in stages, with a focus on building a foundation to support future private cloud strategies. We expect this will result in continued demand for shared storage, as well as backup and disaster recovery infrastructures tuned to virtualized server environments. We also expect that the increased bandwidth requirements of virtualized and consolidated server environments will drive demand for top-of-rack converged networks.

        Optimizing resources continues to be a focus. Gartner projects that nearly three-fourths of the market will implement data de-duplication in 2010. While companies have most heavily used data de-duplication for backup, usage is picking up in other areas, such as archiving and storage. Data de-duplication technologies reduce disk storage requirements, drive power and cooling cost savings and reduce network bandwidth usage. As such, we expect customers will continue to adopt this technology as part of their data center efficiency initiatives.

        Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage. Coupled with this growth are increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. At the same time, the worldwide economic downturn has caused IT departments to reduce IT spending and headcount. As a result, we expect customers will continue to look for alternatives to simplify management of storage, network and server infrastructures and increase productivity of existing IT teams.

        Throughout recent periods of economic instability, companies continue to recognize the importance and value of data as a strategic and competitive asset. Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, organizations continue to require flexible, scalable and highly available server, storage and network solutions.

        In 2010, we believe that capital investment priorities will include:

  •
  Virtualization and consolidation
  A comprehensive virtualization strategy encompasses server, storage and network environments. Without this integrated approach, companies cannot realize the full benefits of virtualization. We expect organizations will seek the professional services of a provider, like Datalink, to assess their environment and conduct a gap analysis, as well as to design and deploy consolidated and virtualized infrastructures. With a unified virtualization strategy, organizations will improve management and utilization, as well as reduce costs.

  •
  Enhanced data protection capabilities
  Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements are key drivers in data center decision making. We expect these requirements will drive the continued migration to disk-based protection solutions. Many of our customers have deployed disk-based backup and recovery solutions. With the convergence of key technologies, such as data de-duplication, WAN optimization, and advanced heterogeneous replication and snapshot software, we expect the benefits customers receive from disk-based backup will increase, resulting in increased demand.

  •
  Advanced network infrastructures
  We expect that increased bandwidth requirements of virtualized and consolidated servers will drive demand for top-of-rack converged networks. Top-of-rack converged networks help meet increased bandwidth requirements, as well as reduce rack-based power and cooling challenges. We also anticipate organizations will focus on network remediation services that drive greater network efficiency and performance.

  •
  Acceptance and growing need for data center services.
  We expect IT organizations to increasingly outsource data center infrastructure-related services, including consulting, implementation, management and support. An increased focus on technologies driving greater efficiency and business value, the growing complexity of networked environments and flat IT department headcount growth in light of current economic conditions facilitate this trend.

The Datalink Opportunity

        The movement toward computing environments that offer more adaptable and scalable IT services, drives demand for data center-focused solutions and services providers, such as Datalink. Both potential customers and data center infrastructure manufacturers are looking to providers, such as Datalink, primarily for the following reasons:

        Pressures on Customers.    Migrating data centers to those that are more efficient, scalable, and flexible, is complex. As a result, customers are looking for providers, such as Datalink to sort through their options, define migration plans, and execute accordingly. We believe organizations will increasingly look outside their in-house technical staff to leverage the expertise of companies, such as Datalink, for strategy definition and execution. The downsizing of IT departments in light of current economic conditions also necessitates increased reliance on external service providers such as us.

        Pressures on Manufacturers.    We believe manufacturers increasingly rely on channel partners such as us for three principal reasons:

  •
  Sophisticated, virtualized storage, network, and server solutions require the integration of highly specialized products made by a variety of manufacturers. A virtual data center, for instance, can utilize components such as software, disk systems, routers, switches, and servers, each from a different manufacturer. Manufacturers generally focus on only a portion of the overall data center, leaving companies like us to integrate comprehensive solutions from the best available products and technologies.

  •
  Gross profit margins have been under pressure for many manufacturers. Because of the high cost of maintaining a national sales and marketing organization, manufacturers have focused their resources on their research and development functions. This strategy requires them to leverage the sales and marketing functions of channel partners, such as Datalink.

  •
  With the recent economic downturn, many manufacturers have reduced the size of their sales and marketing and service organizations. Because of this, they can leverage their sales and marketing and service functions by partnering with companies such as Datalink.

        We believe we are uniquely positioned to capitalize on this significant opportunity for the following reasons:

        Expertise.    We have been implementing data center solutions for over twenty years. This experience has given us significant expertise in understanding and applying storage, server, and networking technologies and has allowed us to earn and retain the trust and confidence of our customers and suppliers. Our employees are a key differentiator. As such, we continually invest in training to adapt to the ever-changing needs of our customers and capitalize on opportunities.

        Not Tied to One Manufacturer.    Unlike many of our competitors, we are not tied to one or a limited number of manufacturers or particular technologies. This gives us the flexibility to be consultative in our approach. Our customers value our objectivity and rely on us to choose the best available hardware and software and tailor it to their individual needs.

The Datalink Solution

        We combine our expertise and comprehensives services portfolio with best-of-breed products from leading manufacturers to meet each customer's specific needs. Our services include:

Analysis

        At the beginning of an engagement, we place considerable emphasis on formulating a needs analysis based on each customer's business initiatives, operating environment and current and anticipated data storage and related server and networking requirements. While our focus is on each customer's unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data storage solutions for over twenty years to customers in numerous industries.

        Datalink assessment services provide customers with objective guidance on developing virtualization and consolidation, backup and recovery, and advanced network infrastructures that optimize their resources, leverage their existing environments and facilitate cost-effective growth for the future. These services provide an independent viewpoint to align people, processes and technologies with business objectives. They also help organizations maximize current investments, outline recommendations for future purchases and provide assurance that server, storage and networking infrastructures are efficient, reliable and scalable.

Design

        Once we have completed our initial analysis, we begin the design phase of the project. Our professional services teams work together to design a system that meets the customer's server, storage and networking needs and budget. Our customers value our flexibility to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project.

        We design data center infrastructures based on each customer's developed detailed business requirements. The engagement begins with a definition of the project's objectives, scope and key milestones. The Datalink team then prepares an outline of the schedule and deliverables. Following a thorough analysis, the team prepares a comprehensive blueprint of the infrastructure, including a detailed design schematic, key implementation milestones and recommendations for handling potential configuration issues to ensure a smooth transition to new server, storage and networking environments.

Implementation

        Once we design a solution, we formulate a detailed project implementation plan with our customers to meet their financial and operating objectives and minimize disruption to their operations. We oversee the timely delivery of hardware and software products to the customer's location. We then coordinate the installation with our professional services teams, or personnel from equipment manufacturers, and complete the installation at the customer's site using industry best practices.

Management

        We augment the staff of our customers by offering onsite professional services resources. These resources provide such services as backup and recovery administration, project management and storage administration. With the burden removed from internal IT teams, customers realize improved productivity and system performance.

Support

        We provide our customers advanced technical support from a team of customer support and field engineers. Our extensive experience with data center solutions enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. The support team also acts as our primary interface with manufacturers' technical support organizations.

        Datalink support services offer additional flexible levels of service to help organizations maximize the return on their technology investments. We believe that our customer support program is one of very few customer service plans that provide support across multiple storage product lines and manufacturers.

        We provide our analysis, design, implementation, management and support services to customers through either a stand-alone services engagement or as a part of an overall project that includes a server, storage and networking solutions and services.

Our Strategy

        Our strategy is to improve our position as the premier data center solutions and services provider and to develop a customer-focused, high performance company with sustainable profitable growth. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving needs of our customers. Key elements of our strategy include:

Increase Sales Team Productivity

        Although we believe that Datalink's sales productivity is high, we believe it can be enhanced. We continue to accelerate the learning and productivity curve of our newer sales professionals and enhance the skills of seasoned executives through implementation of techniques and best practices learned from our top producers.

Scale Existing Locations and Expand into New Locations

        We continue to scale our existing geographic locations to increase market share, leverage fixed expenses and provide higher quality service levels. Datalink will drive this growth by hiring experienced, quality account executives and field engineers to gain sales productivity and field engineering utilization. In the past we have made, and we intend to continue growth via select acquisitions. We seek acquisition targets that align closely with our data center portfolio.

Expand Customer Support Revenues

        We have significantly increased our customer support capabilities and performance over the last several years and will continue to make this a focus. Our customers appreciate our quality support initiatives, which we believe will continue to be a key differentiator and growth driver for Datalink.

Enhance Our Professional Services Business

        There is significant opportunity to sell more of our services expertise to customers. By improving our assessment, storage audit and implementation service methodologies and sales tools, we plan to enhance our solution selling capabilities and continue to drive gross margins to higher levels.

Suppliers and Products

        We do not manufacture server, storage, or networking products. Instead, we continually evaluate and test new and emerging technologies from leading manufacturers to ensure that our solutions incorporate state-of-the-art, high performance, cost-effective technologies. This enables us to maintain our technological leadership, identify new and innovative products and applications and objectively help our customers align their data center solutions with their business needs.

        We have strong, established relationships with the major storage, server, and networking hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux, Solaris, and in-depth knowledge of all major hardware platforms manufactured by industry leaders, such as NetApp, Inc., Hitachi Data Systems Corporation, Cisco Systems, Inc., Symantec Corporation, and Dell Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers' new product development, evaluation, introduction and marketing programs. These collaborations enable us to identify and market innovative new hardware and software products and exchange critical information in order to maximize customer satisfaction.

        Some of our major suppliers and the products they provide are listed:

Products	Suppliers
Disk Storage	Data Domain LLC Dell Inc. EMC Corporation Hitachi Data Systems Corporation International Business Machines Corp. NetApp Inc. Oracle Systems (Sun)
Tape Automation	Oracle Systems (Sun) Quantum Corporation Spectra Logic Corporation
Software	APTARE, Inc. Akorri, Inc. EMC Corporation Sepaton Inc. Symantec Corporation VMware, Inc.
Servers	Cisco Systems, Inc. Dell Inc. Oracle Systems (Sun)
Switches/Directors/Storage Networking	Brocade Communications Systems, Inc. Cisco Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

Customers

        Our customers trust us with their most demanding data center projects. Customer engagements range from specialized professional assessment and design services, to complex, virtual data center implementations. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which are reflected by our significant repeat business.

Sales and Marketing

        We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2009, we have 31 field sales offices in order to efficiently serve our customers' needs.

        Our field account executives and account associates work closely with our technical services team in evaluating the data center project needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. We believe that the average longevity of service of our sales force, and their close collaboration with our technical services team, are key factors to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other data center solution providers.

        In addition to the efforts of our field account executives, account associates, and technical services team we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly execute integrated, demand creation campaigns, gain exposure through online and print trade publications, hold webcasts and informational seminars and publish whitepapers and a quarterly newsletter.

Competition

        Datalink primarily competes with the direct sales forces of OEM's. Besides our current technology partners, these OEM competitors include Hewlett-Packard Company and IBM. In addition, we compete with channel partners of technology OEM's. These include Forsythe Technology, Inc., InterVision Systems Technologies Inc., Trace--3, Inc., Presidio, Incorporated, and Sirius Computer Solutions, Inc.

Employees

        As of December 31, 2009, we had a total of 307 full-time employees. We have no employment agreements with any of our employees, except for Mr. Lidsky, our President and Chief Executive Officer, Mr. Barnum, our Vice President of Finance and Chief Financial Officer, Mr. Beyer, our Executive Vice President of Sales and Service and Mr. O'Grady, our Executive Vice President of Strategy and Operations. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

        We configure products to customer specifications and generally ship them shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. We do not recognize revenue on hardware or software products until we have completed our required or contracted installation or configuration services in connection with the sale. Customer constraints, including customer readiness, and the availability of engineering resources significantly impacts when we can complete our installation and configuration services. The economic downturn has also led customers to curtail or delay capital spending projects, including server, storage and networking solutions. These factors, often beyond our control, prevent us from relying on backlog as a strong predictor of our future sales levels in any particular period. In this light, our backlog, which represents firm orders we expect to recognize as revenue within the next 90 days, was $46.0 million and $33.0 million at December 31, 2009 and 2008, respectively.

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

        Over the past year, financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have been impacted by these economic developments in that they continue to adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, and have reduced orders for our products and services. These economic conditions will continue to negatively impact us to the extent our customers defer purchasing decisions, thereby lengthening our sales cycles. In addition, our customers' may have constrained budgets affecting their ability to purchase our products at the same level. Our customers' ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. If we identify an acquisition of interest, we may find that it is difficult to obtain debt financing to consummate any transaction. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. Should these economic conditions result in us not meeting our revenue objectives, our operating results, financial condition and stock price could be adversely affected.

Competition could prevent us from increasing or sustaining our revenues or profitability.

        The enterprise-class information storage, server and networking market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. Current economic conditions also place pressure on our competitors to lower their prices and seek opportunities of size and scale different than in the past. We compete with independent storage, server and networking system suppliers to the mid to large enterprise market and numerous value-added resellers, distributors and consultants. We also compete in the storage, server and networking systems market with computer platform suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to changes in economic conditions and customer requirements and to new or emerging technologies, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

        Our suppliers are often our competitors. We are not the exclusive reseller of any data storage, server or networking product we offer. Instead, our suppliers market their products through other independent data storage, server and networking solution providers, original equipment manufacturers, and through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the server, storage and networking industries continues to consolidate and also converge with providers of server and networking technologies. This consolidation would likely result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage, server and networking solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage, server and networking solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us.

        In addition, most of our customers already employ in-house technical staffs. To the extent a customer's in-house technical staff develops sophisticated server, storage and networking systems expertise, the customer may be less likely to seek our services. Further, we compete with storage service providers who manage, store and backup their customers' data at off-site, networked data storage locations.

Our acquisition strategy poses substantial risks.

        As part of our growth strategy, we recently made two acquisitions and plan to continue to pursue acquisitions in the future. We may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, we may not be able to complete the business combination on commercially acceptable terms. Tightened credit markets in the current economic climate may make it difficult for us to obtain debt financing for any acquisition. We may need to raise additional equity to consummate future acquisitions, which may not be feasible, could be on terms we do not consider favorable, would cause dilution to existing investors and could adversely affect our stock price. The process of exploring and pursuing acquisition opportunities requires significant management and financial resources, which diverts attention from our core operations.

        Even if we are able to consummate an acquisition that we believe will be successful, the transaction may present many risks. These risks (which particularly apply to our recent acquisition of the reseller business of Incentra) include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with our existing product lines; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of our ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of our company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management and financial or industry analysts, or if others do not perceive the same benefits of the acquisition as we do, there could be a material, adverse effect on our business, financial condition, results of operations or stock price.

        We recently acquired the networking solutions division from Cross Telecom as part of our evolving strategy to implement server and networking solutions as part of our virtual data storage deployments. We cannot assure that we will successfully leverage these assets across our organization in a profitable manner.

Our revenue recognition policies unpredictably defer reporting of our revenues.

        We sell complex enterprise-class data storage, server and networking solutions, which include installation and configuration services. We do not recognize revenues from our sale of hardware and software products to our customers until we complete our required installation or configuration of these products. Installation and configuration of these solutions requires significant coordination with our customers and vendors. In the current economic environment, we have observed an increasing number of large customers delaying the completion of internal projects that are prerequisites to our installation services. Therefore, even if we have shipped all products to our customers, we may be unable to control the timing of product installation and configuration. These delays can prevent us from recognizing revenue on products we ship and may adversely affect our quarterly reported revenues. As a result, our stock price may decline.

Our key vendors could change or discontinue their incentive programs, which could adversely affect our business.

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products. In addition, they have offered margin enhancement programs which provide enhanced discounts for particular products or new customer orders. These programs contributed to our profitability in 2009, 2008 and 2007. We cannot assure that these programs will continue or that the sales quotas for our participation will not increase, adversely affecting our ability to take advantage of the incentives. If for any reason, we cannot obtain the same benefits from incentive programs as in the past, it may significantly impact our profitability in the future.

We derive a significant percentage of our revenues from a small number of customers.

        In 2009, 2008 and 2007, we had no customers that accounted for at least 10% of our revenues. However, our top five customers collectively accounted for 17%, 15%, and 21% of our 2009, 2008 and 2007 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. Current economic conditions likely will continue to adversely affect the number of and size of large projects available for us. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

Our business depends on our ability to hire and retain technical personnel and highly qualified sales people.

        Our future operating results depend upon our ability to attract, retain and motivate qualified engineers and sales people with enterprise-class data storage, server and networking solutions experience. If we fail to recruit and retain additional engineering and sales personnel, or if losses require us in the future to terminate employment of some of these personnel, we will experience greater difficulty realizing our business strategy, which could negatively affect our business, financial condition and stock price.

We generally do not have employment agreements with our key employees.

        Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, sales people, engineers and other technical personnel, many of whom have substantial experience in our industry and would be difficult to replace. Except as to our President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer, Executive Vice President of Sales and Service and Executive Vice President of Strategy and Operations, we do not have employment agreements with our employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

Our long sales cycle may cause fluctuating operating results, which may adversely affect our stock price.

        Our sales cycle is typically long and unpredictable, making it difficult to plan our business. Current economic conditions increased this uncertainty. Our long sales cycle requires us to invest resources in potential projects that may not occur. In addition, our long and unpredictable sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

If the storage, server and networking solutions industries fails to develop compelling new technologies, our business may suffer.

        Rapid and complex technological change, frequent new product introductions and evolving industry standards increase demand for our services. Because of this, our future success depends in part on the storage, server and networking solutions industry's ability to continue to develop leading-edge storage and related server and networking technology solutions. Our customers utilize our services in part because they know that newer technologies offer them significant benefits over the older technologies they are using. If the data storage industry ceases to develop compelling new storage, server and networking solutions, or if a single data storage, server and networking standard becomes widely accepted and implemented, it will be more difficult to sell new data storage, server and networking systems to our customers. The continued tightened budgets among established data storage, server and networking technology manufacturers and the difficulty of raising new capital for innovative, start-up companies, under current economic conditions may also stifle development of new data storage, server and networking technologies.

Control by our existing stockholders could discourage the potential acquisition of our business.

        Currently, our executive officers and directors beneficially own approximately 23.4% of our outstanding common stock. Acting together, these insiders may be able to elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

  •
  the timing of stock sales under 10b5-1 plans or otherwise; and

  •
  war and terrorism threats.

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

Future finite lived intangibles and goodwill impairment may unpredictably affect our financial results.

        We perform impairment analyses of our finite lived intangibles when a triggering event occurs and goodwill at least annually or when we believe there may be impairment. Future events could cause us to conclude that impairment indicators exist and that goodwill and/or the finite lived intangibles associated with our acquired businesses are impaired. With the overall decline in the stock market, over the past several years, future potential decline in our stock price and the continued impact of the global economic downturn, it may become more likely that we would need to write down the carrying value of our assets and incur a current period charge to our earnings. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The sublessee for our corporate headquarters may be unable to make their lease payments or default on their lease agreement.

        In December 2004, we agreed to sublease approximately 55,000 of the 104,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is 85 months starting in April 2005 and ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. If the sublessee was unable to make their lease payments to us or defaulted on the lease agreement, our operating results or financial condition and stock price may suffer as a result. The annual payments we expect to receive for our Chanhassen sublease is $950,000 for 2010 and 2011, respectively, and $317,000 for 2012.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We occupy 49,000 square feet of an office and warehouse facility in Chanhassen, Minnesota as our corporate headquarters, including our principal technical operations and our integration, assembly and support service operations. As of December 31, 2009, our other 24 locations (which house sales and technical staff) are small-to-medium-sized offices throughout the United States.

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

	High	Low
Year Ended December 31, 2009
First Quarter	$3.50	$2.50
Second Quarter	4.45	2.80
Third Quarter	4.26	3.05
Fourth Quarter	4.60	3.59
Year Ended December 31, 2008
First Quarter	4.28	3.63
Second Quarter	4.95	3.78
Third Quarter	6.26	4.25
Fourth Quarter	4.05	2.34

        On March 15, 2010, the closing price per share of our common stock was $4.20. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 15, 2010, there were approximately 77 holders of common stock, including record holders and stockholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held through a small number of record holders by over 1,248 beneficial owners.

        Except for distributions paid to our stockholders related to S corporation earnings generated prior to our initial public offering in 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2009 nor did we have any unregistered sales of equity securities during 2009. You can find additional information about our equity compensation plans in Part III, Item 11 of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. We derived the data as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, from our audited financial statements that are included in this Annual Report. We derived the data as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2006 and 2005, from our audited financial statements not included in this Annual Report. We acquired the reseller business of Incentra in December 2009 and MCSI in January 2007. They are included in our financial statements beginning on those dates.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$94,788	$113,493	$111,201	$102,400	$81,582
Service sales	83,294	82,104	66,571	43,583	35,531

Total net sales	178,082	195,597	177,772	145,983	117,113

Cost of sales:
Cost of product sales	71,303	84,980	84,369	77,365	62,147
Cost of services	60,343	57,966	48,111	30,521	24,321

Total cost of sales	131,646	142,946	132,480	107,886	86,468

Gross profit	46,436	52,651	45,292	38,097	30,645

Operating expenses:
Sales and marketing	21,408	23,368	22,067	15,985	15,062
General and administrative	11,943	11,902	11,720	10,434	9,954
Engineering	11,650	11,590	9,181	6,098	5,121
Integration and transaction costs	1,043	—	442	—	—
Charge for sublease reserve(1)	—	—	—	—	3,502
Amortization of finite-lived intangibles(2)(3)(4)	843	711	727	—	224

Total operating expenses	46,887	47,571	44,137	32,517	33,863

Earnings (loss) from operations	(451)	5,080	1,155	5,580	(3,218)
Interest income, net	94	589	983	714	303
Other expense	(1)	(37)	(75)	—	—

Earnings (loss) before income taxes	(358)	5,632	2,063	6,294	(2,915)
Income tax expense (benefit)(5)	197	2,236	864	(2,203)	—

Net earnings (loss)	$(555)	$3,396	$1,199	$8,497	$(2,915)

Net earnings (loss) per common share:
Basic	$(0.04)	$0.27	$0.10	$0.77	$(0.28)
Diluted	$(0.04)	$0.27	$0.10	$0.76	$(0.28)
Weighted average shares outstanding:
Basic	12,550	12,370	12,156	11,006	10,318
Diluted	12,550	12,495	12,392	11,127	10,318

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$15,631	$27,730	$25,164	$22,900	$13,434
Working capital(6)	14,179	23,735	15,992	19,011	9,385
Total assets	156,195	135,892	131,469	86,849	63,143
Stockholders' equity	43,415	42,519	38,244	27,322	15,835

(1)
We recorded a charge for sublease reserve of $3.5 million related to the sublease of approximately 55,000 of the 104,000 square feet we formerly occupied as part of our corporate headquarters in Chanhassen, Minnesota and the sale of a lot we owned next to our headquarters.

(2)
In January 2007, we entered into an agreement and plan of merger with MCSI. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles, consisting of $4.3 million of customer relationships and $76,000 of backlog, which have estimated lives of six years and two months, respectively. We are amortizing them using the straight line method. We incurred integration costs of $442,000 in conjunction with the acquisition of MCSI.

(3)
In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom. We have included its results of operations beginning on the acquisition date. We recorded finite lived intangibles, consisting of $67,000 for services agreement and $467,000 for certifications, which have estimated lives of four years and two years, respectively. We are amortizing them using the straight line method.

(4)
In December 2009, we acquired the reseller business of Incentra. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles, consisting of $263,000 of trademarks, $1.1 million of backlog and $3.8 million of customer relationships, which have estimated lives of three years, 1 year and 8 years, respectively. We are amortizing them using the straight line method. In 2009, we incurred integration costs of $1.0 million in conjunction with the acquisition of Incentra's reseller business.

(5)
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

(6)
Our working capital for 2007, 2006 and 2005 does not reflect our reclassification of deferred costs and revenues for customer support contracts greater than twelve months in duration as non-current assets and liabilities, respectively.

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

Overview

        Datalink provides solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, Datalink assesses,

designs, deploys, and supports infrastructures—servers, storage and networks—at the heart of the data center. Our portfolio of solutions and services spans three practices: consolidation and virtualization, enhanced data protection and advanced network infrastructures. Datalink offers a full suite of practice-specific analysis, design, implementation, management, and support services.

        Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products. Datalink's data center strategy is supported through multiple trends in the market in supporting the market and our customers with a single vendor to provide their data center infrastructure needs. Gartner estimates the server virtualization management market will grow by nearly a 30% compound annual growth rate (CAGR) between 2008 and 2013. Although Gartner estimates that storage costs are approximately 10% of a typical data center spending budget, Datalink's data center portfolio covers services and products estimated by Gartner to represent over 55% of a data center's spending budget. As of December 31, 2009, we have 32 locations throughout the United States. We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

        The data center infrastructure solutions and services market is rapidly evolving and highly competitive. Our competition includes other independent storage, server and networking system integrators, high end value-added resellers, distributors, consultants and the internal sales force of our suppliers. Our ability to hire and retain qualified outside sales representatives and engineers with enterprise-class information storage, server and networking experience is critical to effectively competing in the marketplace and achieving our growth strategies.

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

        We view the current data center infrastructure market as providing significant opportunity for growth. Currently, Datalink's market share is a small part of the overall market. However, the providers of the data center infrastructure industry's products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as Datalink to sell their products. While these trends provide opportunity for Datalink, we must improve our business model to generate sustainable, profitable growth. Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us. We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure. Our current strategies are focused on:

  •
  Increasing our sales team productivity.

  •
  Scaling our existing geographic locations and expanding into new locations.

  •
  Expanding our customer support revenues.

  •
  Enhancing our professional services business.

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

  •
  Targeting high growth market segments and deploying new technologies which focus on cost saving technologies for our customers.

  •
  Driving high levels of efficiency by streamlining our supply chain and expanding our professional services tools.

  •
  Expanding our customer support capabilities and tools-based professional services offerings that we believe will provide more value to our customers.

        All of these plans have various challenges and risks associated with them, including that:

  •
  Continued worldwide economic troubles may adversely affect our customers' buying patterns.

  •
  We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

  •
  Competition is intense and may adversely impact our profit margin. Customers have many options for data storage products and services.

  •
  We may not successfully identify acquisition candidates or profitably integrate any business we acquire.

Acquisitions

        In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Under the terms of the purchase agreement, Cross entered into a services agreement with us under which it agreed to purchase at least $1.8 million of Cisco networking products and services from us over the next three years. We believe the acquisition of this team of certified Cisco networking experts will be additive to our expertise in designing, implementing and managing sophisticated virtualized data center, storage and backup recovery solutions. In addition, we obtained Cross' Cisco Silver certification. Please see Note 2 to our financial statements for further information.

        In December 2009, we acquired the reseller business of Incentra, LLC ("Incentra"). Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note due March 31, 2010. The $5.0 million working capital payment is subject to post-closing adjustments, either upward or downward, in connection with the amount, if any, that Incentra's actual working capital at the closing date was greater or less than $5.0 million. We will make any downward adjustments on a dollar-for-dollar basis. We will make any upward adjustments in the amount of $0.50 for each dollar by which actual working capital at closing, after taking into account the collection of accounts receivable and the payment of accounts payable through June 30, 2010, exceeded $5.0 million. The promissory note is secured by the assets we purchased under the Asset Purchase Agreement. This acquisition doubles our presence in Chicago and the Northeast and provides us with a significant presence in the West. Our combined team now has expanded experience to design and implement complex data center solutions, which will deliver increased productivity and efficiency for our customers. Our results for 2009 reflect the addition of Incentra's reseller business for thirteen days. Please see Note 2 to our financial statements for further information.

        In January 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. ("MCSI"), a storage consulting, solutions and service provider based in Chicago, Illinois. We believe the acquisition strengthened our presence in our then existing regional markets and expanded our reach into a number of then key new regional markets. We paid a purchase price of approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock. Our results of operations for 2007 reflect the addition of MCSI for eleven months.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which we have prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.

        Note 1 of the Notes to our Financial Statements describes the significant accounting policies we used in the preparation of our financial statements. We consider some of these significant accounting policies as "critical accounting policies". A "critical accounting policy" is both material to the presentation of our financial statements and requires our management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. More specifically, critical accounting policies require us to make assumptions about highly uncertain matters at the time of the estimate. They also require us to consider different estimates we could reasonably have used, or changes in our estimate that are reasonably likely to occur, which would have a material effect on our financial condition or results of operations.

        We cannot determine estimates and assumptions about future events and their effects with certainty. On an on-going basis, we evaluate our estimates against historical experience and various other assumptions we believe applicable and reasonable under the circumstances. Our estimates may change as new events occur, as we obtain additional information and as our operating environment changes. These changes have historically been minor and we have included them in our financial statements as soon as we learned of them. Our management reviews the development and selection of our critical accounting policies and estimates with our Audit Committee. We have consistently applied our critical accounting policies throughout our accompanying financial statements.

Results of Operations

        We ended 2009 with a record backlog of $46 million, representing firm orders we expect to recognize as revenue in the next 90 days. This compares to a backlog of $33 million as of December 31, 2008 and $31 million as of December 31, 2007. In the current economic environment, we continue to see the negative impact of the worldwide economic downturn on many of our customers, resulting in greater scrutiny given to data center spending projects and providing us with less visibility into their purchasing plans. We cannot predict what impact these economic uncertainties will have on our profitability going forward.

        Our sales decreased $17.5 million or 8.9% to $178.1 million for 2009 as compared to 2008. Our gross margin decreased $6.2 million or 11.8% to $46.4 million for 2009 as compared to 2008. Our earnings from operations decreased $5.5 million from $5.1 million in 2008 to a loss of $451,000 in 2009. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Years Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.9	73.1	74.5

Gross profit	26.1	26.9	25.5

Operating expenses:
Sales and marketing	12.0	11.9	12.4
General and administrative	6.7	6.1	6.6
Engineering	6.5	5.9	5.2
Integration costs	0.6	—	0.2
Amortization of intangibles	0.5	0.4	0.4

Total operating expenses	26.3	24.3	24.8

Operating earnings	(0.3)%	2.6%	0.7%

Comparison of Years Ended December 31, 2009, 2008 and 2007

        The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Years Ended December 31,
	2009	2008	2007
Product sales	$94,788	$113,493	$111,201
Service sales	83,294	82,104	66,571
Product gross profit	$23,485	$28,513	$26,832
Service gross profit	22,951	24,138	18,460
Product gross profit as a percentage of product sales	24.8%	25.1%	24.1%
Service gross profit as a percentage of service sales	27.6%	29.4%	27.7%

        Net Sales.    Our product sales decreased 16.5% in 2009 from 2008 to $94.8 million, and increased 2.1% in 2008 from 2007 to $113.5 million. Our service sales, which includes customer support, consulting and installation services, increased 1.4% in 2009 over 2008 to $83.3 million, and increased 23.3% in 2008 from 2007 to $82.1 million. Our 2009 results include revenues of $4.4 million from the acquisition of Incentra's reseller business.

        The decline in our product revenues in 2009 as compared to 2008 reflects the continuing negative impact of the economic slowdown that many of our customers are experiencing. The modest increase in our product sales in 2008 as compared to 2007 is primarily from the successful integration of MCSI and increased storage spending in the marketplace. Our more recent product revenues continue to reflect our customers' closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses. This has created longer sales cycles with a number of large project delays. We believe that this spending slow down among our customers will continue into 2010.

        The increase in our service revenues for 2009 over 2008 and 2008 over 2007 reflects an increase in our customer support contract revenues. For 2009, customer support contract revenues increased $2.3 million or 3.3% over 2008 while installation and configuration service revenues decreased $1.5 million or 13.4% mirroring our decrease in product sales over the same period. For 2008, customer support contract revenues increased $14.7 million or 26.1% over 2007, and installation and configuration service revenues increased $1.1 million or 15.8% over the same period. For both 2009 and 2008, the slowdown in the growth of our customer support contract revenues and installation and configuration services relates to the downturn in our product revenues. We experienced a slight benefit in sales of customer support contracts related to 2008 product sales, which we recognize over the contract term. With the decline in product revenues in late 2008 and for 2009, we expect our customer support and installation and configuration services to decrease in 2010 and we cannot assure that our future customer support contract sales will not similarly decline.

        We had no single customer account for 10% or greater of our revenues for the years ended December 31, 2009, 2008 and 2007.

        Gross Profit.    Our total gross profit as a percentage of net sales was 26.1% in 2009, decreasing from 26.9% in 2008 and increasing from 25.5% in 2007.

        Product gross profit as a percentage of product sales was 24.8% in 2009 as compared to 25.1% in 2008 and 24.1% in 2007. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. Our product gross profit as a percentage of product sales decreased for 2009 over 2008 due to our renewed focus on pursuing new customer account opportunities and pricing pressures from our customers due to the current economic downturn. Our product gross profit as a percentage of product sales increased for 2008 over 2007 due to the continued efforts by our sales force to sell higher margin storage solutions. This included the increased percentage of our product sales coming from disk sales which have historically experienced higher margins.

        Our product gross profit is also impacted by the various programs we have in place with our vendors that provide economic incentives for achieving various sales performance targets. Achieving these targets contributed favorably to our product gross profit by $2.0 million, $1.5 million and $2.0 million in 2009, 2008 and 2007, respectively. These vendor incentive programs constantly change and we negotiate them separately with each vendor. While we expect the incentive programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.

        Service gross profit as a percentage of service sales was 27.6% in 2009 as compared to 29.4% in 2008 and 27.7% in 2007. In 2009, our service gross profit decreased because our vendors delivered a greater percentage of our installation and configuration services, which typically carries a lower margin. In 2008, we had only $509,000 in MCSI acquisition purchase accounting adjustments that required us to reduce revenues and corresponding margins to reflect the fair value of acquired maintenance contracts. Accordingly, for 2008, our gross profit percentage of service sales returned to our then historical range of between 29% and 30%.

        We estimate that our product gross margins will decline to between 20% and 22% during 2010 as we implement our strategy of selling solutions into the data center that include lower margin servers and networking products. For 2010, we expect service gross margins to remain in the range of 27% to 30%, with total gross margins of between 23% and 25%.

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $21.4 million, or 12.0% of net sales for 2009 as compared to $23.4 million, or 11.9% of net sales for 2008 and $22.1 million, or 12.4% of net sales for 2007. The decrease in sales and marketing expenses in absolute dollars for 2009 over 2008 is due to a $2.5 million reduction in variable compensation and commissions, in turn related to the overall decline in revenues and gross profit in 2009. The increase in sales and marketing expense in absolute dollars for 2008 over 2007 is primarily a result of higher commission expense of $1.3 million which, in turn is due to our revenue increase for the year. The increase in sales and marketing expenses as a percentage of net sales from 2009 to 2008 is due to the overall decline in our revenue for 2009. The decrease in sales and marketing expense as a percentage of net sales from 2008 to 2007 reflects better leverage of our fixed costs as revenues increased in 2008. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales. We will continue to carefully monitor our travel and other sales and marketing expenses in light of current economic conditions.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses remained flat at $11.9 million, or 6.7% of net sales for 2009 compared to $11.9 million, or 6.1% of net sales for 2008 and $11.7 million, or 6.6% in 2007. However, 2009 spending included $558,000 of severance agreement payments for several of our former executives. Cost reduction efforts in 2009 resulted in savings of $205,000 by canceling our annual sales meeting. We also lowered our travel and entertainment, training and communication expenses by $149,000, $162,000 and $131,000, respectively. The modest increase in general and administrative expense in absolute dollars for 2008 as compared to 2007 is primarily due to an increase in variable compensation expense of $300,000 related to exceeding 2008 performance objectives. Our general and administrative expenses were higher as a percentage of net sales for 2009 as compared to 2008 due to the overall decline in our revenue for 2009. Our general and administrative expenses were lower as a percentage of net sales for 2008 as compared to 2007, as a result of more controlled spending coupled with an increase in revenues.

        Engineering.    Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Therefore, if we continue to incur a slowdown in product sales during 2010 because of current economic conditions, we will have higher engineering expenses. Engineering expenses increased to $11.7 million, or 6.5% of net sales in 2009 compared to $11.6 million, or 5.9% of net sales in 2008 and $9.2 million, or 5.2% of net sales in 2007. The slight increase in engineering expenses in absolute dollars for 2009 over 2008 is due to an increase in salaries and benefits of $289,000 as we continually invest in regional engineering support. The increase in engineering expenses in absolute dollars for 2008 over 2007 is due primarily to an increase in compensation expense of $1.6 million for additional regional and customer support resources and an increase in variable compensation expense of $751,000 related to exceeding 2008 performance objectives. The increase in engineering expenses as a percentage of sales for 2009 as compared to 2008 and 2008 as compared to 2007 is primarily the result of investments in regional engineering support, regional management and customer support resources.

        Integration Costs.    We had integration expenses of $1.0 million in 2009. We incurred the majority of these expenses for the acquisition of the reseller business of Incentra in December 2009. Integration expenses for the Incentra transaction included audit, legal and other outside consulting fees, expenses for our transition services agreement with Incentra and severance payments. We had integration expenses of $442,000 in 2007 related to the January 2007 acquisition of MCSI. Those integration expenses included salaries and benefits of MCSI employees who assisted with the initial integration but whom we ultimately did not retain, together with retention bonuses and severance payments.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $843,000, $711,000 and $727,000 in 2009, 2008 and 2007, respectively. Amortization of intangible assets increased to $843,000 in 2009 from $711,000 in 2008 due to the acquisition of the networking solutions division of Cross Telecom and the Incentra reseller business. Amortization of intangible assets decreased to $711,000 in 2008 from $727,000 in 2007 due to the amortization of backlog from our 2007 MCSI acquisition. The finite-lived intangibles we acquired in our acquisition of the networking solutions division of Cross Telecom consisted of a services agreement and certifications having estimated lives of four years and two years, respectively. The finite-lived intangibles we acquired in our Incentra reseller business acquisition consisted of trademarks, order backlog and customer relationships having estimated lives of three years, one year and eight years, respectively. The finite lived intangibles we acquired in our MCSI acquisition consisted of customer relationships and backlog having estimated lives of six years and two months, respectively. We are amortizing all of these finite-lived intangible assets using the straight line method. We expect amortization expense to be approximately $2.6 million in 2010.

        In accordance with FASB Topic 350, "Intangibles—Goodwill and Other," we assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit. For 2009, 2008 and 2007, we determined that our goodwill was not impaired.

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment. If there is an indication of possible impairment, we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

        Since we have one reporting unit, we estimate our fair value based on our market capitalization plus a control premium. As of our measurement date, December 31, 2009, our market capitalization was well above our stockholders equity without a control premium. A control premium is the amount that a buyer would pay over a company's current market price based on its traded price per share (i.e. market capitalization) to acquire a controlling interest. Control premiums are justified by expected acquisition synergies, such as expected cash flow increases from cost savings and revenue enhancements. We determine the appropriate range of control premiums to apply by reviewing those paid over the past three years by similar companies with market capitalizations of between $20 million and $200 million.

        We cannot assure that continuing adverse economic conditions will not trigger future goodwill impairment testing or an impairment charge. In addition, we cannot assure that our business, or others of similar size, would ever sell at a price reflecting our estimated control premium. We further cannot assure that our market capitalization represents the fair value of our reporting unit or that a sustained drop in our market capitalization would not cause any impairment. We will continue to monitor and evaluate the carrying value of our goodwill to determine whether interim asset impairment testing is warranted.

        In accordance with FASB ASC Topic 360, "Property, Plant, and Equipment," we perform an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2009,

2008 and 2007, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

        Operating Earnings.    We realized a loss from operations of $451,000 in 2009 and operating earnings of $5.1 million in 2008 and $1.2 million in 2007. Our loss from operations in 2009 is a result of a decrease in our revenues and margins due to the current economic downturn and integration costs we incurred in conjunction with our acquisition of Incentra's reseller business. The increase in our earnings from operations in 2008 as compared to 2007 is a result of higher revenues and gross margins partially offset by higher operating expenses.

        Income Taxes.    We had income tax expense of $197,000 in 2009 which resulted in our estimated effective tax rate of (55%). For 2009, we had income tax expense despite our loss position due to certain permanent differences, including those for meals and entertainment and incentive stock compensation expense. We had income tax expense of $2.2 million in 2008 which resulted in our estimated effective tax rate of 40%. We had income tax expense of $864,000 in 2007 which resulted in our estimated effective tax rate of 42%. As of December 31, 2009, we had $4.6 million of federal net operating carryforwards that will expire in 2028. Also at that date, we had $7.1 million of state net operating loss carryforwards to offset future state taxable income. These state tax carryforwards expire between 2013 and 2028. For 2009 and 2007, respectively, we recorded approximately $1,300 and $104,000 to equity for tax benefits associated with the exercise of stock options. For 2008, we recorded approximately $13,000 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 38% to 40%.

Quarterly Results and Seasonality

        The following table sets forth our unaudited quarterly financial data for each quarter of 2009 and 2008. We have prepared this unaudited information on the same basis as our audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	2009				2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$39,868	$43,697	$42,711	$51,806	$47,725	$49,707	$49,980	$48,185
Gross profit	10,573	11,640	10,959	13,264	13,006	13,332	13,757	12,556
Operating earnings (loss)	(856)	383	(386)	408	660	1,524	1,709	1,187
Net earnings (loss)	(596)	283	(84)	(158)	505	979	1,068	843

        We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large data center evaluations and purchases, delays in data center installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, and trends in the data center industry in general or the geographic and industry specific markets in which operate now or in the future. In addition, current economic conditions and competition also affect our customers' decisions to place or delay orders with us, and the size and scale of their orders. Further, our success in integrating any acquired business or in opening any new field offices could impact our operating results.

Liquidity and Capital Resources

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Total cash provided by (used in):
Operating activities	$686	$3,446	$5,054
Investing activities	(14,008)	204	(5,521)
Financing activities	(34)	(80)	254

Increase (decrease) in cash and cash equivalents	$(13,356)	$3,570	$(213)

        Since our initial public offering we have financed our operations and capital requirements through cash flows generated from operations. Our working capital was $14.2 million at December 31, 2009 as compared to $23.7 million at December 31, 2008. At December 31, 2009, our cash and cash equivalents balance was $12.9 million as compared to cash and cash equivalents of $26.3 million at December 31, 2008.

        Cash provided by operating activities for 2009 was $686,000. Cash provided by operating activities for 2009 was primarily impacted by:

  •
  A net loss for the year of $555,000.

  •
  An increase in deferred income taxes of $2.9 million primarily related to an accounting method change with the IRS for income tax purposes.

  •
  A net decrease in working capital (accounts receivable, inventories and accounts payable) of $4.9 million reflecting our overall lower revenues for the year.

  •
  A non-cash charge of $1.5 million for stock compensation expense.

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

        Cash used in investing activities was $14.0 million in 2009. In 2009, our primary use of cash for investing activities was to complete our October 2009 acquisition for the networking solutions division of Minneapolis-based Cross Telecom and our December 2009 acquisition for the Incentra reseller business. In addition, we invested an additional $1.3 million in short-term investments. Cash provided by investing activities was $204,000 in 2008. In 2008, we had proceeds from the sale of short-term investments of $1.0 million offset by purchases of $800,000 for upgraded computer equipment and telephone systems and leasehold improvements. Cash used in investing activities was $5.5 million in 2007. In 2007, we used this cash primarily for the acquisition of MCSI, purchase of a short-term investment, and leasehold improvements and upgraded computer equipment.

        Cash used in financing activities in 2009 and 2008 was $34,000 and $80,000, respectively, which was primarily for the redemption of restricted shares for tax withholding payments. Cash provided by financing activities in 2007 was $254,000 which we received from the exercise of stock options and warrants.

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

        In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom, which qualified as a business combination. This was an asset purchase for $2.0 million in cash.

        In December 2009, we acquired the reseller business of Incentra. Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with its reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note to be paid on or before March 31, 2010. The $5.0 million working capital payment is subject to post-closing adjustments, either upward or downward, in connection with the amount, if any, that Incentra's actual working capital at the closing date was greater or less than $5.0 million. We will make any downward adjustments on a dollar-for-dollar basis. We will make any upward adjustments in the amount of $0.50 for each dollar by which actual working capital at closing, after taking into account the collection of accounts receivable and the payment of accounts payable through June 30, 2010, exceeded $5.0 million. The promissory note is secured by the assets we purchased under the Asset Purchase Agreement.

        In January 2007, we acquired MCSI, a storage consulting, solutions and service provider based in Chicago, Illinois. We paid approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock.

        We believe that our current cash balance and funds generated from operations will finance our current operations and planned capital expenditures for at least the next twelve months. We believe if the need should arise to borrow funds, we could obtain a secured facility. Because of our interest in pursuing additional acquisitions, we may consider a future sale of our common stock. However, the current state of the financial markets could impact our ability to obtain such funding.

Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet financing.

Contractual Obligations and Commitments

        As of December 31, 2009, our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases and a note payable to the seller of an acquired business as follows:

	Notes Payable	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2010	$3,000	$2,578	$(752)	$1,826
2011	—	2,240	(719)	1,521
2012	—	1,064	(239)	825
2013	—	428	—	428
2014	—	383	—	383
Thereafter	—	—	—	—

	$3,000	$6,693	$(1,710)	$4,983

        We periodically enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2009, no such losses existed.

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

        We are planning for $500,000 to $1.0 million of capital expenditures during 2010 primarily related to enhancements to our management information systems and upgraded computer equipment.

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

        Business Combinations.    We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. We allocate the fair value of the acquisition to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability. We classify any remaining fair value of the acquisition as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows we expect to generate with the acquired assets. We amortize certain identifiable, finite-life intangible assets, such as service agreements, certifications, trademarks, order backlog and customer relationships, on a straight-line basis over the intangible asset's estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from one to eight years. We do not amortize goodwill or other intangible assets we determine to have indefinite lives. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

        During 2009, we applied business combination accounting to our acquisitions of the networking solutions division of Cross Telecom, and to our acquisition of the Incentra reseller business. See Note 2 to our financial statements included in this annual report on Form 10-K for more information about the application of business combination accounting to these acquisitions.

        Valuation of Goodwill.    In accordance with FASB ASC Topic 350 "Intangibles—Goodwill and Other," we assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit.

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment. If there is an indication of possible impairment, we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

        Valuation of Long-Lived Assets, Including Finite-Lived Intangibles.    In accordance with FASB ASC Topic 360, "Property, Plant, and Equipment," we perform an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets.

        Stock-Based Compensation.    We utilize the fair value method of accounting to account for share-based compensation awards. This requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We use the Black-Scholes model to determine the fair value of share-based payment awards. Our stock price, as well as assumptions regarding a number of highly complex and subjective variables, will affect our determination of fair value. We determine the fair value of restricted stock grants based upon the closing price of our stock on the grant date. We base recognition of compensation expense for our performance-based, non-vested shares on management's estimate of the probable outcome of the performance condition. Management reassesses the probability of meeting these performance conditions on a quarterly basis. Changes in management's estimate of meeting these performance conditions may result in significant fluctuations in compensation expense from period to period.

Recent Accounting Pronouncements

        In December 2007, the FASB issued new accounting guidance which changes how we account for business acquisitions occurring after January 1, 2009. The guidance requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance have, among other things, impacted the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration); required us to exclude transaction costs from acquisition accounting for acquisitions occurring after January 1, 2009; and changed accounting practices for acquired contingencies, acquisition related restructuring costs, in-process research and development, indemnification assets and tax benefits. This guidance was effective for us beginning January 1, 2009.

        In April 2009, the FASB issued accounting guidance regarding disclosures about the fair value of financial instruments including the methods and significant assumptions used to estimate fair value. This guidance increases the frequency of certain fair value disclosures from annual to quarterly. This guidance was effective in 2009.

        In May 2009, the FASB updated its accounting guidance regarding subsequent events, establishing principles and requirements for disclosures concerning subsequent events. In particular, it sets for the period after the balance sheet date during which management is required to evaluate events or transactions that have or may occur for potential recognition or disclosure in the financial statements; the circumstances under which we must recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that we must make about events or transactions that occurred after the balance sheet date. This updated guidance was effective for the current reporting period.

        In October 2009, the FASB issued guidance now codified as FASB ASC Topic 605 "Revenue Recognition—Multiple-Deliverable Revenue Arrangements." This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires allocation of arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures for a vendor's multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but is not required, to adopt this guidance retrospectively for all prior periods. We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.

        In October 2009, the FASB issued guidance now codified as FASB ASC Topic 985 "Software—Certain Revenue Arrangements that Include Software Elements." This update excludes from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. This guidance is effective for us on January 1, 2011. We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.

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

        Interest rate risk.    As of December 31, 2009, we had $12.9 million of cash and money market accounts and $2.7 million of short term investments consisting primarily of certificates of deposit. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

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

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations.

We were not engaged to examine management's assessment of the effectiveness of Datalink Corporation's internal control over financial reporting as of December 31, 2009, included in this annual report on Form 10-K, under the caption "Management's Report on Internal Control over Financial Reporting," and accordingly, we do not express an opinion thereon.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 31, 2010

DATALINK CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$12,901	$26,257
Short term investments	2,730	1,473
Accounts receivable, net	45,612	28,366
Inventories	1,669	1,230
Current deferred customer support contract costs	38,050	33,087
Inventories shipped but not installed	8,973	10,235
Current deferred income taxes	—	1,417
Income tax receivable	1,073	14
Other current assets	288	219

Total current assets	111,296	102,298
Property and equipment, net	1,808	2,088
Goodwill	23,701	17,748
Finite-lived intangibles, net	7,810	2,900
Deferred customer support contract costs non-current	11,186	10,587
Other assets	394	271

Total assets	$156,195	$135,892

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,062	$23,377
Note payable due to seller of acquired business	3,000	—
Accrued commissions	2,860	1,328
Accrued sales and use taxes	1,228	403
Accrued expenses, other	3,092	3,451
Current deferred tax liability	814	—
Sublease reserve current	288	311
Customer deposits	3,994	6,073
Current deferred revenue from customer support contracts	48,765	43,620
Other current liabilities	14	—

Total current liabilities	97,117	78,563
Deferred income tax liability	1,357	723
Deferred revenue from customer support contracts non-current	13,850	13,295
Sublease reserve non-current	348	635
Other liabilities non-current	108	157

Total liabilities	112,780	93,373

Commitments and contingencies (Notes 5, 6, and 8)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,260,788 and 12,930,264 shares issued and outstanding as of December 31, 2009 and 2008, respectively	13	13
Additional paid-in capital	41,595	40,144
Retained earnings	1,807	2,362

Total stockholders' equity	43,415	42,519

Total liabilities and stockholders' equity	$156,195	$135,892

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales:
Product sales	$94,788	$113,493	$111,201
Service sales	83,294	82,104	66,571

Total net sales	178,082	195,597	177,772
Cost of sales:
Cost of product sales	71,303	84,980	84,369
Cost of services	60,343	57,966	48,111

Total cost of sales	131,646	142,946	132,480

Gross profit	46,436	52,651	45,292
Operating expenses:
Sales and marketing	21,408	23,368	22,067
General and administrative	11,943	11,902	11,720
Engineering	11,650	11,590	9,181
Integration and transaction costs	1,043	—	442
Amortization of intangibles	843	711	727

Total operating expenses	46,887	47,571	44,137

Earnings (loss) from operations	(451)	5,080	1,155
Interest income	94	589	983
Other expense	(1)	(37)	(75)

Net earnings (loss) before income taxes	(358)	5,632	2,063
Income tax expense	197	2,236	864

Net earnings (loss)	$(555)	$3,396	$1,199

Net earnings (loss) per common share:
Basic	$(0.04)	$0.27	$0.10
Diluted	$(0.04)	$0.27	$0.10
Weighted average common shares outstanding:
Basic	12,550	12,370	12,156
Diluted	12,550	12,495	12,392

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount			Total
Balances, December 31, 2006	11,229	$11	$29,544	$(2,233)	$27,322
Net earnings	—	—	—	1,199	1,199
Issuance of common stock for MCSI acquisition	1,164	1	8,952	—	8,953
Stock option and restricted stock expense	11	—	516	—	516
Redemption of restricted shares for tax withholding payments	—	—	(140)	—	(140)
Tax benefit from stock based compensation	—	—	104	—	104
Common shares issued under exercise of stock options	72	—	290	—	290

Balances, December 31, 2007	12,476	12	39,266	(1,034)	38,244
Net earnings	—	—	—	3,396	3,396
Stock option and restricted stock expense	486	1	959	—	960
Redemption of restricted shares for tax withholding payments	(52)	—	(128)	—	(128)
Tax expense from stock based compensation	—	—	(13)	—	(13)
Common shares issued under exercise of stock options	20	—	60	—	60

Balances, December 31, 2008	12,930	13	40,144	2,362	42,519
Net loss	—	—	—	(555)	(555)
Stock option and restricted stock expense	345	—	1,485	—	1,485
Redemption of restricted shares for tax withholding payments	(64)	—	(208)	—	(208)
Common shares issued under exercise of stock options	50	—	174	—	174

Balances, December 31, 2009	13,261	$13	$41,595	$1,807	$43,415

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(555)	$3,396	$1,199
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for bad debts	57	88	36
Depreciation	838	966	1,101
Amortization of finite lived intangibles	843	711	727
Amortization of discount on short term investments	(15)	(1)	(31)
Deferred income taxes	2,866	(182)	421
Amortization of sublease reserve	(310)	(335)	(360)
Stock based compensation expense	1,485	959	516
Loss on disposal of assets	—	17	60
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(8,226)	3,775	(2,950)
Inventories	1,098	3,617	(6,186)
Deferred customer support contract costs/revenues, net	(567)	934	4,313
Accounts payable	2,606	(10,014)	5,334
Accrued expenses	460	(594)	804
Other	106	109	70

Net cash provided by operating activities	686	3,446	5,054

Cash flows from investing activities:
Sale (purchases) of investments	(1,257)	1,004	(2,446)
Purchases of property and equipment	(391)	(800)	(1,234)
Payment for acquisitions, net of cash acquired	(12,360)	—	(1,841)

Net cash provided by (used in) investing activities	(14,008)	204	(5,521)

Cash flows from financing activities:
Tax benefit (expense) from stock based compensation	—	(13)	104
Tax withholding payments reimbursed by restricted stock	(208)	(128)	(140)
Proceeds from issuance of common stock from option exercise	174	60	290

Net cash provided by (used in) financing activities	(34)	(80)	254

Increase (decrease) in cash and cash equivalents	(13,356)	3,570	(213)
Cash and cash equivalents, beginning of year	26,257	22,687	22,900

Cash and cash equivalents, end of year	$12,901	$26,257	$22,687

Supplementary cash flow information:
Cash paid for income taxes	278	2,727	71
Cash received for income tax refunds	1,888	—	13
Supplementary non-cash investing and financing activities:
See Note 2 for non-cash information on our acquisitions

The accompanying notes are an integral part of these financial statements.

 DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

  Description of Business:

        Datalink Corporation provides solutions and services that help make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, Datalink helps companies migrate from physical to virtual data centers, ensure data protection and optimize enterprise networks. We derive our revenues principally from designing, installing and supporting data center solutions. Our solutions and services span three practices: consolidation and virtualization of data center infrastructures; enhanced data protection; and advanced network infrastructures. We are frequently engaged to provide assistance in the installation of data center solutions and to provide support services subsequent to the installation. Occasionally, we are engaged for consulting services.

  Reclassifications:

        Based on internal reviews of our accounting policies and financial presentation, we have reclassified certain prior-year amounts in our 2008 balance sheet to conform to the 2009 balance sheet presentation.

        We have made a classification change relating to customer prepayments for orders that we have shipped but not installed. At December 31, 2009 and 2008, respectively, we had customer prepayments for orders that we have shipped but not installed of $4.0 million and $6.1 million. In the past, we had included customer prepayments in accounts receivable. Our new policy is to classify customer prepayments as its own current liability. Accordingly, we have changed our previously reported December 31, 2008 balance sheet to reflect this reclassification. This reclassification increased both current assets and current liabilities proportionally and therefore did not change our previously reported working capital.

        We reclassified on our balance sheet the portion of deferred costs and revenues of customer support contracts greater than twelve months in duration as non-current assets and liabilities, respectively. We previously reported all of our customer support contracts and related costs in current liabilities and current assets, respectively. Accordingly, we have changed our previously reported December 31, 2008 balance sheet to reflect this reclassification. At December 31, 2008, deferred costs and revenues of customer support contracts greater than twelve months in duration were $10.6 million and $13.3 million, respectively. This reclassification had no effect on previously reported total assets or total liabilities, operating income, net earnings or net cash flows from operating activities.

  Recently Issued and Adopted Accounting Standards:

        In December 2007, the FASB issued new accounting guidance which changes how we account for business acquisitions occurring after January 1, 2009. The guidance requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance have, among other things, impacted the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration); required us to exclude transaction costs from acquisition accounting for acquisitions occurring after January 1, 2009; and changed accounting practices for acquired contingencies, acquisition related restructuring costs, in-process research and development, indemnification assets and tax benefits. This guidance was effective for us beginning January 1, 2009.

        In April 2009, the FASB issued accounting guidance regarding disclosures about the fair value of financial instruments including the methods and significant assumptions used to estimate fair value. This guidance increases the frequency of certain fair value disclosures from annual to quarterly. This guidance was effective in 2009.

        In May 2009, the FASB updated its accounting guidance regarding subsequent events, establishing principles and requirements for disclosures concerning subsequent events. In particular, it sets for the period after the balance sheet date during which management is required to evaluate events or transactions that have or may occur for potential recognition or disclosure in the financial statements; the circumstances under which we must recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that we must make about events or transactions that occurred after the balance sheet date. This updated guidance was effective for the current reporting period.

        In October 2009, the FASB issued guidance now codified as FASB ASC Topic 605 "Revenue Recognition—Multiple-Deliverable Revenue Arrangements." This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires allocation of arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures for a vendor's multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but is not required, to adopt this guidance retrospectively for all prior periods. We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.

        In October 2009, the FASB issued guidance now codified as FASB ASC Topic 985 "Software—Certain Revenue Arrangements that Include Software Elements." This update excludes from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. This guidance is effective for us on January 1, 2011. We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.

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

  Short-Term Investments:

        Our short term investments consist principally of certificates of deposits. We categorize these investments as not available-for-sale securities and record them at fair market value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments.

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

        We recorded accounts receivable net of the reserve for doubtful accounts of $629,000 and $199,000 at December 31, 2009 and 2008, respectively.

  Concentration of Credit Risk:

        We had no customers that comprised more than 10% of our sales in 2009, 2008 or 2007.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves by $122,000 and $100,000 at December 31, 2009 and 2008, respectively.

  Property and Equipment:

        We state property and equipment, including purchased software, at cost. We provide for depreciation and amortization by charges to operations using the straight-line method over the estimated useful lives of the assets (ranging from 2 to 10 years). We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. We remove the costs and related accumulated depreciation and amortization on asset disposals from the accounts and include any gain or loss in operating expenses. We capitalize major renewals and betterments, but charge maintenance and repairs to current operations when incurred.

	December 31,
	2009	2008
	(In thousands)
Property and equipment:
Construction in process	$39	$87
Leasehold improvements	1,487	1,473
Furniture and fixtures	2,067	2,016
Equipment	4,202	3,684
Computers and software	2,297	2,273

	10,092	9,533
Less accumulated depreciation and amortization	8,284	7,445

	$1,808	$2,088

  Goodwill:

        We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit. Our measurement date was December 31, 2009.

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment. If there is an indication of possible impairment, we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

  Valuation of Long-Lived Assets:

        We perform an impairment test for finite-lived assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2009, 2008 and 2007, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

  Stock Compensation Plans:

        We utilize the fair value method of accounting to account for share-based compensation awards. This requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We use the Black-Scholes model to determine the fair value of share-based payment awards. Stock-based compensation expense was $1.5 million, $959,000 and $516,000 for 2009, 2008 and 2007, respectively.

  Income Taxes:

        We calculate income taxes using the asset and liability method of accounting for income taxes. Under the liability method, we record deferred income taxes to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which we expect these items to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amount we expect more likely than not to realize. Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities.

  Uncertain Tax Positions:

        We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. We include interest and penalties for our tax contingencies in income tax expense. At December 31, 2009 and 2008, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

  Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the reserve for doubtful accounts, reserve for obsolete and slow moving (excess) inventory and impairment analysis of goodwill and long-lived assets. Actual results could differ from those estimates.

  Revenue Recognition:

        Revenue Recognition.    We realize revenue from the design, installation and support of data center solutions, which may include hardware, software and services. We recognize revenue when we have met our obligations for installation or other services and collectability is reasonably assured.

        Product Sales.    We sell software and hardware products on both a "free-standing" basis without any services and as data center solutions bundled with its installation and configuration services ("bundled arrangements").

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

        Customer Support Contracts.    When we sell hardware and/or software products to our customers, we enter into service contracts with them. These contracts are support service agreements. A majority of the time, our internal support desk first assists the customer by performing an initial technical triage to determine the source of the problem and whether we can direct the customer on how to fix the problem. If we cannot solve the problem, we transfer the customer to the manufacturer or its designated service organization.

        When we do not provide "first call" assistance, usually because the manufacturer has not authorized us to do so, our customers call the manufacturer or its designated service organization directly for both the initial technical triage and any follow-up assistance. If the customer calls us first, we transfer the customer to the third party.

        In both scenarios above, we purchase third party support contracts from the manufacturers for their services. In accordance with our agreements, and consistent with standard industry practice, we prepay the third party based on its "list price" for maintenance on the specific hardware or software products we have sold, less our negotiated discounts with the third party. Terms are generally net 30 days. If we provide the initial "first call" services our discounts off of list price are more substantial. In all cases, we are the primary obligor in the transaction. The customer ultimately holds us responsible for fulfillment of the third party support contracts and we bear credit risk in the event of nonpayment by the customer.

        We report customer support contract revenue on a gross basis as there are sufficient indicators in accumulation that we should be reporting these revenues on a gross basis in accordance with ASC

Topic 605-45, Reporting Revenue Gross as a Principle versus Net as an Agent (formerly EITF No. 99-19). We usually present quotations for maintenance arrangements to our customers without differentiating as to whether we, or a third party, are providing the service. Accordingly, we are, from our customers' perspectives, the primary obligor on our maintenance arrangements. We directly enter into the agreements with our customers to provide maintenance services. In all cases, we set the price to our customer for the maintenance arrangements, whether or not we provide our first call services, and bill our customers for the maintenance arrangement. We owe various third parties regardless of whether we collect from our customer. We are also contractually obligated to provide or arrange to provide these underlying support services to our customers in the unlikely event that the manufacturer or its designated service organization, fails to perform according to the terms of our contract.

        When we sell a service contract as part of a bundled arrangement, we use vendor specific objective evidence to allocate revenue to the service contract element. In all cases, we defer revenues and direct costs resulting from our service contracts and amortize them into operations over the term of the contracts, which are generally twelve months. We defer customer support costs under FTB 90-1 (ASC 310) and the FAQs under SAB 101 and SAB 104. The deferred costs we capitalize consist of direct and incremental costs we prepay to third parties for direct support to our customers under our contract terms. We defer our customer support contract revenues and their related costs because significant obligations remain after contract execution. For example, we provide routine help desk assistance to our customers and assist them in contacting our vendors for additional support services.

        Consulting Services.    Some of our customers engage us to analyze their existing data center architectures and offer our recommendations. Other customers engage us to assist them on-site with extended data center infrastructure projects, to support their data center environments and to help with long-term data center design challenges. For these types of consulting services that do not include the sale of hardware or software products, we recognize revenues as we perform these services.

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

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net earnings (loss)	$(555)	$3,396	$1,199

Basic:
Weighted average common shares outstanding	13,261	12,930	12,998
Weighted average common shares of non-vested stock	(711)	(560)	(842)

Shares used in the computation of basic net earnings per share	12,550	12,370	12,156

Net earnings (loss) per share—basic	$(0.04)	$0.27	$0.10

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,550	12,370	12,156
Employee and non-employee director stock options	—	80	236
Non-vested stock	—	45	—

Shares used in the computation of diluted net earnings (loss) per share	12,550	12,495	12,392

Net earnings (loss) per share—diluted	$(0.04)	$0.27	$0.10

        We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Years Ended December 31,
	2009	2008	2007
Non-vested common stock	507,924	302,008	206,000
Options to purchase shares of common stock	327,687	549,107	561,255

  Fair Value of Financial Instruments:

        At December 31, 2009 and 2008, the carrying values of current financial instruments such as cash and cash equivalents, short term investments, accounts receivable, accounts payable, other current assets, accrued liabilities, other current liabilities and notes due to seller of acquired business approximated their market values, based on the short-term maturities of these instruments.

  Fair Value Measurement:

        We adopted the new guidance related to fair value measurements on January 1, 2008. Fair value is the price a party would receive to sell an asset or pay to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a three-tier valuation hierarchy based upon observable and non-observable inputs:

  •
  Level 1—Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

  •
  Level 2—Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

  •
  Level 3—Significant unobservable inputs that we cannot corroborate by observable market data and thus reflect the use of significant management judgment. We generally determine these values using pricing models based on assumptions our management believes other market participants would make.

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of December 31, 2009 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of December 31, 2009 ($000's in thousands)
	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$2,730	—	$2,730	—

2.     Acquisitions

  Networking Solutions Division of Cross Telecom

        On October 1, 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom's ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Simultaneously, Cross entered into a services agreement with us to purchase at least $1.8 million of networking products and services from us over the next three years. Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. We believe that the revenue targets will be met and accordingly the reverse earnout was determined to have no fair value at the date of this business combination.

        In connection with this acquisition, we allocated the total purchase consideration to the net assets acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date.

        We paid a premium for the net tangible and identified intangible assets (i.e. goodwill) acquired in the acquisition over their fair value because we believe this acquisition will add to our expertise in designing, implementing and managing sophisticated storage, backup and recovery infrastructures.

        The following table summarizes the allocation of the purchase price to the fair value of the assets acquired:

(in thousands)
Assets acquired and their fair values:
Property, plant & equipment	$47
Finite-lived intangibles	534
Goodwill	1,419

Net purchase price	$2,000

        We allocated the purchase price for the Cross acquisition primarily by comparing our estimated cost to build the assets acquired against purchasing them. This enabled us to determine the allocation between finite lived intangibles and goodwill. The finite lived intangibles, which consisted of the services agreement and certifications have estimated lives of four and two years, respectively, and we are amortizing them using the straight line method (see Note 3). The goodwill we may deduct for tax purposes over a 15 year period.

  Reseller Business of Incentra, LLC

        On December 17, 2009, we acquired the reseller business of Incentra, which designs, procures, implements and supports data center solutions composed of technologies including storage, networking, security and servers from leading manufacturers. We did not acquire Incentra's managed services portfolio and related operations. We accomplished the acquisition through the purchase of substantially all of the assets of Incentra's reseller business pursuant to an Asset Purchase Agreement.

        Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note due by March 31, 2010. The $5.0 million working capital payment is subject to post-closing adjustments, either upward or downward, in connection with the amount, if any, that Incentra's actual working capital at the closing date was greater or less than $5.0 million. We will make any downward adjustments on a dollar-for-dollar basis. We will make any upward adjustments in the amount of $0.50 for each dollar by which actual working capital at closing, after taking into account the collection of accounts receivable and the payment of accounts payable through June 30, 2010, exceeded $5.0 million. The promissory note is secured by the assets we purchased under the Asset Purchase Agreement.

        We allocated of the purchase price for Incentra primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. We based this approach upon our estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed.

        In connection with this acquisition, we allocated the total purchase consideration to the net assets acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $4.2 million which will be deductible for tax purposes over a 15 year period. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill) because we believe this acquisition expands our regional presence and customer portfolio and enables us to provide our customers with complete data center solutions. We anticipate operational synergies and efficiencies through combined general and administrative and corporate functions.

        The following table summarizes the preliminary allocation of the purchase price pending completion of the determination of the income tax basis of assets acquired and liabilities assumed:

(in thousands)
Assets acquired at their fair value:
Accounts receivable, net	$12,202
Inventory	275
Fixed assets	119
Finite-lived intangibles	5,219
Goodwill	4,535
Other assets	333

Total assets acquired	22,683

Liabilities assumed at their fair value:
Accounts payable	6,640
Deferred maintenance contracts, net	705
Accrued liabilities	1,538

Total liabilities assumed	8,883

Net purchase price	$13,800

        The finite lived intangibles which consisted of trademarks, order backlog and customer relationships have estimated lives of three years, one year and eight years, respectively, and we are amortizing them using the straight line method (see Note 3).

        Integration costs for 2009 include salaries, benefits, retention bonuses and severances of exiting employees, some of whom assisted with the initial integration of Incentra. In addition, transaction costs for 2009 include legal, audit and other outside service fees necessary to complete our acquisition of Incentra, which were expensed. Total integration and transaction costs were $1.0 million during 2009.

  Midrange Computer Systems Inc.

        On January 31, 2007, we acquired MCSI, a storage consulting, solutions and service provider based in Chicago, Illinois. We believe the acquisition strengthened our presence in the existing regional markets and expanded our reach into a number of then key new regional markets. We paid a purchase price of approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock.

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
Assets acquired:
Cash	$3,466
Accounts receivable	1,047
Inventory & inventory shipped but not installed	3,800
Property, plant & equipment	255
Finite-lived intangibles	4,338
Goodwill	12,248
Other assets	94

Total assets acquired	25,248

Liabilities assumed:
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

        The finite lived intangibles which consisted of customer relationships and backlog have estimated lives of six years and two months, respectively and we are amortizing them using the straight line method (see Note 3).

        Integration expenses, including the salaries, benefits, retention bonuses and severances of MCSI employees, some of whom assisted with the initial integration but were ultimately not retained by us, were $442,000 for 2007.

        The pro forma unaudited results of operations assuming consummation of our Incentra acquisition as of January 1, 2008 and our MCSI acquisition as of January 1, 2007, and excluding any pro forma information for the Cross acquisition as that pro forma impact was not significant, are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net sales	$268,470	$397,253	$181,927
Net earnings (loss)	(6,942)	2,414	351
Per share data:
Basic earnings (loss)	$(0.55)	$0.20	$0.03
Diluted earnings (loss)	$(0.55)	$0.19	$0.03

        The pro forma unaudited results do not purport to be indicative of the results which we would have obtained had we completed the acquisition as of the pro forma date.

3.     Intangibles:

        We had goodwill assets with a recorded value of $23.7 million and $17.7 million as of December 31, 2009 and 2008, respectively. Goodwill activity is summarized as follows:

(in thousands)
January 1, 2008	$17,748
Adjustments	—
Additions	—

December 31, 2008	$17,748
Adjustments	—
Additions	5,953

December 31, 2009	$23,701

        We had finite-lived intangible assets with a net book value of $7.8 million and $2.9 million as of December 31, 2009 and 2008, respectively. The change in the net carrying amount of intangibles during 2009 and 2008 is as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Beginning Balance	$2,900	$3,611
Recognized in connection with acquisitions	5,753	—
Amortization	(843)	(711)
Impairment charges	—	—

Ending Balance	$7,810	$2,900

        Identified finite-lived intangible asset balances are summarized as follows:

		As of December 31, 2009			As of December 31, 2008
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	$(2,092)	$6,018	$4,262	$(1,362)	$2,900
Services agreement	4	67	(4)	63	—	—	—
Certification	2	467	(59)	408	—	—	—
Trademarks	3	263	(4)	259	—	—	—
Order backlog	1	1,108	(46)	1,062	—	—	—

Total identified intangible assets		$10,015	$(2,205)	$7,810	$4,262	$(1,362)	$2,900

        Amortization expense related to finite-lived intangible assets for 2009, 2008 and 2007 was $843,000, $711,000 and $727,000, respectively. Amortization expense in 2009 relates primarily to our acquisitions of MCSI in January 2007, the networking solutions division of Cross in October 2009 and the reseller business of Incentra in December 2009. Amortization expense in 2008 and 2007 relates primarily to our acquisition of MCSI in January 2007. The finite lived intangibles we acquired related to the reseller business of Incentra consisted of trademarks, order backlog and customer relationships and have estimated lives of three years, one year and 8 years, respectively. The finite lived intangibles we acquired related to the networking solutions division of Cross consisted of the services agreement and certifications and have estimated lives of four years and 2 years, respectively. The finite lived intangibles we acquired related to our acquisition of MCSI consisted of customer relationships and backlog and have estimated lives of six years and two months, respectively. We are amortizing all finite lived intangibles using the straight line method. Expected amortization in each of the next five years is as follows:

(in thousands)
2010	$2,591
2011	1,471
2012	1,292
2013	553
2014	481

$6,388

4.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2009	2008	2007
Tax expense (benefit) at U.S. statutory rates	(34.0)%	34.0%	34.0%
State tax expense, net of federal tax effect	11.9	3.7	4.6
Nondeductible expenses and other	22.9	2.0	7.8
Incentive stock options	54.1	—	—
Unrecorded minimum tax credit utilized	—	—	(4.5)

Effective tax rate	54.9%	39.7%	41.9%

        Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$257	$96
Compensation accrual	235	359
Inventories	54	44
Deferred revenue	6,533	918
Deferred prepaids	(8,323)	—
Net operating loss carryovers	1,560	—
Change in accounting method	(1,202)	—
Other	72	—

Total current deferred tax assets (liabilities)	(814)	1,417

Long-term deferred tax liabilities:
Net operating loss carryovers	417	40
Intangibles	(837)	(1,110)
Property and equipment	37	(13)
Sublease reserve	242	360
Section 481(a) adjustment non-current	(1,202)	—
Other	(14)	—

Total long-term deferred tax liabilities	(1,357)	(723)

Net deferred tax assets (liabilities)	$(2,171)	$694

        The tax expense for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
	(in thousands)
Current income tax expense	$109	$2,366
Deferred tax (expense) benefit	88	(130)

Income tax expense	$197	$2,236

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2009, we have federal net operating carryforwards of approximately $4.6 million which will expire in 2028. As of December 31, 2009, we have state net operating loss carryforwards of approximately $7.1 million, which are available to offset future state taxable income. If not used, the state net operating loss carryforwards will expire between 2013 and 2028. For 2009 and 2007, respectively, we recorded approximately $1,300 and $104,000 to equity for tax benefits associated with the exercise of stock options. For 2008, we recorded approximately $13,000 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 38% to 40%.

5.     Lease Commitments:

        Our corporate headquarters including our principal technical and support services operations, are located in an office and warehouse facility in Chanhassen, Minnesota. As of December 31, 2009, our other 24 locations, housing sales and technical staff, are small to medium sized offices. We have regional hubs located in the Northeast, South, Mid Central, North Central and West.

        As of December 31, 2009, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2010	$2,578	$(752)	$1,826
2011	2,240	(719)	1,521
2012	1,064	(239)	825
2013	428	—	428
2014	383	—	383

	$6,693	$(1,710)	$4,983

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

        Total rent expense, net of sublease income of $663,000, $663,000 and $663,000 in 2009, 2008 and 2007, respectively, is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Rent expense	$1,354	$1,235	$1,802

6.     Employee Benefit Plan:

        We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. Since April 2006, we have matched 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of our contributions to the 401(k) portion of the plan for 2009, 2008 and 2007 was $640,000, $568,000 and $554,000, respectively.

7.     Stockholders' Equity:

  Stock Compensation Plans:

        In May 2009, our shareholders approved the Datalink 2009 Incentive Compensation Plan ("2009 Plan"). The 2009 Plan replaced our existing 1999 Incentive Compensation Plan ("1999 Plan"), which terminated according to its terms on June 11, 2009. We reserved up to 1,000,000 initial shares of our common stock for possible issuance under the 2009 Plan. Awards under the 2009 Plan may consist of options (non-qualified and incentive stock options), stock appreciation rights, or SARs, restricted stock units, performance units, dividend equivalents, annual incentive awards and other share-based awards as determined by our Compensation Committee. The terms and conditions of each award are set in an award agreement as determined by the Compensation Committee. As of December 31, 2009, there were 293,750 shares available for grant under the 2009 Plan.

        In May 2001, we reserved an aggregate of 3,000,000 shares of common stock for issuance pursuant to our 1999 Plan. The terms of the 1999 Plan allowed for a variety of awards including incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock, performance shares, performance units, cash-based awards, phantom shares and other share based awards, as determined by the Compensation Committee. As of June 11, 2009, this plan terminated according to its terms. As of December 31, 2009, there were no shares available for grant under the 1999 Plan.

        In August 2000, we adopted our 2000 Director Stock Option Plan (the "Director Plan"). The terms of the Director Plan as most recently amended in May 2007, allow for stock option grants to non-employee members of the Board of Directors. We have reserved 550,000 shares of common stock for issuance pursuant to the Director Plan, 198,064 of which were available for grant as of December 31, 2009.

  Non-Vested Stock Plans:

        On December 14, 2009, we awarded 201,250 shares of non-vested stock to senior management and managers. The grants vest upon the achievement of our predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must remain employed by us through December 31, 2011. We will amortize the $767,000 fair value of the non-vested shares over a two-year period beginning on January 1, 2010 if we reasonably believe that we will meet our earnings from operations objective for 2010.

        On December 17, 2009, we awarded 127,500 shares of non-vested stock to senior management and managers that we hired in conjunction with our acquisition of the Incentra reseller business. The grant vests over four years with one-fourth vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $501,000 fair value of the non-vested shares on the date of grant ratably over the four-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $496,000 as of December 31, 2009. For 2009, compensation expense related to these non-vested stock grants was $5,000.

        On December 17, 2009, we awarded 30,000 shares on non-vested stock to certain employees. The grant vests over three years with one-third vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $118,000 fair value of the non-vested shares on the date of grant ratably over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $116,000 as of December 31, 2009. For 2009, compensation expense related to these non-vested stock grants was $2,000.

        In February 2007, we awarded 75,000 shares of non-vested stock to an executive. The grant vests over four years, with 50 percent after year two, 25 percent after year three and 25 percent after year four if the executive is still employed by us. During the vesting period, the executive has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. We are amortizing the $665,000 value of the restricted shares on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the restricted stock grant was $187,000, $353,000 and $520,000 at December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, compensation expense related to this non-vested stock grant was $166,000, $166,000 and $146,000, respectively.

        In March and April 2007, respectively, we awarded 120,000 and 86,000 shares of non-vested stock to senior management and managers and gave our CEO the authority to grant an additional 7,750 restricted shares of our common stock to yet to be named key employees. Partial vesting of these restricted stock awards was based upon the achievement of our predetermined earnings from operations objective for 2007 as approved by our Board of Directors (the "2007 Objective"). We did not meet the 2007 Objective. Based on the award grant conditions, one-third of the awards expired on February 6, 2008, the date we publicly announced our 2007 financial results. In addition, we did not exceed our earnings from operations objectives for 2008 and 2009 to make up the difference for the shortfall in 2007. Therefore, based on the award grant conditions, the remaining two-thirds of the awards expired on March 10, 2010, the date we publicly announced our 2009 financial results. Accordingly, we did not recognize any compensation expense related to these canceled, non-vested stock grants except for those shares awarded to our former president and chief executive officer. In accordance with the severance agreement for our former president and chief executive officer, we vested the 30,000 shares he was awarded with related compensation expense in 2009 of $240,000.

        In December 2007, we awarded 250,000 shares of non-vested stock to certain employees. The non-vested stock vests over three years with one-third vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $902,000 fair value of the non-vested shares on the date of grant ratably over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $250,000, $667,000 and $893,000 at December 31, 2009, 2008 and 2007, respectively. For 2009, 2008 and 2007, respectively, compensation expense related to these non-vested stock grants was $345,000, $226,000 and $10,000.

        In March and April 2006, we awarded 60,000 and 163,000 shares of non-vested stock, respectively, to executive and senior management. The non-vested stock vests over four years with one-fourth vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $926,000 fair value of the non-vested shares on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $23,000, $266,000 and $509,000 at December 31, 2009, 2008 and 2007, respectively. For 2009, 2008 and 2007, respectively, compensation expense related to these non-vested stock grants was $243,000, $217,000 and $233,000.

        In 2007, we issued 24,942 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2007, total compensation expense for these awards was approximately $127,000. In 2008, we issued 26,609 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2008, total compensation expense for these awards was approximately $107,000. In 2009, we issued 41,922 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2009, total compensation expense for these awards was approximately $155,000.

        The following table summarizes our non-vested stock activity as of December 31, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2007	223,000	$4.35
Granted	531,000	$5.81
Shares vested	(54,500)	$4.35
Shares cancelled	(9,875)	$4.35

Non-vested stock at January 1, 2008	689,625	$5.48
Granted	—	$—
Shares vested	(134,951)	$3.89
Shares cancelled	(76,916)	$7.11

Non-vested stock at January 1, 2009	477,758	$5.66
Granted	358,750	$3.86
Shares vested	(206,625)	$4.20
Shares cancelled	(54,084)	$4.95

Non-vested stock at December 31, 2009	575,799	$4.65

  Stock Options:

        In December 2009, we awarded 25,000 stock options to one of our managers. The stock options vest over three years with one-third vesting each year if the individual is still employed by us. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair value per option at the date of grant was $2.35. We estimated the fair value for the stock option grant with the following average assumptions:

2009
Risk-free interest rates	2.7%
Expected dividend yield	0
Expected volatility factor	67%
Expected option holding period	6 years

        In July 2009, we awarded 450,000 stock options to our new president and chief executive officer. The stock options vest 25% per year over a term of four years, provided he continues employment with us through each relevant vesting date. Unvested stock options will immediately vest upon a change of control of us (as defined in his employment agreement) but only if he (i) is continuously employed to the date of the change of control, (ii) the change of control price (as defined in the employment agreement) exceeds $3.50 per share, (iii) our compensation committee authorizes the acceleration and vesting of the options and (iv) such acceleration and vesting will not cause the option to be subject to the adverse consequences described in Section 409A of the Internal Revenue Code. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair value per option at the date of grant was $2.15. We estimated the fair value for the stock option grant with the following weighted average assumptions:

2009
Risk-free interest rates	2.8%
Expected dividend yield	0
Expected volatility factor	66%
Expected option holding period	6 years

        In February 2008, we awarded 200,000 and 115,000 stock options to executive officers and managers, respectively. The stock options vest over three years with one-third vesting each year if the individual is still employed by us. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair values per option at the date of grant were $2.52. We estimated the fair value for the stock option grants with the following weighted average assumptions:

2008
Risk-free interest rates	2.9%
Expected dividend yield	0
Expected volatility factor	71%
Expected option holding period	6 years

        We had no stock option grants in 2007.

        The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. Expected volatility is based on the historical volatility of our share price for the period prior to the option grant equivalent to the expected holding period of the options. The expected holding period and dividend yield are based on historical experience. Total stock-based compensation expense related to stock options was $328,000 at December 31, 2009. Unrecognized stock-based compensation expense related to stock options was $1.0 million at December 31, 2009.

        The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2006	1,250,428	$1.44 - $18.13	$5.83
Options granted	—	—	$—
Options exercised	(74,489)	$1.44 - $7.71	$4.03
Options cancelled	(53,351)	$3.32 - $18.13	$12.01

Balance, December 31, 2007	1,122,588	$1.44 - $18.13	$5.66
Options granted	315,000	$3.91	$3.91
Options exercised	(19,773)	$1.80 - $4.36	$3.04
Options cancelled	(26,022)	$3.32 - $18.13	$6.16

Balance, December 31, 2008	1,391,793	$1.44 - $18.13	$5.29
Options granted	475,000	$3.50	$3.50
Options exercised	(57,475)	$3.32 - 4.01	$3.48
Options cancelled	(569,398)	$3.16 - 18.13	$5.57

Balance, December 31, 2009	1,239,920	$1.44 - $18.13	$4.57

Options exercisable as of December 31, 2007	1,122,588	$1.44 - $18.13	$5.66
Options exercisable as of December 31, 2008	1,076,793	$1.44 - $18.13	$5.69
Options exercisable as of December 31, 2009	641,587	$1.44 - $18.13	$5.11

        The following is a summary of options outstanding at December 31, 2009:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
1,042,810	$1.44 - $ 6.00	$3.59	7.1
144,743	$6.01 - $ 9.81	$8.33	1.2
42,750	$9.82 - $15.25	$12.90	0.7
9,617	$15.26 - $18.13	$17.81	0.2

1,239,920	$1.44 - $18.13	$4.57	6.1

        At December 31, 2009, 2008 and 2007, respectively, the aggregate intrinsic value of options outstanding and exercisable was $361,178, $40,150 and $159,250. Total intrinsic value of options exercised was $199,768, $60,019 and $299,841 for 2009, 2008 and 2007, respectively.

        As of December 31, 2007 we had no unrecognized compensation costs related to non-vested stock option awards. We recorded no stock option compensation expense for 2007.

8.     Commitments and Contingencies

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

9.     Quarterly Financial Information (unaudited)

	March 31	June 30	Sept 30	Dec 31(a)
	(in thousands, except per share data)
2009
Net sales	$39,868	$43,697	$42,711	$51,806
Gross profit	10,573	11,640	10,959	13,264
Operating earnings	(856)	383	(386)	408
Net earnings (loss)	(596)	283	(84)	(158)
Net earnings (loss) per share—basic	(0.05)	0.02	(0.01)	(0.01)
Net earnings (loss) per share—diluted	(0.05)	0.02	(0.01)	(0.01)

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2008
Net sales	$47,725	$49,707	$49,980	$48,185
Gross profit	13,006	13,332	13,757	12,556
Operating earnings	660	1,524	1709	1,187
Net earnings	505	979	1,068	843
Net earnings per share—basic	0.04	0.08	0.09	0.07
Net earnings per share—diluted	0.04	0.08	0.09	0.07

(a)
Includes our acquisitions of the networking business of Cross Telecom in October 2009 and the reseller business of Incentra, LLC in December 2009.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2009 to ensure that information we are required to disclose in reports that we file or submit is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchange Commission rules and forms.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm is not required to attest to management's report pursuant to temporary rules of the SEC that permit us to provide only management's report in this report.

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

Item 9B.    Other Information

        Not Applicable.

 PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information contained under "Election of Directors," "Executive Compensation—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement") is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics by the filing of Current Reports under the cover of Form 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under "Executive Compensation" and "Director Compensation" in our 2010 Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under "Outstanding Voting Securities and Voting Rights" in our 2010 Proxy Statement herein by reference.

        The following table provides certain information as of December 31, 2009 with respect to our equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	1,239,920	$4.57	491,814
Equity compensation plans not approved by security holders	—	—	—

Totals	1,239,920	$4.57	491,814

(1)
These equity compensation plans consist of our 1999 and 2009 Incentive Compensation Plans and our 2000 Director Stock Option Plan, each as amended.

Item 13.    Certain Relationships and Related Transactions.

        We incorporate the information required by this section by reference from the information set forth under "Certain Relationships and Related Transactions" in our 2010 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information set forth under "Auditing Matters" in our 2010 Proxy Statement.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
We are filing the following documents as part of this Form 10-K report:

1.
Financial Statements

    Reference is made to the Financial Statements of Datalink Corporation, under Item 7 in Part II of this Form 10-K.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for the years ended 2009, 2008 and 2007 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

 DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Description	Period	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts	2009	$198,688	$459,447	$29,161	$628,974
	2008	112,492	88,336	2,140	198,688
	2007	108,254	36,332	32,094	112,492

(1)
Deductions reflect write-offs of customer accounts receivables, net of recoveries.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Datalink Corporation

        Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements of Datalink Corporation taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule is the responsibility of Datalink Corporation's management. Our responsibility is to express an opinion based on our audits of the financial statements.

        As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations.

        This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements for the years ended December 31, 2009, 2008 and 2007, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 31, 2010

        3.    Exhibits.    We are filing the following exhibits as part of this Form 10-K report:

Exhibit Number	Title	Method of Filing
2.1	Agreement and Plan of Merger dated January 20, 2007 by and among Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli and Datalink Corporation and Datalink Acquisition LLC	10
2.2	Asset Purchase Agreement dated December 17, 2009, by and between Datalink Corporation and Incentra, LLC	14
3.1	Amended and Restated Articles of Incorporation of the Company	1
3.2	Restated Bylaws of the Company	1
4.1	Form of Common Stock Certificate	1
10.2	1999 Incentive Compensation Plan, as amended on December 18, 2000	2
10.4	Form of Indemnification Agreement	1
10.18	2000 Director Stock Option Plan	2
10.20	2002 Amendments to the 2000 Director Stock Option Plan	3
10.22	Amended and Restated 2000 Director Stock Option Plan	4
10.23	Restricted Stock Award Agreement	5
10.24	Change of Control Severance Agreement	5
10.25	Sublease Agreement dated December 15, 2004 with Checkpoint Security, Inc.	7
10.26	Vacant Land Purchase Agreement	7
10.27	Correction to Restricted Stock Award Agreements dated August 13, 2004	8
10.28	Employment Agreement dated March 14, 2006 with Gregory T. Barnum	9
10.29	Employment Agreement dated February 16, 2007 with Robert R. Beyer	11
10.30	Employment Agreement dated July 20, 2009 with Paul F. Lidsky	13
10.31	Employment Agreement dated December 17, 2009 with M. Shawn O'Grady	14
14.1	Code of Ethics	6
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith
31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Audit Committee Charter (Revised May 4, 2006)	12

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

13)
Incorporated by reference to the exhibit of the same number in our Form 8-K filed on July 23, 2009

14)
Incorporated by reference to the exhibit of the same number in our Form 8-K filed on December 22, 2009

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION
Date: March 31, 2010
	By:	/s/ PAUL F. LIDSKY Paul F. Lidsky, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL F. LIDSKY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	March 31, 2010
/s/ DENISE M. WESTENFIELD	Corporate Controller (Principal Accounting Officer)	March 31, 2010
/s/ GREG R. MELAND	Chairman of the Board and Director	March 31, 2010
/s/ BRENT G. BLACKEY	Director	March 31, 2010
/s/ MARGARET A. LOFTUS	Director	March 31, 2010
/s/ J. PATRICK O'HALLORAN	Director	March 31, 2010
/s/ JAMES E. OUSLEY	Director	March 31, 2010
/s/ ROBERT M. PRICE	Director	March 31, 2010

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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES