Form 10-Q
period 2010-03-31
DATALINK CORP
filed 2010-05-17
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

or

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

As of May 14, 2010, 13,265,220 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$10,281	$12,901
Short term investments	1,487	2,730
Accounts receivable, net	32,232	45,612
Inventories	4,177	1,669
Deferred customer support contract costs	40,734	38,050
Inventories shipped but not installed	9,367	8,973
Income tax receivable	1,629	1,073
Other current assets	671	288
Total current assets	100,578	111,296
Property and equipment, net	1,901	1,808
Goodwill	23,701	23,701
Finite life intangibles, net	7,151	7,810
Deferred customer support contract costs non-current	12,144	11,186
Other assets	382	394
Total assets	$145,857	$156,195

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,380	$33,062
Note payable due to seller of acquired business	—	3,000
Accrued commissions	2,790	2,860
Accrued sales and use tax	1,147	1,228
Accrued expenses, other	2,277	3,092
Current deferred tax liability	814	814
Sublease reserve current	282	288
Customer deposits	3,662	3,994
Current deferred revenue from customer support contracts	51,714	48,765
Other current liabilities	13	14
Total current liabilities	86,079	97,117
Deferred income tax liability	1,357	1,357
Deferred revenue from customer support contracts non-current	15,163	13,850
Sublease reserve non-current	280	348
Other liabilities non-current	74	108
Total liabilities	102,953	112,780

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 13,270,137 and 13,260,788 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	13	13
Additional paid in capital	41,974	41,595
Retained earnings	917	1,807
Total stockholders’ equity	42,904	43,415
Total liabilities and stockholders’ equity	$145,857	$156,195

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales:
Products	$38,176	$19,252
Services	24,368	20,616
	62,544	39,868
Cost of sales:
Cost of products	29,862	14,400
Cost of services	18,073	14,895
Amortization of intangibles	277	—
Total cost of sales	48,212	29,295
Gross profit	14,332	10,573
Operating expenses:
Sales and marketing	7,667	5,501
General and administrative	3,503	2,930
Engineering	3,926	2,820
Integration and transaction costs	389	—
Amortization of intangibles	382	178
	15,867	11,429
Loss from operations	(1,535)	(856)
Interest income, net	5	39
Loss before income taxes	(1,530)	(817)
Income tax benefit	(639)	(221)
Net loss	$(891)	$(596)

Net loss per common share:
Basic	$(0.07)	$(0.05)
Diluted	(0.07)	(0.05)
Weighted average common shares outstanding:
Basic	12,737	12,455
Diluted	12,737	12,455

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(891)	$(596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	92	9
Depreciation	215	219
Amortization of intangibles	659	178
Amortization of discount on short term investments	(11)	(6)
Income tax receivable	(556)	—
Amortization of sublease reserve	(74)	(80)
Stock based compensation expense	293	294
Changes in operating assets and liabilities
Accounts receivable	13,300	14,463
Inventories	(2,902)	2,759
Deferred costs/revenues/customer deposits, net	288	(344)
Accounts payable	(9,682)	(12,462)
Accrued expenses	(966)	(2,239)
Other	(406)	(697)
Net cash provided by (used in) operating activities	(641)	1,453

Cash flows from investing activities:
Proceeds from sale (purchase of) short term investments	1,243	(1)
Purchase of property and equipment	(308)	(4)
Net cash provided by (used in) investing activities	935	(5)

Cash flows from financing activities:
Payment of note payable due to seller of acquired business	(3,000)
Excess tax from stock compensation	(29)	—
Proceeds from issuance of common stock from option exercise	144	—
Tax withholding payments reimbursed by restricted stock	(29)	(63)
Net cash provided by (used in) financing activities	(2,914)	(63)

Increase (decrease) in cash and cash equivalents	(2,620)	1,385
Cash and cash equivalents, beginning of period	12,901	26,257
Cash and cash equivalents, end of period	$10,281	$27,642

Supplementary cash flow information:
Cash paid for income taxes	$56	$262
Cash received for income tax refunds	$110	$—

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(Unaudited)

1.             Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes thereto included in our 2009 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

We have evaluated the subsequent events and have determined no events have occurred that require disclosure.

Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes included in our 2009 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards:

In October 2009, the FASB issued guidance now codified as FASB ASC Topic 605 “Revenue Recognition - Multiple-Deliverable Revenue Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:  (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires allocation of arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  In addition, this guidance significantly expands required disclosures for a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  A company may elect, but is not required, to adopt this guidance retrospectively for all prior periods.  We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.

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

In January 2010, the FASB issued revised guidance on disclosures related to fair value measurements.  This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements.  The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value.  The new disclosures and clarifications of existing disclosures are effective for us beginning first quarter 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us first quarter 2011.  We do not expect the adoption to have a material impact on our financial statements.

2.             Net Loss per Share

We compute basic net loss per share using the weighted average number of shares outstanding.  Diluted loss per share includes the effect of common stock equivalents, if any, for each period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted loss per share:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share data)
Net loss	$(891)	$(596)

Basic:
Weighted average common shares outstanding	13,270	12,920
Weighted average common shares of non-vested stock	(533)	(465)
Shares used in the computation of basic net loss per share	12,737	12,455
Net loss per share — basic	$(0.07)	$(0.05)

Diluted:
Shares used in the computation of basic net loss per share	12,737	12,455
Employee and non-employee director stock options	—	—
Non-vested stock	—	—
Shares used in the computation of diluted net loss per share	12,737	12,455
Net loss per share - diluted	$(0.07)	$(0.05)

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Non-vested common stock	68,750	349,174

Options to purchase shares of common stock	184,093	1,025,105

3.             Stock Based Compensation

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $161,000 and $147,000 for the three months ended March 31, 2010 and 2009, respectively.  Unrecognized stock-based compensation expense related to non-vested stock was $1.9 million at March 31, 2010 which we will amortize ratably through December 2013.

The following table summarizes our non-vested stock activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2010	575,799	$4.65
Granted	55,000	$4.42
Cancelled	(81,668)	$6.93
Shares vested	(40,250)	$6.38
Non-vested stock at March 31, 2010	508,881	$4.08

Stock Options:

The following table represents stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2010	1,239,920	$4.57
Options granted	—	$—
Options exercised	(33,730)	$3.49
Options cancelled	(39,180)	$9.19
Outstanding options as of March 31, 2010	1,167,010	$4.45	6.11
Exercisable options as of March 31, 2010	628,121	$5.19	3.50

Total stock-based compensation expense related to stock options was $91,000 and $65,000 for the three months ended March 31, 2010 and 2009, respectively.  Unrecognized stock-based compensation expense related to stock options was $940,000 at March 31, 2010 which we will amortize ratably through July 2013.

Other:

During the three months ended March 31, 2010 and 2009, we recognized expense of $41,000 and $37,000 related to the issuance of 9,000 and 12,922 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended March 31, 2010 and 2009, our effective tax rate was 42% and 27%, respectively.  The lower tax rate for the three months ended March 31, 2009 as compared to the same period in 2010 resulted primarily from the impact of discrete items.  We had approximately $141,000 of discrete items which were recognized in the three month period ended March 31, 2009, which lowered our effective tax rate to 27%, whereas discrete items were minimal for the same period in 2010.  We expect our annual effective tax rate for 2010 to be 42%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three months ended March 31, 2010, we recorded income tax benefit of $639,000 with an effective tax rate of 42%.

We assess our uncertain tax positions for tax years that are still open for examination.  At the adoption date of January 1, 2007 and at March 31, 2010 and 2009, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2006-2009 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

5.             Goodwill and Valuation of Long-Lived Assets

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

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment we must complete the second step to measure the amount of impairment loss, if any.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.  At each of March 31, 2010 and 2009, we determined that no interim triggering events had occurred and that our goodwill was not impaired.

Goodwill as of March 31, 2010 and December 31, 2009 was $23.7 million.  We conducted our annual goodwill impairment test as of December 31, 2009.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

We are required to perform an impairment test for finite-lived assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  At each of March 31, 2010 and 2009, we determined that no triggering events had occurred during the quarter and our long-lived assets were not impaired.

Indentified intangible assets are summarized as follows:

	Amortizable	As of March 31, 2010			As of December 31, 2009
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	$(2,390)	$5,720	$8,110	$(2,092)	$6,018
Services agreement	4	67	(8)	59	67	(4)	63
Certification	2	467	(117)	350	467	(59)	408
Trademarks	3	263	(26)	237	263	(4)	259
Order backlog	1	1,108	(323)	785	1,108	(46)	1,062
Total identified intangible assets		$10,015	$(2,864)	$7,151	$10,015	$(2,205)	$7,810

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended March 31,
	2010	2009	Statement of Operations Classification
Customer relationships	$298	$178	Operating expenses
Services agreement	4	—	Operating expenses
Certification	58	—	Operating expenses
Trademarks	22	—	Operating expenses
Order backlog	277	—	Cost of sales
Total identified intangible assets	$659	$178

Based on the identified intangible assets recorded at March 31, 2010, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2010	1,932
2011	1,471
2012	1,292
2013	553
2014	481
Thereafter	—
$5,729

6.             Acquisitions

We are responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date.  The fair values of the assets acquired and liabilities assumed represent our estimate of fair values.  Our valuations were determined through a combination of methods, which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions.  We did not consummate any acquisitions during the three months ended March 31, 2010.  For the acquisitions we completed in 2009, we have included the results of these acquisitions in the accompanying interim statement of operations from the respective acquisition dates forward.

Networking Solutions Division of Cross Telecom.  On October 1, 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom’s (“Cross”), which qualified as a business combination.  We completed an asset purchase of $2.0 million paid in cash.  Simultaneously, Cross entered into a services agreement with us to purchase at least $1.8 million of networking products and services from us over the next three years.  Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount.  We believe that we will meet the revenue targets and accordingly, we determined that the reverse earnout to had no fair value at the date of this business combination. We estimated the fair values of the assets acquired to goodwill and finite lived intangibles, which consisted of the services agreement and certifications.  They have estimated lives of four and two years, respectively, and we are amortizing them using the straight line method.

Reseller Business of Incentra, LLC.  On December 17, 2009, we acquired the reseller business of Incentra, which designs, procures, implements and supports data center solutions with storage, networking, security and servers from leading manufacturers.  We did not acquire Incentra’s managed services portfolio and related operations.  We accomplished the acquisition through the purchase of substantially all of the assets of Incentra’s reseller business pursuant to an Asset Purchase Agreement.

Under the Asset Purchase Agreement, we paid Incentra $13.8 million.  We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra.  In addition, we paid Incentra $5.0 million for the working capital associated with Incentra’s reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note due on March 31, 2010.  The promissory note was secured by the assets we purchased under the Asset Purchase Agreement.  We agreed to share one-half of any working capital in excess of $5 million as of June 30, 2010 with Incentra.  At March 31, 2010, we estimated the excess working capital at $429,000.  Because of some unrecorded liabilities we assumed, however, Incentra waived at March 31, 2010 its right to share in this $429,000 amount and further agreed to release $327,000 of the purchase price holdback amount to us.  We still maintain a hold back of $113,000 for any future claims.

In connection with this acquisition, we estimated the fair values of the net assets acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $4.2 million.  We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill), because we believe this acquisition expands our regional presence and customer portfolio and enables us to provide our customers with complete data center solutions.  We anticipate operational synergies and efficiencies through combined general and administrative and corporate functions.

The following table summarizes the preliminary allocation of the purchase price pending completion of the determination of the income tax basis of assets acquired and liabilities assumed in conjunction with our 2009 income tax filings:

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

The finite lived intangibles which consisted of trademarks, order backlog and customer relationships have estimated lives of three years, one year and eight years, respectively, and we are amortizing them using the straight line method.

Integration costs for 2010 include salaries, benefits, retention bonuses and severances of exiting employees, some of whom assisted with the initial integration of Incentra.  Total integration and transaction costs were $389,000 for the first quarter of 2010.

The pro forma unaudited results of operations for 2009 assuming consummation of our Incentra acquisition as of January 1, 2009 and excluding any pro forma information for the Cross acquisition as that pro forma impact was not significant, are as follows:

	Three Months ended March 31,
	2010	2009
	(in thousands, except per share data)
Net sales	$62,544	$66,754
Net loss	(891)	(10,768)

Per share data:
Basic loss	$(0.07)	$(0.86)
Diluted loss	$(0.07)	$(0.86)

The pro forma unaudited results do not purport to be indicative of the results which we would have obtained had we completed the acquisition as of the pro forma date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Datalink provides solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid and large-size companies, Datalink assesses, designs, deploys, and supports infrastructures — servers, storage and networks - at the heart of the data center. Our portfolio of solutions and services spans three practices: consolidation and virtualization, enhanced data protection and advanced network infrastructures.  Datalink offers a full suite of practice-specific analysis, design, implementation, management, and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Trends in the data center marketplace support our strategy to offer our customers a single vendor to provide their data center infrastructure needs.  Gartner estimates the server virtualization management market will grow by nearly a 30% compound annual growth rate (CAGR) between 2008 and 2013.  Although Gartner estimates that storage costs are approximately 10% of a typical data center spending budget, Datalink’s data center portfolio covers services and products estimated by Gartner to represent over 55% of a data center’s spending budget.  As of December 31, 2009, we have 32 locations throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

•                  Targeting high growth market segments and deploying new technologies which to save costs for our customers.

•                  Driving high levels of efficiency by streamlining our supply chain and expanding our professional services tools.

•                  Expanding our customer support capabilities and tools-based professional services offerings that we believe will provide more value to our customers.

All of these plans have various challenges and risks associated with them, including that:

•                  Continued worldwide economic troubles may adversely affect our customers’ buying patterns.

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

RESULTS OF OPERATIONS

We ended the first quarter of 2010 with a backlog of $43 million, which represents firm orders we expect to recognize as revenue within the next 90 days.  This compares to a backlog of $46 million as of December 31, 2009 and $29 million as of March 31, 2009.  In the current environment, we continue to see the negative impact of the worldwide economic downturn on many of our customers, resulting in greater scrutiny given to storage spending projects and providing us with less visibility into their purchasing plans.  We have also had some customers decide to significantly delay the implementation of projects which they have already purchased and paid for.  We cannot predict what impact these economic uncertainties will have on our profitability going forward.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	77.1	73.5
Gross profit	22.9	26.5
Operating expenses:
Sales and marketing	12.3	13.8
General and administrative	5.6	7.3
Engineering	6.3	7.1
Integration and transaction costs	0.6	—
Amortization of intangibles	0.6	0.4
Total operating expenses	25.4	28.6
Loss from operations	(2.5)%	(2.1)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Product sales	$38,176	$19,252
Service sales	24,368	20,616

Product gross profit	$8,314	$4,852
Service gross profit	6,295	5,721

Product gross profit as a percentage of product sales	21.8%	25.2%
Service gross profit as a percentage of service sales	25.8%	27.7%

Net Sales.  Our total net sales increased by $22.7 million for the three months ended March 31, 2010, or 56.9%, from $39.9 million for the comparable quarter in 2009.  Our product sales increased $18.9 million, or 98.3%, to $38.2 million for the three months ended March 31, 2010, from $19.3 million for the comparable quarter in 2009.  Our service sales increased $3.8 million, or 18.2%, to $24.4 million for the three months ended March 31, 2010 from $20.6 million for the comparable quarter in 2009.

The increase in our product revenues for the three months ended March 31, 2010, as compared to the same periods in 2009 reflects the impact of our acquisition of Incentra in December 2009.  Going forward, we expect our product revenues will continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses.

Our service sale increase for the three months ended March 31, 2010, as compared to the same period in 2009 was also due to the impact of our acquisition of Incentra in December 2009.  With the decrease in product revenues in late 2008 and 2009, we expect our customer support contract revenues may suffer and we cannot assure that our future customer support contract sales will not decline without sustainable growth in our product revenues.

We had no single customer account for 10% or greater of our revenues for the three months ended March 31, 2010 or 2009.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 22.9% for the quarter ended March 31, 2010, as compared to 26.5% for the comparable quarter in 2009.  Product gross profit as a percentage of product sales decreased to 21.8% in the first quarter of 2010 from 25.2% for the comparable quarter in 2009.  Service gross profit as a percentage of service sales decreased to 25.8% for the first quarter of 2010 from 27.7% for the comparable quarter in 2009.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  The first quarter 2010 product gross profit was lower than past as we implemented our strategy of selling total solutions into the data center, which includes lower margin servers and networking solutions.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Vendor incentives were $654,000 and $592,000, respectively, for the three month periods ended March 31, 2010 and 2009.  Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, we will report lower product gross margins.  We estimate that our product gross margins for the remainder of 2010 will be between 20% and 22%.

Our service gross profit as a percentage of service sales for the three months ended March 31, 2010 decreased 1.9% as compared to the same period in 2009.  This decrease is primarily due to a $373,000 Incentra acquisition accounting adjustment to reduce the acquired maintenance contracts to fair value.  We expect this adjustment will continue to impact future quarters.  Excluding this adjustment, service gross profit margin would have been 27.4% compared to 27.7 % for the same period in the prior year.

Our total gross profit for the three months ended March 31, 2009 includes amortization of intangibles of $277,000 related to order backlog acquired in connection with our Incentra acquisition.  This finite lived intangible has an estimated life of one year and will be fully amortized in 2010.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $7.7 million, or 12.3% of net sales for the quarter ended March 31, 2010, compared to $5.5 million, or 13.8% of net sales for the first quarter in 2009.

Sales and marketing expenses increased $2.2 million for the three month period ended March 31, 2010, as compared to the same periods in 2009.  This increase is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our sales and marketing headcount by approximately 73%.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.5 million, or 5.6% of net sales for the quarter ended March 31, 2010, compared to $2.9 million, or 7.3% of net sales for the first quarter in 2009.

General and administrative expenses increased $573,000 for the three months ended March 31, 2010, as compared to the same period in 2009.  The increase in general and administrative expenses was primarily due to increased rent and facility charges of $347,000 for the additional Incentra offices we acquired and expenses of $66,000 for our 2010 national sales meeting.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $3.9 million, or 6.3% of net sales for the quarter ended March 31, 2010, compared to $2.8 million, or 7.1% of net sales for the first quarter in 2009.

Engineering expenses increased $1.1 million for the three months ended March 31, 2010, as compared to the same period in 2009.  The increase in engineering expenses is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our engineering headcount by approximately 31%.

Integration and Transaction Costs.  We had $389,000 and $0 of integration and transaction costs for the three months ended March 31, 2010 and 2009, respectively.  Integration costs for 2010 are related to the transition services agreement and consist of transition salaries, benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

Amortization of Intangibles.  We had $659,000 of intangible asset amortization expenses for the three months ended March 31, 2010 as compared to intangible amortization expenses of $178,000 for the same three months in 2009.  Amortization of intangibles expenses increased due to the acquisitions of Cross and Incentra in 2009.

Loss from Operations.  We had a loss from operations of $1.5 million and $856,000 for the three months ended March 31, 2010 and 2009, respectively.  The loss from operations for the three month period ended March 31, 2010 is a result of integration and transaction costs associated with our Incentra acquisition and typically higher first quarter expenses for public reporting costs and payroll taxes.

Income Taxes.  We had income tax benefit of $639,000 and $221,000 for the three months ended March 31, 2010 and 2009, respectively.  Our estimated effective tax rate for the first quarter of 2010 is 42%.  Our estimated effective tax rate for 2009 was (55%).  For the balance of 2010, we expect to report an income tax provision using an effective tax rate of approximately 42%.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2010	2009
Total cash provided by (used in):
Operating activities	$(641)	$1,453
Investing activities	(2,065)	(5)
Financing activities	86	(63)
Increase (decrease) in cash and cash equivalents	$(2,620)	$1,385

Net cash used by operating activities was $641,000 for the three months ended March 31, 2010 as compared to net cash provided by operating activities of $1.5 million for the three months ended March 31, 2009.  The decrease in cash provided by operations was due primarily to our net loss for the quarter of $891,000.  Net cash provided by operating activities for the three months ended March 31, 2009 was primarily due to an increase of $2.0 million in accounts receivable and accounts payable from the collection of customer support contracts.  While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2010.  The primary use of cash for the first quarter of 2009 was the payment of a $3.0 million note per the terms of our acquisition agreement for Incentra.  Net cash used in investing activities was $5,000 for the three months ended March 31, 2009.  We are planning for up to $700,000 of capital expenditures for the remainder of 2010 related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $86,000 for the three months ended March 31, 2010, primarily from proceeds from employee stock option exercises. Net cash used in financing activities was $63,000 for the three months ended March 31, 2009, from tax withholding payments reimbursed by restricted stock.

We are currently exploring the possibility of obtaining a secured credit facility for the purpose of smoothing our operating cash flows, particularly, if we elect to take advantage of early pay discounts with some of vendors.  Nevertheless, with our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We plan to file a “shelf” registration statement with the SEC to pursue a possible future equity fundraising to support our acquisition strategy and increase our general working capital.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are for the last nine months of 2010 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2010	$1,922	$(560)	$1,362
2011	2,239	(719)	1,520
2012	1,064	(239)	825
2013	429	—	429
Thereafter	383	—	383
	$6,037	$(1,518)	$4,519

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, including our internal projections of anticipated 2010 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the effects of current economic and credit conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating current and possible futures acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  We cannot assure that our 2009 acquisition of Cross Telecom assets will increase our revenues or profits.  We also cannot assure that in conjunction with our 2009 acquisition of certain assets and assumption of certain liabilities of Incentra, LLC’s reseller business (“Incentra”), we will retain Incentra’s employee base, customers and advanced technology certifications or generate anticipated revenues or profits from the acquired business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are identified in our Annual Report on From 10-K for the fiscal year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.”  There were no significant changes to our critical accounting policies during the three months ended March 31, 2010.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2009 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures, about market risk in our 2009 Annual Report on Form 10-K.

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

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Dated: May 17, 2010	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer