Form 10-Q
period 2010-06-30
DATALINK CORP
filed 2010-08-13
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2010

or

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

As of August 13, 2010, 13,307,830 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$12,268	$12,901
Short term investments	—	2,730
Accounts receivable, net	34,915	45,612
Inventories	1,934	1,669
Deferred customer support contract costs	43,763	38,050
Inventories shipped but not installed	9,218	8,973
Income tax receivable	1,270	1,073
Other current assets	488	288
Total current assets	103,856	111,296
Property and equipment, net	2,136	1,808
Goodwill	23,669	23,701
Finite life intangibles, net	6,491	7,810
Deferred customer support contract costs non-current	13,875	11,186
Other assets	377	394
Total assets	$150,404	$156,195

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,908	$33,062
Note payable due to seller of acquired business	—	3,000
Accrued commissions	3,003	2,860
Accrued sales and use tax	568	1,228
Accrued expenses, other	2,688	3,092
Current deferred tax liability	814	814
Sublease reserve current	277	288
Customer deposits	5,629	3,994
Current deferred revenue from customer support contracts	55,081	48,765
Other current liabilities	13	14
Total current liabilities	87,981	97,117
Deferred income tax liability	1,357	1,357
Deferred revenue from customer support contracts non-current	17,410	13,850
Sublease reserve non-current	213	348
Other liabilities non-current	203	108
Total liabilities	107,164	112,780

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 13,304,961 and 13,260,788 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	13	13
Additional paid in capital	42,306	41,595
Retained earnings	921	1,807
Total stockholders’ equity	43,240	43,415
Total liabilities and stockholders’ equity	$150,404	$156,195

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Products	$43,990	$22,915	$82,166	$42,167
Services	26,885	20,782	51,253	41,398
	70,875	43,697	133,419	83,565
Cost of sales:
Cost of products	34,119	17,062	63,981	31,462
Cost of services	19,719	14,995	37,792	29,890
Amortization of intangibles	277	—	554	—
Total cost of sales	54,115	32,057	102,327	61,352
Gross profit	16,760	11,640	31,092	22,213
Operating expenses:
Sales and marketing	8,098	5,275	15,765	10,776
General and administrative	3,822	2,835	7,325	5,765
Engineering	4,330	2,970	8,256	5,790
Integration and transaction costs	192	—	581	—
Amortization of intangibles	383	177	765	355
	16,825	11,257	32,692	22,686
Earnings (loss) from operations	(65)	383	(1,600)	(473)
Interest income, net	3	22	8	61
Earnings (loss) before income taxes	(62)	405	(1,592)	(412)
Income tax expense (benefit)	(67)	122	(706)	(99)
Net earnings (loss)	$5	$283	$(886)	$(313)

Net earnings (loss) per common share:
Basic	$0.00	$0.02	$(0.07)	$(0.03)
Diluted	0.00	0.02	(0.07)	(0.03)
Weighted average common shares outstanding:
Basic	12,789	12,444	12,763	12,450
Diluted	13,005	12,514	12,763	12,450

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(886)	$(313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	(11)	9
Depreciation	441	421
Amortization of intangibles	1,319	355
Income tax receivable	(197)	—
Amortization of sublease reserve	(146)	(156)
Stock based compensation expense	567	506
Changes in operating assets and liabilities
Accounts receivable	10,708	10,970
Inventories	(510)	3,242
Deferred costs/revenues/customer deposits, net	3,109	(3,127)
Accounts payable	(13,154)	(11,212)
Accrued expenses	(921)	(1,480)
Other	(57)	(406)
Net cash provided by (used in) operating activities	262	(1,191)

Cash flows from investing activities:
Proceeds from sale of short term investments	2,730	1,473
Purchase of property and equipment	(769)	(30)
Net cash provided by investing activities	1,961	1,443

Cash flows from financing activities:
Payment of note payable due to seller of acquired business	(3,000)	—
Excess tax from stock compensation	(29)	(108)
Proceeds from issuance of common stock from option exercise	251	—
Tax withholding payments reimbursed by restricted stock	(78)	(70)
Net cash used in financing activities	(2,856)	(178)

Increase (decrease) in cash and cash equivalents	(633)	74
Cash and cash equivalents, beginning of period	12,901	26,257
Cash and cash equivalents, end of period	$12,268	$26,331

Supplementary cash flow information:
Cash paid for income taxes	$57	$273
Cash received for income tax refunds	$538	$—

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(Unaudited)

1.             Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in our 2009 Annual Report on Form 10-K.

The financial statements presented herein as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2009 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

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

In January 2010, the FASB issued revised guidance on disclosures related to fair value measurements.  This guidance requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements.  The guidance also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value.  The new disclosures and clarifications of existing disclosures became effective for us beginning in the first quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for us in the first quarter of 2011.  We do not expect the adoption to have a material impact on our financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net earnings (loss)	$5	$283	$(886)	$(313)

Basic:
Weighted average common shares outstanding	13,305	12,922	13,305	12,922
Weighted average common shares of non-vested stock	(516)	(478)	(542)	(472)
Shares used in the computation of basic net earnings (loss) per share	12,789	12,444	12,763	12,450
Net earnings (loss) per share — basic	$0.00	$0.02	$(0.07)	$(0.03)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,789	12,444	12,763	12,450
Employee and non-employee director stock options	73	42	—	—
Non-vested stock	143	28	—	—
Shares used in the computation of diluted net earnings (loss) per share	13,005	12,514	12,763	12,450
Net earnings (loss) per share - diluted	$0.00	$0.02	$(0.07)	$(0.03)

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Non-vested common stock	—	130,000	18,750	347,049

Options to purchase shares of common stock	202,835	752,353	184,093	837,079

3.             Stock Based Compensation

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $142,000 and $147,000 for the three months ended June 30, 2010 and 2009, respectively.  Total stock-based compensation expense related to non-vested stock was $303,000 and $294,000 for the six months ended June 30, 2010 and 2009, respectively.  Unrecognized stock-based compensation expense related to non-vested stock was $1.7 million at June 30, 2010 which we will amortize ratably through December 2013.

The following table summarizes our non-vested stock activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2010	575,799	$4.65
Granted	55,000	$4.42
Cancelled	(81,668)	$6.93
Shares vested	(49,125)	$6.03
Non-vested stock at June 30, 2010	500,006	$4.08

Stock Options:

The following table represents stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2010	1,239,920	$4.57	6.10
Options granted	—	$—
Options exercised	(62,954)	$3.57
Options cancelled	(68,680)	$10.64
Outstanding options as of June 30, 2010	1,108,286	$4.25	6.08
Exercisable options as of June 30, 2010	571,619	$4.88	3.42

Total stock-based compensation expense related to stock options was $91,000 and $64,000 for the three months ended June 30, 2010 and 2009, respectively.  Total stock-based compensation expense related to stock options was $183,000 and $129,000 for the six months ended June 30, 2010 and 2009, respectively.  Unrecognized stock-based compensation expense related to stock options was $848,000 at June 30, 2010 which we will amortize ratably through July 2013.

Other:

During the three months ended June 30, 2010 and 2009, we recognized expense of $39,000 and $45,000 related to the issuance of 9,000 and 10,500 shares of fully vested common stock to members of our Board of Directors.  During the six months ended June 30, 2010 and 2009, we recognized expense of $80,000 and $82,000 related to the issuance of 18,000 and 23,422 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended June 30, 2010 and 2009, our effective tax rate was 108% and 30%, respectively.  For the six months ended June 30, 2010 and 2009, our effective tax rate was 44% and 24%, respectively.  The lower tax rate for the three and six months ended June 30, 2009 as compared to the same periods in 2010 resulted primarily from the impact of discrete items.  We had approximately $141,000 and $94,000 of discrete items which we recognized in the three and six month periods ended June 30, 2009, respectively. These discrete items lowered our effective tax rate to 30% and 24% for those periods, whereas discrete items were minimal for the same periods in 2010.  We expect our annual effective tax rate for 2010 to be 44%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and six months ended June 30, 2010, we recorded income tax benefit of $67,000 and $706,000, respectively, with an effective tax rates of 108% and 44%.

We assess our uncertain tax positions for tax years that are still open for examination.  At the adoption date of January 1, 2007 and at June 30, 2010 and 2009, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2006-2009 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

Goodwill as of June 30, 2010 and December 31, 2009 was $23.7 million.  We conducted our annual goodwill impairment test as of December 31, 2009.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

We perform an impairment test for finite-lived assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  At each of June 30, 2010 and 2009, we determined that no triggering events had occurred during the quarter and our long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	As of June 30, 2010			As of December 31, 2009
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	$(2,688)	$5,422	$8,110	$(2,092)	$6,018
Services agreement	4	67	(13)	54	67	(4)	63
Certification	2	467	(175)	292	467	(59)	408
Trademarks	3	263	(48)	215	263	(4)	259
Order backlog	1	1,108	(600)	508	1,108	(46)	1,062
Total identified intangible assets		$10,015	$(3,524)	$6,491	$10,015	$(2,205)	$7,810

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations
	2010	2009	2010	2009	Classification
Customer relationships	$298	$177	$596	$355	Operating expenses
Services agreement	4	—	8	—	Operating expenses
Certification	59	—	117	—	Operating expenses
Trademarks	22	—	44	—	Operating expenses
Order backlog	277	—	554	—	Cost of sales
Total identified intangible assets	$660	$177	$1,319	$355

Based on the identified intangible assets recorded at June 30, 2010, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2010	1,272
2011	1,471
2012	1,292
2013	553
2014	481
Thereafter	1,423
$6,492

6.             Acquisitions

We determine the fair value of the assets acquired and liabilities assumed at the acquisition date.  The fair values of the assets acquired and liabilities assumed represent our estimate of fair values.  We determine our valuations through a combination of methods, which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions.  We did not consummate any acquisitions during the three and six months ended June 30, 2010.  For the acquisitions we completed in 2009, we have included the results of these acquisitions in the accompanying interim statement of operations from the respective acquisition dates forward.

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

Under the Asset Purchase Agreement, we paid Incentra $13.8 million.  We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra.  In addition, we paid Incentra $5.0 million for the working capital associated with Incentra’s reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory paid on March 31, 2010.  The promissory note was secured by the assets we purchased under the Asset Purchase Agreement.  We agreed to share one-half of any working capital in excess of $5 million as of June 30, 2010 with Incentra.

In connection with this acquisition, we estimated the fair values of the net assets acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $4.5 million.  We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill), because we believe this acquisition expands our regional presence and customer portfolio and enables us to provide our customers with complete data center solutions.  We anticipate operational synergies and efficiencies through combined general and administrative and corporate functions.

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

Integration costs for 2010 include salaries, benefits, retention bonuses and severances of exiting employees, some of whom assisted with the initial integration of Incentra.  Total integration and transaction costs were $192,000 and $581,000 for the three and six months ended June 30, 2010, respectively.

The pro forma unaudited results of operations for 2009 assuming consummation of our Incentra acquisition as of January 1, 2009 and excluding any pro forma information for the Cross acquisition as that pro forma impact was not significant, are as follows:

	Three and Six Months ended June 30,
	2009	2009
	(in thousands, except per share data)
Net sales	$95,201	$161,955
Net loss	(5,101)	(15,887)

Per share data:
Basic loss	$(0.41)	$(1.28)
Diluted loss	$(0.41)	$(1.28)

The pro forma unaudited results do not purport to be indicative of the results which we would have obtained had we completed the acquisition as of the pro forma date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Datalink provides solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid and large-size companies, Datalink assesses, designs, deploys, and supports infrastructures — servers, storage and networks — at the heart of the data center. Our portfolio of solutions and services spans three practices: consolidation and virtualization, enhanced data protection and advanced network infrastructures.  Datalink offers a full suite of practice-specific analysis, design, implementation, management, and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Trends in the data center marketplace support our strategy to offer our customers a single vendor to provide their data center infrastructure needs.  Gartner estimates the server virtualization management market will grow by nearly a 30% compound annual growth rate (CAGR) between 2008 and 2013.  Although Gartner estimates that storage costs are approximately 10% of a typical data center spending budget, Datalink’s data center portfolio covers services and products estimated by Gartner to represent over 55% of a data center’s spending budget.  As of June 30, 2010, we have 32 locations throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

•                  Competition is intense and may adversely impact our profit margin.  Customers have many options for data storage and infrastructure products and services.

•                  We may not successfully identify acquisition candidates or profitably integrate any business we acquire.

RESULTS OF OPERATIONS

We ended the second quarter of 2010 with a backlog of $44 million, which represents firm orders we expect to recognize as revenue within the next 90 days.  This compares to a backlog of $43 million as of March 31, 2010 and $28 million as of June 30, 2009.  In the current environment, we continue to see the negative impact of the worldwide economic downturn on many of our customers, resulting in greater scrutiny given to storage spending projects and providing us with less visibility into their purchasing plans.  We have also had some customers decide to significantly delay the implementation of projects which they have already purchased and paid for.  We cannot predict what impact these economic uncertainties will have on our profitability going forward.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	73.4	76.7	73.4
Gross profit	23.6	26.6	23.3	26.6
Operating expenses:
Sales and marketing	11.4	12.0	11.8	12.9
General and administrative	5.4	6.5	5.5	6.9
Engineering	6.1	6.8	6.2	6.9
Integration and transaction costs	0.3	—	0.4	—
Amortization of intangibles	0.5	0.4	0.6	0.4
Total operating expenses	23.7	25.7	24.5	27.1
Earnings (loss) from operations	(0.1)%	0.9%	(1.2)%	(0.5)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Product sales	$43,990	$22,915	$82,166	$42,167
Service sales	26,885	20,782	51,253	41,398

Product gross profit	$9,594	$5,853	$17,631	$10,705
Service gross profit	7,166	5,787	13,461	11,508

Product gross profit as a percentage of product sales	21.8%	25.5%	21.4%	25.4%
Service gross profit as a percentage of service sales	26.7%	27.8%	26.3%	27.8%

The increase in our product revenues for the three and six months ended June 30, 2010, as compared to the same periods in 2009, reflects the impact of our acquisition of Incentra in December 2009.  Our product revenues reflect a diversification in the mix of our offerings.  In addition to storage, our server and network sales have increased as we begin to realize synergies from our Incentra acquisition.  Going forward, we expect our product revenues will continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses.

Our service sale increase for the three and six months  ended  June 30, 2010, as compared to the same period in 2009 was also due to the impact of our acquisition of Incentra in December 2009.  With the decrease in product revenues in late 2008 and 2009, we expect our customer support contract revenues may suffer and we cannot assure that our future customer support contract sales will not decline without sustainable growth in our product revenues.

We had no single customer account for 10% or greater of our revenues for the three and six months ended June 30, 2010 or 2009.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 23.6% for the quarter ended June 30, 2010, as compared to 26.6% for the comparable quarter in 2009.  Our total gross profit as a percentage of net sales decreased to 23.3% for the six months ended June 30, 2010, as compared to 26.6% for the comparable period in 2009.   Product gross profit as a percentage of product sales decreased to 21.8% in the second quarter of 2010 from 25.5% for the comparable quarter in 2009.  Product gross profit as a percentage of product sales decreased to 21.4% for the six months ended June 30, 2010 from 25.4% for the same period in 2009.  Service gross profit as a percentage of service sales decreased to 26.7% for the second quarter of 2010 from 27.8% for the comparable quarter in 2009.  Service gross profit as a percentage of service sales decreased to 26.3% for the six months ended June 30, 2010 from 27.8% for the same period in 2009.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit for the three and six months ended June 30, 2010 was lower than prior periods as we implemented our strategy of selling total solutions into the data center, which includes lower margin servers and networking solutions.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Vendor incentives were $1.1 million and $436,000, respectively, for the three month periods ended June 30, 2010 and 2009.  Vendor incentives were $1.7 million and $1.0 million, respectively, for the six month periods ended June 30, 2010 and 2009.  Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, we will report lower product gross margins as networking products generate lower margins.  We estimate that our product gross margins for the remainder of 2010 will be between 20% and 22%.

Our service gross profit as a percentage of service sales for the three and six months ended June 30, 2010 decreased 1.1% and 1.5%, respectively, as compared to the same periods in 2009.  This decrease is primarily due to $283,000 and $656,000 of Incentra-related acquisition accounting adjustments to reduce acquired maintenance contracts to fair value for the three and six months ended June 30, 2010, respectively. We expect these adjustments will continue to impact future quarters.  Excluding these adjustments, service gross profit margin would have been 27.4% compared to reported of 27.8 % for the three months ended June 30, 2009 and 27.2% compared to reported of 27.8% for the six months ended June 30, 2009.  We estimate that, taking into account the Incentra-related acquisition accounting adjustments, our service gross margins for the remainder of 2010 will be between 27% and 30%.

Our total gross profit for the three and six months ended June 30, 2010 includes amortization of intangibles of $277,000 and $554,000, respectively, related to order backlog acquired in connection with our Incentra acquisition.  This finite lived intangible has an estimated life of one year and will be fully amortized in 2010.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $8.1 million, or 11.4% of net sales for the quarter ended June 30, 2010, compared to $5.3 million, or 12.0% of net sales for the second quarter in 2009.  Sales and marketing expenses totaled $15.8 million, or 11.8% of net sales for the six months ended June 30, 2010, compared to $10.8 million, or 12.9% of net sales for the same period in 2009.

Sales and marketing expenses increased $2.8 and $5.0 million for the three and six month periods ended June 30, 2010, as compared to the same periods in 2009.  This is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our sales and marketing headcount by approximately 73%.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.8 million, or 5.4% of net sales for the quarter ended June 30, 2010, compared to $2.8 million, or 6.5% of net sales for the second quarter in 2009.  General and administrative expenses were $7.3 million, or 5.5% of net sales for the six months ended June 30, 2010, compared to $5.8 million, or 6.9% of net sales for the same period in 2009.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and six month periods ended June 30, 2010 as compared to the same periods in 2009.  This decrease reflects the impact of a modest increase in expenses related to the Incentra acquisition to support a significant increase in revenues.

General and administrative expenses increased $987,000 and $1.6 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase in general and administrative expenses for the second quarter 2010 as compared to the same period in 2009, was primarily due to increased rent and facility charges of $504,000 for the additional Incentra offices we acquired and expenses of $536,000 for our 2010 national sales meeting.  The increase in general and administrative expenses for the six months ended June 30, 2010 as compared to the same period in 2009, was also due to increased rent and facility charges of $855,000 for the additional Incentra offices we acquired and expenses of $536,000 for our 2010 national sales meeting.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $4.3 million, or 6.1% of net sales for the quarter ended June 30, 2010, compared to $3.0 million, or 6.8% of net sales for the second quarter in 2009.  Engineering expenses were $8.3 million, or 6.2% of net sales for the six months ended June 30, 2010, compared to $5.8 million, or 6.9% of net sales for the same period in 2009.

Engineering expenses increased $1.4 million and $2.5 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The increase in engineering expenses is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our engineering headcount by approximately 31%.

Integration and Transaction Costs.  We had $192,000 and $0 of integration and transaction costs for the three months ended June 30, 2010 and 2009, respectively.  We had $581,000 and $0 of integration and transaction costs for the six months ended June 30, 2010 and 2009, respectively.  Integration costs for 2010 are related to facility abandonment costs and our transition services agreement which consists of transition benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

Amortization of Intangibles.  We had $660,000 of intangible asset amortization expenses for the three months ended June 30, 2010 as compared to intangible amortization expenses of $177,000 for the same three months in 2009.  We had $1.3 million of intangible asset amortization expenses for the six months ended June 30, 2010 as compared to intangible amortization of expenses of $355,000 for the same six months in 2009.  Amortization of intangibles expenses increased due to the acquisitions of Cross and Incentra in 2009.

Earnings (loss) from Operations.  We had a loss from operations of $65,000 compared to earnings from operations of $383,000 for the three months ended June 30, 2010 and 2009, respectively.  We had a loss from operations of $1.6 million and $473,000 for the six months ended June 30, 2010 and 2009, respectively. The loss from operations for the three and six month period ended June 30, 2010 is a result of integration and transaction costs and amortization of intangibles associated with our Incentra acquisition.

Income Taxes.  We had income tax benefit of $67,000 and income tax expense of $122,000 for the three months ended June 30, 2010 and 2009, respectively.  We had income tax benefit of $706,000 and $99,000 for the six months ended June 30, 2010 and 2009, respectively.  Our estimated effective tax rate for the three and six months ended June 30, 2010 was 108% and 44%, respectively.  The effective tax rate has increased due to the effect of the permanent differences in relation to our projected income.  Our estimated effective tax rate for 2009 was (55%).  For the balance of 2010, we expect to report an income tax provision using an effective tax rate of approximately 44%.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$262	$(1,191)
Investing activities	1,961	1,443
Financing activities	(2,856)	(178)
Increase (decrease) in cash and cash equivalents	$(633)	$74

Net cash provided by operating activities was $262,000 for the six months ended June 30, 2010 as compared to net cash used by operating activities of $1.2 million for the six months ended June 30, 2009.  The increase in cash provided by operations was due primarily to non-cash add backs including depreciation of $441,000 and amortization of intangibles of $1.3 million reduced by a net working capital decrease of $768,000.  Net cash used by operating activities for the six months ended June 30, 2009 was primarily due to our loss for the period of $313,000 and a decrease in accrued expenses related to variable compensation of $1.5 million.

Net cash provided by investing activities was $2.0 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. The primary source of cash for the six months of 2010 and 2009 came from our sale of short-term investments.  We are planning for up to $700,000 of capital expenditures for the remainder of 2010 to enhance our management information systems and upgrade our computer equipment.

Net cash used in financing activities was $2.9 million and $178,000 for the six months ended June 30, 2010 and 2009, respectively.  We used $3.0 million of cash during the 2010 period to repay our Incentra acquisition promissory note.  Net cash used in financing activities for the 2009 period was from tax withholding payments reimbursed by restricted stock.

We are currently exploring the possibility of obtaining a secured credit facility for the purpose of smoothing our operating cash flows, particularly, if we elect to take advantage of early pay discounts with some of our vendors.  Nevertheless, with our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have filed a “shelf” registration statement with the SEC to pursue possible future equity fundraising to support our acquisition strategy and increase our general working capital.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are for the last six months of 2010 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2010	$1,270	$(368)	$902
2011	2,239	(719)	1,520
2012	1,064	(239)	825
2013	429	—	429
Thereafter	383	—	383
	$5,385	$(1,326)	$4,059

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  This report on Form 10-Q contains forward-looking statements, including our internal projections of anticipated 2010 results, which reflect our views regarding future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for storage, including the effects of current economic and credit conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating current and possible futures acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  We cannot assure that our 2009 acquisition of Cross Telecom assets will increase our revenues or profits.  We also cannot assure that in conjunction with our 2009 acquisition of certain assets and assumption of certain liabilities of Incentra, LLC’s reseller business, we will retain Incentra’s employee base, customers and advanced technology certifications or generate anticipated revenues or profits from the acquired business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on From 10-K for the fiscal year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.”  There were no significant changes to our critical accounting policies during the three and six months ended June 30, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2009 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures, about market risk in our 2009 Annual Report on Form 10-K.

Item 4. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Dated: August 13, 2010	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer