Form 10-Q
period 2010-09-30
DATALINK CORP
filed 2010-11-12
CIK 1056923

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2010

or

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

As of November 12, 2010, 13,346,632 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,153	$12,901
Short term investments	—	2,730
Accounts receivable, net	37,413	45,612
Inventories	2,518	1,669
Deferred customer support contract costs	44,380	38,050
Inventories shipped but not installed	16,507	8,973
Income tax receivable	617	1,073
Other current assets	411	288
Total current assets	118,999	111,296
Property and equipment, net	2,154	1,808
Goodwill	23,669	23,701
Finite life intangibles, net	5,832	7,810
Deferred customer support contract costs non-current	17,467	11,186
Other assets	361	394
Total assets	$168,482	$156,195

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,290	$33,062
Note payable due to seller of acquired business	—	3,000
Accrued commissions	3,100	2,860
Accrued sales and use tax	534	1,228
Accrued expenses, other	3,617	3,092
Current deferred tax liability	814	814
Sublease reserve current	272	288
Customer deposits	9,317	3,994
Current deferred revenue from customer support contracts	55,892	48,765
Other current liabilities	14	14
Total current liabilities	100,850	97,117
Deferred income tax liability	1,357	1,357
Deferred revenue from customer support contracts non-current	21,648	13,850
Sublease reserve non-current	147	348
Other liabilities non-current	156	108
Total liabilities	124,158	112,780

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 13,337,137 and 13,260,788 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	13	13
Additional paid in capital	42,619	41,595
Retained earnings	1,692	1,807
Total stockholders’ equity	44,324	43,415
Total liabilities and stockholders’ equity	$168,482	$156,195

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
Products	$39,166	$22,412	$121,332	$64,579
Services	30,054	20,299	81,307	61,697
	69,220	42,711	202,639	126,276
Cost of sales:
Cost of products	30,014	17,086	93,995	48,548
Cost of services	22,264	14,666	60,056	44,556
Amortization of intangibles	277	—	831	—
Total cost of sales	52,555	31,752	154,882	93,104
Gross profit	16,665	10,959	47,757	33,172
Operating expenses:
Sales and marketing	8,270	5,041	24,035	15,817
General and administrative	3,361	3,297	10,686	9,062
Engineering	3,730	2,829	11,986	8,619
Other income	(503)	—	(503)	—
Integration and transaction costs	—	—	581	—
Amortization of intangibles	382	178	1,147	533
	15,240	11,345	47,932	34,031
Earnings (loss) from operations	1,425	(386)	(175)	(859)
Interest income, net	3	20	11	81
Earnings (loss) before income taxes	1,428	(366)	(164)	(778)
Income tax expense (benefit)	657	(282)	(49)	(381)
Net earnings (loss)	$771	$(84)	$(115)	$(397)

Net earnings (loss) per common share:
Basic	$0.06	$(0.01)	$(0.01)	$(0.03)
Diluted	0.06	(0.01)	(0.01)	(0.03)
Weighted average common shares outstanding:
Basic	12,821	12,564	12,783	12,520
Diluted	12,909	12,564	12,783	12,520

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(115)	$(397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	14	14
Depreciation	681	628
Amortization of intangibles	1,978	533
Amortization of discount on short term investments	—	(2)
Income tax receivable	456	(2,792)
Deferred income taxes	—	2,345
Amortization of sublease reserve	(217)	(233)
Stock based compensation expense	902	1,189
Changes in operating assets and liabilities
Accounts receivable	8,185	10,943
Inventories	(8,383)	3,544
Deferred costs/revenues/customer deposits, net	7,637	(4,054)
Accounts payable	(5,772)	(13,455)
Accrued expenses	71	(1,475)
Other	(11)	(5)
Net cash provided by (used in) operating activities	5,426	(3,217)

Cash flows from investing activities:
Proceeds from sale of short term investments	2,730	(1,257)
Purchase of property and equipment	(1,027)	(156)
Net cash provided by (used in) investing activities	1,703	(1,413)

Cash flows from financing activities:
Payment of note payable due to seller of acquired business	(3,000)	—
Excess tax from stock compensation	(28)	(163)
Proceeds from issuance of common stock from option exercise	251	91
Tax withholding payments reimbursed by restricted stock	(100)	(129)
Net cash used in financing activities	(2,877)	(201)

Increase (decrease) in cash and cash equivalents	4,252	(4,831)
Cash and cash equivalents, beginning of period	12,901	26,257
Cash and cash equivalents, end of period	$17,153	$21,426

Supplementary cash flow information:

Cash paid for income taxes	$62	$277
Cash received for income tax refunds	$538	$47

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

The financial statements presented herein as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented.  Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2009 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards:

In October 2009, the FASB issued guidance now codified as FASB ASC Topic 605 “Revenue Recognition - Multiple-Deliverable Revenue Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:  (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimated selling price.  This guidance also eliminates the residual method of allocation and requires allocation of arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  In addition, this guidance significantly expands required disclosures for a vendor’s multiple-deliverable revenue arrangements.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  A company may elect, but is not required, to adopt this guidance retrospectively for all prior periods.  We are currently evaluating the impact that adoption of this update will have, if any, on our financial statements.  We anticipate our revenue recognition policy, which will be effective January 1, 2011, will be impacted by a combination of this guidance and the new guidance on FASB ASC Topic 985 “Software — Certain Revenue Arrangements that Include Software Elements” which is detailed in the following paragraph.

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

2.             Net Earnings (Loss) per Share

We compute basic net earnings (loss) per share using the weighted average number of shares outstanding.  Diluted earnings (loss) per share includes the effect of common stock equivalents, if any, for each period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes a reconciliation of basic and diluted net earnings (loss) per share and the number of shares used in the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net earnings (loss)	$771	$(84)	$(115)	$(397)

Basic:
Weighted average common shares outstanding	13,337	12,908	13,337	12,908
Weighted average common shares of non-vested stock	(516)	(344)	(554)	(388)
Shares used in the computation of basic net earnings (loss) per share	12,821	12,564	12,783	12,520
Net earnings (loss) per share — basic	$0.06	$(0.01)	$(0.01)	$(0.03)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,821	12,564	12,783	12,520
Employee and non-employee director stock options	18	—	—	—
Non-vested stock	70	—	—	—
Shares used in the computation of diluted net earnings (loss) per share	12,909	12,564	12,783	12,520
Net earnings (loss) per share - diluted	$0.06	$(0.01)	$(0.01)	$(0.03)

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Non-vested common stock	—	90,001	—	106,626

Options to purchase shares of common stock	282,386	573,937	166,227	629,837

3.             Stock Based Compensation

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $230,000 and $553,000 for the three months ended September 30, 2010 and 2009, respectively.  The three months ended September 30, 2009 includes $295,000 of compensation expense related to the severance agreement with our former president and chief executive officer.  Total stock-based compensation expense related to non-vested stock was $534,000 and $847,000 for the nine months ended September 30, 2010 and 2009, respectively.  Unrecognized stock-based compensation expense related to non-vested stock was $1.7 million at September 30, 2010 which we will amortize through December 2013.

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2010	575,799	$4.65
Granted	122,307	$3.86
Cancelled	(119,668)	$5.95
Shares vested	(67,875)	$6.81
Non-vested stock at September 30, 2010	510,563	$3.83

Stock Options:

Total stock-based compensation expense related to stock options was $77,000 and $96,000 for the three months ended September 30, 2010 and 2009, respectively.  Total stock-based compensation expense related to stock options was $259,000 and $225,000 for the nine months ended September 30, 2010 and 2009, respectively.  Unrecognized stock-based compensation expense related to stock options was $735,000 at September 30, 2010 which we will amortize ratably through July 2013.

The following table represents stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2010	1,239,920	$4.57	6.10
Options granted	—	$—
Options exercised	(62,954)	$3.57
Options cancelled	(87,514)	$9.69
Outstanding options as of September 30, 2010	1,089,452	$4.22	5.83
Exercisable options as of September 30, 2010	670,073	$4.02	2.60

Other:

During the three months ended September 30, 2010 and 2009, we recognized expense of $29,000 and $34,000 related to the issuance of 9,495 and 9,500 shares of fully vested common stock to members of our Board of Directors.  During the nine months ended September 30, 2010 and 2009, we recognized expense of $109,000 and $116,000 related to the issuance of 27,495 and 32,922 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes in our interim financial statements on estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended September 30, 2010 and 2009, our effective tax rate was 46% and 77%, respectively.  For the nine months ended September 30, 2010 and 2009, our effective tax rate was 30% and 49%, respectively.  The lower tax rate for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 resulted primarily from the impact of discrete items in 2009 and higher forecasted income used in the 2010 effective rate calculations.  We had approximately $94,000 and $141,000 of discrete items which we recognized in the three and nine month periods ended September 30, 2009, respectively. We expect our annual effective tax rate for 2010 to be 57%.

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

We assess our uncertain tax positions for tax years that are still open for examination.  At the adoption date of January 1, 2007 and at September 30, 2010 and 2009, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2006-2009 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

5.             Goodwill and Valuation of Finite-Life Intangible Assets and Long-Lived Assets

We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  We perform an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-life intangible assets or other long lived assets include the following:  loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization.

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

Goodwill as of September 30, 2010 and December 31, 2009 was $23.7 million.  We conducted our annual goodwill impairment test as of December 31, 2009, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of September 30, 2010 and 2009, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	As of September 30, 2010			As of December 31, 2009
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	$(2,986)	$5,124	$8,110	$(2,092)	$6,018
Services agreement	4	67	(17)	50	67	(4)	63
Certification	2	467	(234)	233	467	(59)	408
Trademarks	3	263	(69)	194	263	(4)	259
Order backlog	1	1,108	(877)	231	1,108	(46)	1,062
Total identified intangible assets		$10,015	$(4,183)	$5,832	$10,015	$(2,205)	$7,810

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2010	2009	2010	2009	Classification
Customer relationships	$298	$178	$894	$533	Operating expenses
Services agreement	4	—	12	—	Operating expenses
Certification	58	—	175	—	Operating expenses
Trademarks	22	—	66	—	Operating expenses
Order backlog	277	—	831	—	Cost of sales
Total identified intangible assets	$659	$178	$1,978	$533

Based on the identified intangible assets recorded at September 30, 2010, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2010	612
2011	1,471
2012	1,292
2013	553
2014	481
Thereafter	1,423
$5,832

6.             Acquisitions

We determine the fair value of the assets acquired and liabilities assumed at the acquisition date.  The fair values of the assets acquired and liabilities assumed represent our estimate of fair values.  We determine our valuations through a combination of methods, which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions.  We did not consummate any acquisitions during the three and nine months ended September 30, 2010.  For the acquisitions we completed in 2009, we have included the results of these acquisitions in the accompanying interim statement of operations from the respective acquisition dates forward.

Networking Solutions Division of Cross Telecom.  On October 1, 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom’s (“Cross”), which qualified as a business combination.  We completed an asset purchase of $2.0 million, which was paid in cash.  Simultaneously, Cross entered into a services agreement, which we also refer to as the reverse earn-out agreement, with us to purchase at least $1.8 million of networking products and services from us over the next three years.  Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount.  We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. We estimated the fair values of the assets acquired to goodwill and finite lived intangibles, which consisted of the services agreement and certifications.  They have estimated lives of four and two years, respectively, and we are amortizing them using the straight line method.

The first year of the three year reverse earn-out agreement came to an end at September 30, 2010.  Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time.  At September 30, 2010, there was a shortfall between customer purchases and the guaranteed annual purchase amount of $503,000.  As discussed above, on October 1, 2009 we determined that the revenue targets would be met and the reverse earn-out had no fair value.  Therefore, the shortfall amount of $503,000 represented a change in fair value of the acquisition date reverse earn-out and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations.  We believe that the revenue targets for the next two years will be met and accordingly the reverse earn-out was determined to have no fair value at September 30, 2010.

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

In connection with this acquisition, we estimated the fair values of the net assets acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $4.5 million.  We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill), because we believe this acquisition expands our regional presence and customer portfolio and enables us to provide our customers with complete data center solutions.  We have experienced operational synergies and efficiencies through combined general and administrative and corporate functions.

The following table summarizes the allocation of the purchase price:

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

Integration costs for 2010 include salaries, benefits, retention bonuses and severances of exiting employees, some of whom assisted with the initial integration of Incentra.  Total integration and transaction costs were $0 and $581,000 for the three and nine months ended September 30, 2010, respectively.

The pro forma unaudited results of operations for 2009 assuming consummation of our Incentra acquisition as of January 1, 2009 and excluding any pro forma information for the Cross acquisition as that pro forma impact was not significant, are as follows:

	Three and Nine Months ended September 30,
	2009	2009
	(in thousands, except per share data)
Net sales	$60,760	$200,525
Net loss	(3,989)	(6,096)

Per share data:
Basic loss	$(0.32)	$(0.49)
Diluted loss	$(0.32)	$(0.49)

The pro forma unaudited results do not purport to be indicative of the results which we would have obtained had we completed the acquisition as of the pro forma date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A—“Risk Factors” of our 2009 Annual Report on Form 10-K, including but not limited to:  the level of continuing demand for storage, including the effects of current economic and credit conditions; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating current and possible futures acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  We cannot assure that our 2009 acquisition of Cross Telecom assets will increase our revenues or profits.  We also cannot assure that in conjunction with our 2009 acquisition of certain assets and assumption of certain liabilities of Incentra, LLC’s reseller business, we will retain Incentra’s employee base, customers and advanced technology certifications or generate anticipated revenues or profits from the acquired business.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

OVERVIEW

We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid and large-size companies, we assess, design, deploy, and support infrastructures — servers, storage and networks — at the heart of the data center. Our portfolio of solutions and services spans three practices: consolidation and virtualization, enhanced data protection and advanced network infrastructures.  We offer a full suite of practice-specific analysis, design, implementation, management, and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  We believe trends in the data center marketplace support our strategy to offer our customers a single vendor to provide their data center infrastructure needs.  Gartner, Inc., an information technology research and advisory company, estimates IT spending in the United States will grow by nearly a 4.2% compound annual growth rate (CAGR) between 2009 and 2014.  Gartner estimates that storage costs are approximately 10% of a typical data center spending budget.  However, due to the diversity of services and products we provide, including data storage, our data center portfolio covers services and products are estimated by Gartner to represent over 55% of a data center’s spending budget.  As of September 30, 2010, we have 32 locations throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

We sell support service contracts to most of our customers.  When customers purchase support services through us, customers receive the benefit of integrated system wide support.  We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with us or our vendor’s technical staff to meet the customer’s needs.  Our support service agreements with our customers include an underlying agreement with the product manufacturer.  The manufacturer provides on-site support assistance if necessary. We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts that are generally twelve months.

The data center infrastructure solutions and services market is rapidly evolving and highly competitive.  Our competition includes other independent storage, server and networking system integrators, high end value-added resellers, distributors, consultants and the internal sales force of our suppliers.  Our ability to hire and retain qualified outside sales representatives and engineers with enterprise-class information storage, server and networking experience is critical to effectively compete in the marketplace and achieve our growth strategies.

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

We view the current data center infrastructure market as providing significant opportunity for growth.  Currently, our market share is a small part of the overall market.  However, the providers of the data center infrastructure industry’s products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies like us to sell their products.  While these trends provide opportunity for us, we must improve our business model to generate sustainable, profitable growth.  Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us.  We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure.  Our current strategies are focused on:

•                  increasing our sales team productivity;

•                  scaling our existing geographic locations and expanding into new locations;

•                  expanding our customer support revenues; and

•                  enhancing our professional services business.

To pursue these strategies, we are:

•                  improving our training, tools and recruiting efforts for sales and technical teams to increase productivity;

•                  investing in customer-facing teams to acquire top tier sales and technical talent that we believe will increase our market share in key locations;

•                  deepening our presence in existing enterprise accounts and penetrating new enterprise accounts;

•                  exploring potential acquisitions that we believe can strengthen our resources and capabilities in key geographic locations;

•                  targeting high growth market segments and deploying new technologies which to save costs for our customers;

•                  driving high levels of efficiency by streamlining our supply chain and expanding our professional services tools; and

•                  expanding our customer support capabilities and tools-based professional services offerings that we believe will provide more value to our customers.

All of these plans have various challenges and risks associated with them, including that:

•                  continued worldwide economic troubles may adversely affect our customers’ buying patterns;

•                  we may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel;

•                  competition is intense and may adversely impact our profit margin since customers have many options for data storage and infrastructure products and services; and

•                  we may not successfully identify acquisition candidates or profitably integrate any business we acquire.

RESULTS OF OPERATIONS

We ended the third quarter of 2010 with an order backlog of $53 million, which represents firm orders we expect to recognize as revenue within the next 90 days.  This compares to an order backlog of $44 million as of June 30, 2010 and $27 million as of September 30, 2009.  In the current environment, we continue to see the negative impact of the worldwide economic downturn on many of our customers, resulting in greater scrutiny given to storage spending projects and providing us with less visibility into their purchasing plans.  We have also had some customers decide to significantly delay the implementation of projects which they have already purchased and paid for.  We cannot predict what impact these economic uncertainties will have on our profitability going forward.

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	74.3	76.4	73.7
Gross profit	24.1	25.7	23.6	26.3
Operating expenses:
Sales and marketing	11.9	11.8	11.8	12.5
General and administrative	4.8	7.7	5.3	7.2
Engineering	5.4	6.6	5.9	6.8
Other income	(0.7)	—	(0.2)	—
Integration and transaction costs	—	—	0.3	—
Amortization of intangibles	0.6	0.4	0.6	0.4
Total operating expenses	22.0	26.5	23.7	26.9
Earnings (loss) from operations	2.1%	(0.8)%	(0.1)%	(0.6)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Product sales	$39,166	$22,412	$121,332	$64,579
Service sales	30,054	20,299	81,307	61,697

Product gross profit	$8,875	$5,326	$26,506	$16,031
Service gross profit	7,790	5,633	21,251	17,141

Product gross profit as a percentage of product sales	22.7%	23.8%	21.8%	24.8%
Service gross profit as a percentage of service sales	25.9%	27.8%	26.1%	27.8%

The increase in our product revenues for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, reflects the impact of our acquisition of Incentra in December 2009.  Our product revenues reflect a diversification in the mix of our offerings.  For the three and nine months ended September 30, 2010 product sales represented 57% and 60%, respectively, of our total sales compared to 52% and 51%, respectively, for the comparable periods in 2009.  The increases are a result of the increase in product offerings due to our transition to servicing the complete data center.  In addition to storage, our server and network sales have increased as we begin to realize synergies from our Incentra acquisition.  Going forward, we expect our product revenues will continue to reflect our customers’ closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses.

Our service sale increase for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was also due to the impact of our acquisition of Incentra in December 2009.  With the decrease in product revenues in late 2008 and 2009, we expect our customer support contract revenues may suffer and we cannot assure that our future customer support contract sales will not decline without sustainable growth in our product revenues.

We had no single customer account for 10% or greater of our revenues for the three and nine months ended September 30, 2010 or 2009.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 24.1% for the quarter ended September 30, 2010, as compared to 25.7% for the comparable quarter in 2009.  Our total gross profit as a percentage of net sales decreased to 23.6% for the nine months ended September 30, 2010, as compared to 26.3% for the comparable period in 2009.   Product gross profit as a percentage of product sales decreased to 22.7% in the third quarter of 2010 from 23.8% for the comparable quarter in 2009.  Product gross profit as a percentage of product sales decreased to 21.8% for the nine months ended September 30, 2010 from 24.8% for the same period in 2009.  Service gross profit as a percentage of service sales decreased to 25.9% for the third quarter of 2010 from 27.8% for the comparable quarter in 2009.  Service gross profit as a percentage of services sales decreased to 26.1% for the nine months ended September 30, 2010 from 27.8% for the same period in 2009.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit as a percentage of product sales for the three and nine months ended September 30, 2010 was lower than prior periods as we implemented our strategy of selling total solutions into the data center, which includes lower margin servers and networking solutions.  Our product gross profit as a percentage of product sales is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Vendor incentives were $965,000 (3.2% of product cost of sales) and $415,000 (2.4% of product cost of sales), respectively, for the three month periods ended September 30, 2010 and 2009.  Vendor incentives were $2.7 million (2.8% of product cost of sales) and $1.4 million (2.9% of product cost of sales), respectively, for the nine month periods ended September 30, 2010 and 2009.  Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, we will report lower product gross margins as networking products generate lower margins.  We estimate that our product gross margins for the remainder of 2010 will be between 21% and 22%.

Our service gross profit as a percentage of service sales for the three and nine months ended September 30, 2010 decreased 1.9% and 1.7%, respectively, as compared to the same periods in 2009.  This decrease is in part due to $127,000 and $783,000 of primarily Incentra-related acquisition accounting adjustments to reduce acquired maintenance contracts to fair value for the three and nine months ended September 30, 2010, respectively. We expect these adjustments will continue to impact future quarters.  Excluding these adjustments, service gross profit margin would have been 26.2% for the three months ended September 30, 2010 and 26.7% for the nine months ended September 30, 2010.  In addition, we have experienced a decrease in the mix of products we can provide for first call maintenance support on which generally have higher margins.  We estimate that, taking into account the Incentra-related acquisition accounting adjustments, our service gross margins for the remainder of 2010 will be between 27% and 30%.

Our total gross profit for the three and nine months ended September 30, 2010 includes amortization of intangibles of $277,000 and $831,000, respectively, related to order backlog acquired in connection with our Incentra acquisition.  This finite lived intangible has an estimated life of one year and will be fully amortized in 2010.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $8.3 million, or 11.9% of net sales for the quarter ended September 30, 2010, compared to $5.0 million, or 11.8% of net sales for the third quarter in 2009.  Sales and marketing expenses totaled $24.0 million, or 11.8% of net sales for the nine months ended September 30, 2010, compared to $15.8 million, or 12.5% of net sales for the same period in 2009.

Sales and marketing expenses increased $3.2 and $8.2 million for the three and nine month periods ended September 30, 2010, as compared to the same periods in 2009.  This is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our sales and marketing headcount by approximately 73%.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.4 million, or 4.8% of net sales for the quarter ended September 30, 2010, compared to $3.3 million, or 7.7% of net sales for the third quarter in 2009.  General and administrative expenses were $10.7 million, or 5.3% of net sales for the nine months ended September 30, 2010, compared to $9.1 million, or 7.2% of net sales for the same period in 2009.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009.  This decrease reflects the impact of a modest increase in expenses related to the Incentra acquisition to support a significant increase in revenues.

General and administrative expenses for the three months ended September 30, 2010, as compared to the same period in 2009, increased slightly by $64,000.  General and administrative expenses increased $1.6 million for the nine months ended September 30, 2010, as compared to the same period in 2009.  The increase in general and administrative expenses for the nine months ended September 30, 2010 as compared to the same period in 2009, was due to increased rent and facility charges of $1.1 million for the additional Incentra offices we acquired and expenses of $536,000 for our 2010 national sales meeting.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $3.7 million, or 5.4% of net sales for the quarter ended September 30, 2010, compared to $2.8 million, or 6.6% of net sales for the third quarter in 2009.  Engineering expenses were $12.0 million, or 5.9% of net sales for the nine months ended September 30, 2010, compared to $8.6 million, or 6.8% of net sales for the same period in 2009.

Engineering expenses increased $901,000 and $3.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The increase in engineering expenses is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our engineering headcount by approximately 31%.

Other Income.  We had other income of $503,000 and $0 for both the three and nine month periods ended September 30, 2010.  Our Cross acquisition included a services agreement, which we also refer to as a reverse earn-out agreement,  which required Cross to purchase at least $1.8 million of networking products and services from us over three years.  Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount.  We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date.  At September 30, 2010 the first year of the three year reverse earn-out agreement came to an end and there was a shortfall between customer purchases and the guaranteed annual purchase of $503,000.  Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time.  Since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value, the shortfall amount of $503,000 represented a change in fair value of the acquisition date reverse earn-out and, in accordance with ASC 805-30-35 was classified as other income within operation expenses on our statement of operations.

Integration and Transaction Costs.  We had no integration and transaction costs for the three months ended September 30, 2010 and 2009, respectively.  We had $581,000 and $0 of integration and transaction costs for the nine months ended September 30, 2010 and 2009, respectively.  Integration costs for 2010 are related to facility abandonment costs and our transition services agreement which consists of transition benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

Amortization of Intangibles.  We had $659,000 of intangible asset amortization expenses for the three months ended September 30, 2010 as compared to intangible amortization expenses of $178,000 for the same three months in 2009.  We had $2.0 million of intangible asset amortization expenses for the nine months ended September 30, 2010 as compared to intangible amortization of expenses of $533,000 for the same nine months in 2009.  Intangible asset amortization expenses increased due to the acquisitions of Cross and Incentra in 2009.

Earnings (loss) from Operations.  We had earnings from operations of $1.4 million compared to a loss from operations of $386,000 for the three months ended September 30, 2010 and 2009, respectively.  We had a loss from operations of $175,000 and $859,000 for the nine months ended September 30, 2010 and 2009, respectively. The earnings from operations for the three months ended September 30, 2010 is a result of lower operating expenses for the quarter and our reverse earn-out related to the Cross acquisition.  The loss from operations for the nine month periods ended September 30, 2010 is a result of integration and transaction costs and amortization of intangibles associated with our Incentra acquisition offset by the Cross reverse earn-out and an increase in our revenues and margins due to the Incentra acquisition.  The loss from operations for the three and nine months ended September 30, 2009 is a result of a decrease in our revenues and margins due to the economic downturn.

Income Taxes.  We had income tax expense of $657,000 and income tax benefit of $282,000 for the three months ended September 30, 2010 and 2009, respectively.  We had income tax benefit of $49,000 and $381,000 for the nine months ended September 30, 2010 and 2009, respectively.  Our estimated effective tax rate for the three and nine months ended September 30, 2010 was 46% and 30%, respectively.  The effective tax rate has increased due to the effect of the permanent differences in relation to our projected income.  Our estimated effective tax rate for 2009 was (55%).  For the balance of 2010, we expect to report an income tax provision using an effective tax rate of approximately 57%.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$5,426	$(3,217)
Investing activities	1,703	(1,413)
Financing activities	(2,877)	(201)
Increase (decrease) in cash and cash equivalents	$4,252	$(4,831)

Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2010 as compared to net cash used by operating activities of $3.2 million for the nine months ended September 30, 2009.  The increase in cash provided by operations was due primarily to non-cash add backs including depreciation of $681,000, amortization of intangibles of $2.0 million and an increase in net working capital of $1.7 million.  Net cash used by operating activities for the nine months ended September 30, 2009 was due primarily to a net decrease in payables net of receivables of $2.5 million and a decrease in accrued expenses of $1.5 million primarily related to variable compensation.

Net cash provided by investing activities was $1.7 million and net cash used by investing activities was $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. The primary source and use of cash for the nine months of 2010 and 2009 came from our purchase and subsequent sale of short-term investments.  We are planning for up to $500,000 of capital expenditures for the remainder of 2010 to enhance our management information systems and upgrade our computer equipment which will be funded by our cash and cash equivalents and cash flows from our operations.

Net cash used in financing activities was $2.9 million and $201,000 for the nine months ended September 30, 2010 and 2009, respectively.  We used $3.0 million of cash during the 2010 period to repay our Incentra acquisition promissory note.  Net cash used in financing activities for the 2009 period was from tax withholding payments reimbursed by restricted stock.

We are currently exploring the possibility of obtaining a secured credit facility for the purpose of smoothing our operating cash flows, particularly, if we elect to take advantage of early pay discounts with some of our vendors.  Nevertheless, with our current cash position, we believe we have the liquidity to meet our operating needs for the foreseeable future.  We have filed a shelf registration statement with the SEC to pursue possible future equity fundraising to support our acquisition strategy and increase our general working capital.

Our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases.  These obligations are for the last three months of 2010 and each of the full years thereafter as follows:

	(in thousands)
	Lease Obligations	Sublease Agreements	Net Lease Obligations
2010	$607	$(180)	$427
2011	2,192	(719)	1,473
2012	1,064	(239)	825
2013	429	—	429
Thereafter	383	—	383
	$4,675	$(1,138)	$3,537

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on From 10-K for the fiscal year ended December 31, 2009 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2010.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2009 in our market risk.  For further information on market risk, refer to “Part II, Item 7A, Quantitative and Qualitative Disclosures, about Market Risk” in our 2009 Annual Report on Form 10-K.

Item 4. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Reserved

Item 5.  Other Information

None

Item 6.    Exhibits

(a)                                                        Exhibits.  The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer on behalf of the Registrant and as Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2

Certification of Vice President Financing and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).