Form 10-K
period 2010-12-31
DATALINK CORP
filed 2011-03-01
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2010: $41,485,345.

        At February 24, 2011, the number of shares outstanding of the registrant's classes of common stock was 13,680,181.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference to Part III of this Form 10-K.

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

PART I

Item 1.    Business.

Overview

        Datalink Corporation was incorporated in Minnesota in 1987. We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, we assess, design, deploy and support infrastructures such as servers, storage and networks, all of which are at the heart of the data center. We also resell hardware and software from the industry's leading original equipment manufacturer ("OEM's") as part of our customer offerings.

        Our portfolio of solutions and services spans four practices:

  •
  Consolidation and virtualization

    Our consolidation and virtualization solutions and services allow data center infrastructures to be flexible, shared, and manageable. Our virtualization portfolio supports near-term needs (for example, virtualizing server and storage environments) and enables organizations to develop and execute long-term strategies for data center efficiency (for example, "private cloud" computing and data center build-outs). Our virtualization infrastructure assessments provide end-to-end views of existing resources, including servers (both physical and virtual), applications and storage.

  •
  Data storage and protection

    Our enhanced data protection services and solutions help customers safeguard their information, as well as meet internal and external requirements for accessing, protecting, and retaining these assets. Our solutions include local and remote backup, disaster recovery, archive, and compliance. We align each solution with customer service level agreements and business needs in mind. Our backup audits and assessments provide customers with backup operation performance metrics and recommendations for improvement.

  •
  Advanced network infrastructures

    We assess, design, and deploy robust network infrastructures. We help companies consolidate, converge, and optimize their networks. Our solutions vary in scope from entire networks to enhanced router, switch, WLAN, security/VPN, and WAN optimization technologies. Our network architectural review services include an assessment of a customer's current network design, recommendations for improvement, and a roadmap for migrating to consolidated and converged network.

  •
  Business continuity and disaster recovery solutions

    By integrating our best-practice methods and business continuity expertise into an individualized process, we turn business continuity and disaster recovery (BC/DR) into an overall change process. We believe this collaborative strategy helps organizations view their investments in enterprise technology not as individual servers or applications, but as a cohesive pool of computing resources able to rapidly adjust to new demands and reduce the risk of disruption.

        We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services. We deliver these services through our experienced team. Our team consists of approximately 126 engineering professional and support services members that are based throughout the United States.

        We have physical laboratories customers can visit in Atlanta, Chicago, Minneapolis and Santa Clara. Our multi-site laboratories enable customers to participate in demonstrations of a wide variety of technologies, including: long distance site-to-site replication, data recovery, WAN optimization, de-duplication, and virtualization. Alternatively, customers can participate in a virtual demonstration from the convenience of their own office.

        In addition to demonstrations, we leverage these labs to test, validate and compare technologies from the leading manufacturers and software developers, perform configuration services, troubleshoot support issues and train our professional and support services teams.

Industry Highlights

        Mid and large size enterprises are increasingly focused on transforming their data centers in order to increase agility, enhance service levels, and reduce costs. Transformational technologies and approaches, like virtualization and private cloud computing, help achieve each of these objectives. Virtualization and private cloud computing enable organizations to more quickly adapt to changing business requirements, improve service levels via simplified management, and reduce costs through higher utilization rates.

        Gartner, Inc.(1), an industry analyst group ("Gartner"), reports that private clouds will be deployed by over 50% of the Global 1000 companies by 2013(2). We anticipate the virtualization of servers, storage and networks will primarily occur in stages, with a focus on building a foundation to support future private cloud strategies. We expect this will result in continued demand for shared storage, as well as backup and disaster recovery infrastructures tuned to virtualized server

(1)
The Gartner Report(s) described herein (the "Gartner Report(s)") represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

(2)
Gartner, Inc., John Monroe, Pushan Rinnen, Sheila Child, Adam W. Couture, Valdis Filks, Stanley Zaffos, (December 14, 2009) "Gartner Predicts 2010: New Technologies and Service Delivery Models Will Transform the Storage Markets."

Gartner, Inc., David Mitchell Smith, David W. Cearley, Yefim V. Natis, Benoit J. Lheureux, Daryl C. Plummer, Matthew W. Cain, Donna Scott, (November 2010) "Gartner Predicts 2011: Cloud Computing is Still at the Peak of Inflated Expectations."

environments. We also expect that the increased bandwidth requirements of virtualized and consolidated server environments will drive demand for top-of-rack converged networks.

        Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage. Gartner estimates that enterprise data will grow by 650% within five years(3). Coupled with this growth are increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. At the same time, the worldwide economic downturn has caused IT departments to reduce IT spending and headcount. As a result, we expect customers will continue to look for alternatives to simplify management of storage, network and server infrastructures and increase productivity of existing IT teams.

(3)
Gartner, Inc., Gaymond Paquet, Gartner Webinar, (January 2010) "Technology Trends You Can't Afford to Ignore."

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

        In 2011, we believe that capital investment priorities will include:

  •
  Virtualization and consolidation

    Virtualization will play a key role in data center transformation strategies. Virtualization and cloud computing enable organizations to reduce costs, increase agility, and improve management and utilization.

    Our customers need a comprehensive virtualization strategy encompassing server, storage and network environments. Without this unified data center approach, companies cannot realize the full benefits of virtualization.

    We expect organizations will seek the professional services of a provider, like us, to assess their environment, conduct a gap analysis, and develop a private cloud computing migration path that will enable them to protect and leverage each investment as they migrate to cloud computing. We expect that most of our customers who choose to incorporate a private cloud architecture will do so either in a phased-in or total build out approach. We also expect that organizations will be seeking the services of a provider that has unified data center expertise (server, storage, networks) and provides a full life cycle of services from consulting and design to deployment and ongoing support.

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

  •
  Advanced network infrastructures

    We expect that two trends will drive the continued evolution of data center networking. First, the continued advancement of data center virtualization increases the need to update networking infrastructure to support increased bandwidth with networking infrastructure and management that is more integrated with server virtualization and private cloud initiatives. Second, those seeking simplified management, cost reductions, and increased flexibility will consolidate and converge of disparate networks (e.g. storage, data management) and migrate to unified fabrics.

  •
  Acceptance and growing need for data center services.

    We expect IT organizations to increasingly outsource data center infrastructure-related services, including consulting, implementation, management and support to a company who can provide a complete solution. An increased focus on technologies driving greater efficiency and business value, the growing complexity of networked environments and flat IT department headcount growth in light of current economic conditions facilitate this trend.

The Datalink Opportunity

        The movement toward computing environments that offer more adaptable and scalable IT services drives demand for data center-focused solutions and services providers, such as us. Both potential customers and data center infrastructure manufacturers are looking to providers, such as us, primarily for the following reasons:

        Pressures on Customers.    Migrating data centers to those that are more efficient, scalable, and flexible, is complex. As a result, we believe customers are looking for solution providers, to sort through their options, define migration plans, and execute accordingly. In addition, we believe organizations will increasingly look outside their in-house technical staff to leverage the expertise of companies, for strategy definition and execution. The downsizing of IT departments in light of current economic conditions also necessitates increased reliance on external service providers such as us.

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

  •
  Gross profit margins have been under pressure for many manufacturers. Because of the high cost of maintaining a large national sales and marketing organization, manufacturers have found value in leveraging the sales and marketing functions of channel partners, such as us.

        We believe we are uniquely positioned to capitalize on this significant opportunity for the following reasons:

        Expertise.    We have been implementing data center solutions for over 20 years. This experience has given us significant expertise in understanding and applying storage, server, and networking technologies either as individual technologies or in unified data center architecture. We continually invest in training to adapt to the ever-changing needs of our customers and capitalize on opportunities.

        Not Tied to One Manufacturer—Unlike many of our competitors, we are not tied to one or a limited number of manufacturers or particular technologies. This gives us the flexibility to be consultative in our approach. Our customers rely on us to choose the best available hardware and software and tailor it to their individual needs.

The Datalink Solution

        We combine our expertise and comprehensive services portfolio with quality products from leading manufacturers to meet each customer's specific needs. Our services include:

Consulting

        Our consultants deliver highly customized research, advice, and action plans to help customers optimize their data centers. Our unbiased recommendations help customers respond to challenges in the following areas: data center optimization and consolidation, business continuity, disaster recovery, and IT governance.

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

        Our assessment services provide customers with objective guidance on developing virtualization and consolidation, backup and recovery, and advanced network infrastructures that optimize their resources, leverage their existing environments and facilitate cost-effective growth for the future. These services provide an independent viewpoint to align people, processes and technologies with business objectives. They also help organizations maximize current investments, outline recommendations for future purchases and provide assurance that server, storage and networking infrastructures are efficient, reliable and scalable.

Design

        Once we have completed our initial analysis, we begin the design phase of the project. Our professional services teams work together to design a system that meets the customer's server, storage and networking needs and budget. Our customers are able to choose from a wide range of technologies in order to fuse together the appropriate hardware, software and services for each project.

        We design data center infrastructures based on each customer's developed detailed business requirements. The engagement begins with a definition of the project's objectives, scope and key milestones. Our team then prepares an outline of the schedule and deliverables. Following a thorough analysis, the team prepares a comprehensive blueprint of the infrastructure, including a detailed design schematic, key implementation milestones and recommendations for handling potential configuration issues to ensure a smooth transition to new server, storage and networking environments.

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

Support

        We provide our customers advanced 24 × 7 technical support from a team of customer support and field engineers. Our extensive experience with data center solutions enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. The support team also acts as our primary interface with manufacturers' technical support organizations.

        Our support services offer additional flexible levels of service to help organizations maximize the return on their technology investments. We believe that our customer support program is one of very few customer service plans that provide support across multiple storage product lines and manufacturers.

        We provide our analysis, design, implementation, management and support services to customers through either a stand-alone services engagement or as a part of an overall project that includes a server, storage and networking solutions and services.

Management

        We relieve burdened internal IT teams with a growing portfolio of remotely managed services offerings. Our service offerings enhance the productivity of our customer's IT teams, as well as drive greater operational efficiency. Our backup reporting service enables customers to gain visibility of key performance metrics, enabling them to quickly pinpoint and resolve issues, improve operational efficiency, and mitigate risk. Our storage capacity manager reporting service provides visibility of key storage utilization metrics, enabling customers to improve utilization rates, improve application availability, and provide chargeback reporting. Reporting services, such as these, can be coupled with our OneCall support services, thereby providing the opportunity for proactive monitor and alert service by our team of experts. We also augment the staff of our customers by offering onsite professional services resources. These resources provide services including backup and recovery administration, project management, storage administration and our managed services offerings.

Our Strategy

        Our strategy is to improve our position as a data center solutions and services provider and to develop a customer-focused, high performance company with sustainable profitable growth. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving needs of our customers. Key elements of our strategy include:

Increase Sales Team Productivity

        Although we believe that our sales productivity is high, we believe it can be improved. We continue to accelerate the learning and productivity curve of our newer sales professionals and enhance the skills of seasoned executives through implementation of techniques and best practices learned from our top producers.

Scale Existing Locations and Expand into New Locations via Acquisitions

        We continue to scale our existing geographic locations to increase market share, leverage fixed expenses and provide higher quality service levels. We expect to drive this growth by hiring experienced, quality account executives and field engineers to gain sales productivity and field engineering utilization. In the past we have made, and we intend to continue growth via select acquisitions. We seek acquisition targets that align closely with our data center portfolio offerings.

Expand Customer Support Revenues

        We have significantly increased our customer support capabilities and performance over the last several years and will continue to make this a focus. We believe that our customers appreciate our quality support services, which we believe will continue to be a key differentiator and growth driver for us.

Enhance Our Consulting and Professional Services Business

        Consulting services represents a sizable opportunity to drive additional professional services and follow-on hardware and software revenues in both existing and new accounts. Consulting services enable us to differentiate ourselves from our competition, as well as build executive-level relationships within the accounts we serve. In addition, by improving our assessment, audit and implementation service methodologies and sales tools, we plan to enhance our solution selling capabilities. We believe hiring additional experienced, data center consultants, and providing our sales teams with the tools they need to uncover consulting opportunities, will increase consulting services, with additional hardware and software revenues, in 2011.

Expand Managed Services Portfolio

        Providing our customers with value-driven, recurring services represents a significant opportunity for differentiation and growth for us along with increasing reoccurring revenue. We will launch a suite of managed services designed to free up the IT teams of our customers so that they can focus on high-impact projects, while at the same time helping them to drive greater data center efficiencies and services levels. Our managed services will initially span backup and network operations.

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

        We have strong, established relationships with the major storage, server, and networking hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux, Solaris, and in-depth knowledge of all major hardware and software technologies manufactured by industry leaders, such as NetApp, Inc., Hitachi Data Systems Corporation, Cisco Systems, Inc., Symantec Corporation, VMware, Inc., and Dell Inc. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers' new product development, evaluation, introduction and marketing programs. These collaborations enable us to identify and market innovative new hardware and software products and exchange critical information in order to maximize customer satisfaction.

        Some of our major suppliers and the products they provide are listed below:

Products	Suppliers
Disk Storage	EMC Corporation Hitachi Data Systems Corporation NetApp Inc. Oracle Systems
Tape Automation	Oracle Systems Quantum Corporation Spectra Logic Corporation
Software	APTARE, Inc. Akorri, Inc. Oracle Systems Sepaton Inc. Symantec Corporation VMware, Inc.
Servers	Cisco Systems, Inc. Dell Inc. Oracle Systems
Switches/Directors/Storage Networking	Brocade Communications Systems, Inc. Cisco Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

Customers

        Customer engagements range from specialized professional assessment and design services, to complex, virtual data center implementations. We also provide hardware and software to our customers on an as-needed basis in order to enable one of our designs or to increase the capacity of their current infrastructures. We serve customers throughout the United States in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions. We enjoy strong relationships with our customers, which are reflected by our repeat business.

Sales and Marketing

        We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2010, we have 31 field sales offices, including home offices, in order to efficiently serve our customers' needs.

        Our field account executives and account associates work closely with our technical services team in evaluating the data center project needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. We believe that the average longevity of service of our sales force, and their close collaboration with our technical services team, are key factors to earning and retaining the trust and confidence of our customers. We believe this differentiates us from many other data center solution providers. Our accounts and technical teams generated a total of 272 new customers in 2010 and sold product and services to 1,352 current customers.

        In addition to the efforts of our field account executives, account associates, and technical services team we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly execute integrated, demand creation campaigns, gain exposure through online and print trade publications, hold webcasts and informational seminars and publish whitepapers.

Competition

        We primarily compete with the direct sales forces of original equipment manufacturers ("OEM"). Besides our current technology partners, these OEM competitors include Hewlett-Packard Company and IBM. In addition, we compete with channel partners of technology OEMs. These include companies like Forsythe Technology, Inc., InterVision Systems Technologies Inc., Trace--3, Inc., Presidio, Incorporated, and Sirius Computer Solutions, Inc.

Employees

        As of December 31, 2010, we had a total of 299 employees, all of whom are full-time employees. We have no employment agreements with any of our employees, except for Mr. Lidsky, our President and Chief Executive Officer, Mr. Barnum, our Vice President of Finance and Chief Financial Officer and Mr. O'Grady, our Executive Vice President of Field Operations. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages and believe that our employee relations are good.

Backlog

        We configure products to customer specifications and generally ship them shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. We do not recognize revenue on hardware or software products until we have completed our required or contracted installation or configuration services in connection with the sale. Customer constraints, including customer readiness, and the availability of engineering resources significantly impacts when we can complete our installation and configuration services. Recent economic conditions have also led customers to curtail or delay capital spending projects, including server, storage and networking solutions. These factors, often beyond our control, prevent us from relying on backlog as a strong predictor of our future sales levels in any particular period. In this light, our backlog, which represents firm orders we expect to recognize as revenue within the next 90 days, was $47.0 million and $46.0 million at December 31, 2010 and 2009, respectively. Effective January 1, 2011, we are required to adopt new revenue recognition standards which change our revenue recognition policy to recognize product revenues upon shipment versus upon installation under our old revenue recognition method. This change in revenue recognition will significantly impact the value and content of our backlog going forward.

Acquisitions

        Reseller Business of Incentra, LLC.    In December 2009, we acquired the reseller business of Incentra, LLC ("Incentra"). Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note paid on March 31, 2010. The promissory note is secured by the assets we purchased under the Asset Purchase Agreement. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect was a decrease in the purchase price of $32,000. This acquisition doubles our presence in Chicago and the Northeast and provides us with a significant presence in the West. Our combined team now has expanded experience to design and implement complex data center solutions, which will deliver increased productivity and efficiency for our customers. This acquisition also added to our team of Cisco certified network engineers which allowed us to attain Cisco's Gold and Data Center Advanced Technology Partner certifications. We have experienced operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2009 reflect the addition of Incentra's reseller business for thirteen days. Please see Note 2 to our financial statements for further information.

        Networking Solutions Division of Cross Telecom.    In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Simultaneously, we entered into a reverse earn-out agreement with Cross where they agreed to purchase at least $1.8 million of Cisco networking products and services from us over the next three years. We believe the acquisition of this team of certified Cisco networking experts will be additive to our expertise in designing, implementing and managing sophisticated virtualized data center, storage and backup recovery solutions. In addition, we obtained Cross' Cisco Silver certification, a first step in the build out of our unified data center and networking practices.

        Merger with Midrange Computer Systems Inc.    In January 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. ("MCSI"), a storage consulting, solutions and service provider based in Chicago, Illinois. We believe the acquisition strengthened our presence in our then existing regional markets and expanded our reach into a number of then key new regional markets. We paid a purchase price of approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock. Our results of operations for 2007 reflect the addition of MCSI for eleven months.

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

Executive Officers of the Registrant

        Set forth below are the names, ages and titles of the persons serving as our executive officers:

Name	Age	Position
Paul F. Lidsky	57	President and Chief Executive Officer
Gregory T. Barnum	56	Vice President, Finance and Chief Financial Officer
M. Shawn O'Grady	48	Executive Vice President, Field Operations

        Paul F. Lidsky was elected as a director in June 1998 and became our President and Chief Executive Officer in July 2009. Mr. Lidsky was the President and Chief Executive Officer of Calabrio, Inc. from October 2007 until July 2009. From December 2005 until September 2007, Mr. Lidsky served as Chief Operating Officer for Spanlink Communications, Inc. Between 2003 and 2004, Mr. Lidsky was President and Chief Executive Officer of Computer Telephony Solutions. From 2002 to 2003,

Mr. Lidsky was President and Chief Executive Officer of VigiLanz Corporation. From 1997 until 2002, Mr. Lidsky was the President and Chief Executive Officer of OneLink Communications, Inc. Between 1985 and 1997, Mr. Lidsky was employed by Norstan, Inc, most recently as Executive Vice President of Strategy and Business Development.

        Gregory T. Barnum became our Vice President of Finance and Chief Financial Officer in March 2006. From January 2006 until the time he became our executive officer, he was a member of our Board of Directors. Prior to joining us, he served as Vice President of Finance, Chief Financial Officer and Corporate Secretary of Computer Network Technology Corporation from 1997 until the company's acquisition by McData Corporation in 2005. Between 1992 and 1997, Mr. Barnum served as Senior Vice President of Finance and Administration, Chief Financial Officer and Corporate Secretary of Tricord Systems, Inc., an enterprise server manufacturer. Between 1988 and 1992, he was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary of Cray Computer Corporation, a development stage company engaged in the design of supercomputers. Prior to that time, Mr. Barnum served in various accounting and financial management capacities for Cray Research, Inc., a manufacturer of supercomputers. Mr. Barnum is a graduate of the University of St. Thomas.

        M. Shawn O'Grady became our Executive Vice President, Field Operations in December 2009, upon our acquisition of the reseller business of Incentra, LLC. Prior to joining us, he served Incentra, LLC and its affiliates since 2005 in various executive positions, most recently, as its President and Chief Executive Officer. Incentra, LLC filed for bankruptcy protection in 2009 while Mr. O'Grady served as an officer. Prior to his employment with Incentra, Mr. O'Grady was employed by Siemens Business Services, the information technology services division of Siemens AG, since 2000 in various capacities including its Senior Vice President and Business Unit General Manager, Consulting and Integration.

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

        Over the past two years, financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have been impacted by these economic developments in that they continue to adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, and have reduced orders for our products and services. These economic conditions will continue to negatively impact us to the extent our customers defer purchasing decisions, thereby lengthening our sales cycles. In addition, our customers' may have constrained budgets affecting their ability to purchase our products at the same level. Our customers' ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. Should these economic conditions result in us not meeting our revenue objectives, our operating results, financial condition and stock price could be adversely affected.

Competition could prevent us from increasing or sustaining our revenues or profitability.

        The enterprise-class information storage, server and networking market is rapidly evolving and highly competitive. As technologies change rapidly, we expect that competition will increase in the future. Current economic conditions also place pressure on our competitors to lower their prices and seek opportunities of size and scale different than in the past. We compete with independent storage, server and networking system suppliers in the mid to large enterprise market and numerous value-added resellers, distributors and consultants. We also compete in the storage, server and networking systems market with computer platform suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to changes in economic conditions and customer requirements and to new or emerging technologies, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

        Our suppliers are often our competitors. We are not the exclusive reseller of any data storage, server or networking product we offer. Instead, our suppliers market their products through other independent data storage, server and networking solution providers, original equipment manufacturers, and through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the server, storage and networking industries continues to consolidate and also converge with providers of server and networking technologies. This consolidation would likely result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage, server and networking solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage, server and networking solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, or terminated due to an acquisition of a supplier, it will be more difficult for us to stay ahead of industry developments and provide our customers with the type of service they expect from us. Furthermore, this could have a material negative impact on our revenues and profitability.

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

        Even if we are able to consummate an acquisition that we believe will be successful, the transaction may present many risks. These risks include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with our existing product lines; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of our ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of our company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management and financial or industry analysts or if others do not perceive the same benefits of the acquisition as we do, there could be a material, adverse effect on our business, financial condition, results of operations or stock price.

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

        Effective January 1, 2011, we adopted a new revenue recognition policy due to a change in generally accepted accounting principles, our revenue recognition policy will require us to recognize product revenues upon shipment versus upon installation under our old revenue recognition method. We cannot predict what impact this may have on our quarterly reported revenues going forward. As a result, our stock price may decline.

Our key vendors could change or discontinue their incentive programs, which could adversely affect our business.

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products and early pay discounts. In addition, they have offered margin enhancement programs which provide enhanced discounts for particular products or new customer orders. These programs contributed to our profitability in 2010, 2009 and 2008. We cannot assure that these programs will continue or that the sales quotas for our participation will not increase, adversely affecting our ability to take advantage of the incentives. If for any reason, we cannot obtain the same benefits from incentive programs as in the past, it may significantly impact our profitability in the future.

We derive a significant percentage of our revenues from a small number of customers.

        In 2010, 2009 and 2008, we had no customers that accounted for at least 10% of our revenues. However, our top five customers collectively accounted for 12%, 17%, and 15% of our 2010, 2009 and 2008 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. Current economic conditions likely will continue to adversely affect the number of and size of large projects available for us. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

        Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, sales people, engineers and other technical personnel, many of whom have substantial experience in our industry and would be difficult to replace. Except as to our President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer, Executive Vice President of Field Operations, we do not have employment agreements with our employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

        Currently, our executive officers and directors beneficially own approximately 22.2% of our outstanding common stock. Acting together, these insiders may be able to elect our entire Board of Directors and control the outcome of all other matters requiring stockholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

        In December 2004, we agreed to sublease approximately 52,000 of the 106,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is 85 months starting in April 2005 and ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. If the sublessee was unable to make their lease payments to us or defaulted on the lease agreement, our operating results or financial condition and stock price may suffer as a result. The annual payments we expect to receive for our Chanhassen sublease is $950,000 for 2010 and 2011, respectively, and $317,000 for 2012.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease 106,000 square feet of an office and warehouse facility in Chanhassen, Minnesota. We occupy 54,000 of the 106,000 square feet as our corporate headquarters, including our principal technical operations and our integration, assembly and support service operations. As of December 31, 2010, our other 21 leased locations (which house sales and technical staffs) are small-to-medium-sized offices throughout the United States.

        In December 2004, we agreed to sublease approximately 52,000 of the 106,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. In the first quarter of 2005, we incurred a one-time, non-cash charge of $3.5 million related to the sublease and lot sale. We estimate we will obtain annual cost savings of $950,000 during the sublease term.

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

	High	Low
Year Ended December 31, 2010
First Quarter	$4.69	$4.16
Second Quarter	4.93	3.79
Third Quarter	3.92	2.93
Fourth Quarter	4.81	3.00
Year Ended December 31, 2009
First Quarter	3.50	2.50
Second Quarter	4.45	2.80
Third Quarter	4.26	3.05
Fourth Quarter	4.60	3.59

        On February 24, 2011, the closing price per share of our common stock was $7.23. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On February 24, 2011, there were approximately 101 holders of common stock, including record holders and stockholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held through a small number of record holders by over 1,544 beneficial owners.

        Except for distributions paid to our stockholders related to S corporation earnings generated prior to our initial public offering in 1999, we have paid no dividends on our common stock. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2010, 2009, or 2008 nor did we have any unregistered sales of equity securities during 2010, 2009, or 2008. You can find additional information about our equity compensation plans in Part III, Item 11 of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. We derived the data as of December 31, 2010 and 2009, and for 2010, 2009 and 2008, from our audited financial statements included in this Annual Report. We derived the data as of December 31, 2008, 2007 and 2006, and for 2007 and 2006, from our audited financial statements not included in this Annual Report. We acquired the reseller business of Incentra in December 2009, the networking division of Cross Telecom in October 2009 and MCSI in January 2007. They are included in our financial statements beginning on those dates.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$180,424	$94,788	$113,493	$111,201	$102,400
Service sales	113,255	83,294	82,104	66,571	43,583

Total net sales	293,679	178,082	195,597	177,772	145,983

Cost of sales:
Cost of product sales	140,984	71,303	84,980	84,369	77,365
Cost of services	83,951	60,343	57,966	48,111	30,521
Amortization of intangibles	1,108	—	—	—	—

Total cost of sales	226,043	131,646	142,946	132,480	107,886

Gross profit	67,636	46,436	52,651	45,292	38,097

Operating expenses:
Sales and marketing	32,353	21,408	23,368	22,067	15,985
General and administrative	14,092	11,943	11,902	11,720	10,434
Engineering	15,652	11,650	11,590	9,181	6,098
Other income(5)	(503)	—	—	—	—
Integration and transaction costs	581	1,043	—	442	—
Amortization of finite-lived intangibles(1)(2)(3)	1,483	843	711	727	—

Total operating expenses	63,658	46,887	47,571	44,137	32,517

Earnings (loss) from operations	3,978	(451)	5,080	1,155	5,580
Interest income, net	14	94	589	983	714
Other expense	—	(1)	(37)	(75)	—

Earnings (loss) before income taxes	3,992	(358)	5,632	2,063	6,294
Income tax expense (benefit)(4)	1,690	197	2,236	864	(2,203)

Net earnings (loss)	$2,302	$(555)	$3,396	$1,199	$8,497

Net earnings (loss) per common share:
Basic	$0.18	$(0.04)	$0.27	$0.10	$0.77
Diluted	$0.18	$(0.04)	$0.27	$0.10	$0.76
Weighted average shares outstanding:
Basic	12,801	12,550	12,370	12,156	11,006
Diluted	12,981	12,550	12,495	12,392	11,127

	As of December 31,
	2010	2009(6)	2008	2007	2006
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$8,988	$15,631	$27,730	$25,164	$22,900
Working capital	21,636	14,702	23,735	15,992	19,654
Total assets	176,072	153,978	135,892	131,469	86,849
Stockholders' equity	47,455	43,415	42,519	38,244	27,322

(1)
In January 2007, we acquired MCSI. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles, consisting of $4.3 million of customer relationships and $76,000 of backlog, which are amortized over their estimated lives of six years and two months, respectively. We incurred integration costs of $442,000 in conjunction with the acquisition of MCSI.

(2)
In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom. We have included its results of operations beginning on the acquisition date. We recorded finite lived intangibles, consisting of $67,000 for services agreement and $467,000 for certifications, which are amortized over their estimated lives of four years and two years, respectively.

(3)
In December 2009, we acquired the reseller business of Incentra. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles, consisting of $263,000 of trademarks, $1.1 million of backlog and $3.8 million of customer relationships, which are amortized over their estimated lives of three years, 1 year and 8 years, respectively. In 2009 and 2010, we incurred integration costs of $1.0 million and $581,000, respectively, in conjunction with the acquisition of Incentra's reseller business.

(4)
Prior to 2006 we recorded a valuation allowance for deferred tax assets. We continued to record a full valuation allowance against our deferred tax assets for 2003, 2004 and 2005 due to the uncertainty of the realization and timing of the benefits of those deferred tax assets as we had not achieved a sufficient level of sustained profitability. During 2006, management concluded that we had attained a sufficient level of sustained profitability and recorded a tax benefit of $2.2 million resulting principally from the reversal of our income tax valuation allowance.

(5)
In conjunction with our Cross acquisition, we entered into a reverse earn-out agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. In September 2010, the first year of the three year reverse earn-out agreement came to an end and there was a shortfall paid by Cross of $503,000, which was recorded as other income since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value.

(6)
Selected balance sheet data for 2009 has been updated for measurement period changes related to our Incentra acquisition. Due to the timing of the acquisition (closed December 2009), complexities and related integration we did not complete our final fair value assessment until late in 2010. Adjustments to provisional amounts during the measurement period, that were the result of information that existed as of the acquisition date, require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly our 2009 balance sheet was adjusted to account for these changes. The changes resulted in a $523,000 reduction in goodwill and did not impact our income statement.

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

Overview

        We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, we assess, design, deploy, and support infrastructures—servers, storage and networks—at the heart of the data center. Our portfolio of solutions and services spans four practices: consolidation and virtualization, data storage protection, advanced network infrastructures and business continuity and disaster recovery solutions. We offer a full suite of practice-specific analysis, design, implementation, management, and support services.

        Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products. Our data center strategy is supported through multiple trends in the market in supporting the market and our customers with a single vendor to provide their data center infrastructure needs. As of December 31, 2010, we have 32 locations, including both leased facilities and home offices, throughout the United States. We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

        We sell support service contracts to most of our customers. In about half of the contracts that we sell, our customers purchase support services through us, customers receive the benefit of integrated system wide support. We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with our and/or vendor technical staff to meet the customer's needs. Our support service agreements with our customers include an underlying agreement with the product manufacturer. The manufacturer provides on-site support assistance if necessary. We defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months. The other half of the support service contracts that we sell are direct with the product manufacturers.

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

        We view the current data center infrastructure market as providing significant opportunity for growth. Currently, our market share is a small part of the overall market. However, the providers of the data center infrastructure industry's products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as us to sell their products. While these trends provide opportunity for us, we must improve our business model to generate sustainable, profitable growth. Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us. We believe the best way to improve our company and create long-term shareholder value is to focus on building scaleable capabilities and a leverageable cost structure. Our current strategies are focused on:

  •
  Increasing our sales team productivity.

  •
  Scaling our existing geographic locations.

  •
  Expanding our customer support revenues.

  •
  Enhancing our consulting and professional services business.

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

        All of these plans have various challenges and risks associated with them, including those described under "Risk Factors" in this Annual Report and that:

  •
  Continued worldwide economic troubles may adversely affect our customers' buying patterns.

  •
  We may not increase our productivity and may lose, or not successfully recruit and retain key sales, technical or other personnel.

  •
  Competition is intense and may adversely impact our profit margin. Customers have many options for data center products and services.

  •
  We may not successfully identify acquisition candidates or profitably integrate any business we acquire.

Acquisitions

        Reseller Business of Incentra, LLC.    In December 2009, we acquired the reseller business of Incentra, LLC ("Incentra") which designs, procures, implements and supports data center solutions with storage, networking, security and servers from leading manufacturers. We did not acquire Incentra's managed services portfolio and related operations. We accomplished the acquisition through the purchase of substantially all of the assets of Incentra's reseller business pursuant to an asset purchase agreement.

        Under the asset purchase agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note paid on March 31, 2010. The promissory note was secured by the assets we purchased under the asset purchase agreement. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect was a decrease in the purchase price of $32,000.

        This acquisition doubles our presence in Chicago and the Northeast and provides us with a significant presence in the West. Our combined team now has expanded experience to design and implement complex data center solutions, which will deliver increased productivity and efficiency for our customers. We have experienced operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2009 reflect the addition of Incentra's reseller business for thirteen days. Please see Note 2 to our financial statements for further information.

        Networking Solutions Division of Cross Telecom.    In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million, which was paid in cash. We believe the acquisition of this team of certified Cisco networking experts will be additive to our expertise in designing, implementing and managing sophisticated virtualized data center, storage and backup recovery solutions. In addition, we obtained Cross' Cisco Silver certification.

        Simultaneously, we entered into a reverse earn-out agreement with Cross where they agreed to purchase $1.8 million of Cisco networking products and services from us over the next three years. Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. We estimated the fair values of the assets acquired to goodwill and finite lived intangibles, which consisted of the services agreement and certifications. They have estimated lives of four and two years, respectively, and we are amortizing them using the straight line method.

        The first year of the three year reverse earn-out agreement came to an end at September 30, 2010. Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time. At September 30, 2010, there was a shortfall between customer purchases and the guaranteed annual purchase amount of $503,000. We determined that the revenue targets would be met and the reverse earn-out had no fair value. Therefore, the shortfall amount of $503,000 represented a change in fair value of the acquisition date reverse earn-out and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations. We believe that the revenue targets for the next two years will be met and accordingly the reverse earn-out was determined to have no fair value at December 31, 2010. Please see note 2 to our financial statements for further information.

        Merger with Midrange Computer Systems Inc.    In January 2007, we entered into an agreement and plan of merger with Midrange Computer Systems Inc. ("MCSI"), a storage consulting, solutions and service provider based in Chicago, Illinois. We believe the acquisition strengthened our presence in our then existing regional markets and expanded our reach into a number of then key new regional markets. We paid a purchase price of approximately $14.3 million for MCSI, consisting of $5.0 million cash and 1,163,384 shares of our common stock. Our results of operations for 2007 reflect the addition of MCSI for eleven months.

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

Results of Operations

        Our sales increased $115.6 million or 64.9% to $293.7 million for 2010 as compared to 2009. Our gross margin increased $21.2 million or 45.7% to $67.6 million for 2010 as compared to 2009. Our earnings from operations increased $4.4 million from a loss of $451,000 in 2009 to earnings of $4.0 million in 2010. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.0	73.9	73.1

Gross profit	23.0	26.1	26.9

Operating expenses:
Sales and marketing	11.0	12.0	11.9
General and administrative	4.8	6.7	6.1
Engineering	5.3	6.5	5.9
Other income	(0.2)	—	—
Integration costs	0.2	0.6	—
Amortization of intangibles	0.5	0.5	0.4

Total operating expenses	21.6	26.3	24.3

Operating earnings (loss)	1.4%	(0.3)%	2.6%

Comparison of 2010, 2009 and 2008

Sales, Gross Profit and Gross Profit Percentage:

        The following table shows, for the periods indicated, sales and gross profit information for our product and service sales.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Product sales	$180,424	$94,788	$113,493
Service sales	113,255	83,294	82,104
Product gross profit	$38,332	$23,485	$28,513
Service gross profit	29,304	22,951	24,138
Product gross profit as a percentage of product sales	21.2%	24.8%	25.1%
Service gross profit as a percentage of service sales	25.9%	27.6%	29.4%

        Sales.    Our product sales increased 90.3% in 2010 from 2009 to $180.4 million, and decreased 16.5% in 2009 from 2008 to $94.8 million. Our service sales, which includes customer support, consulting and installation services, increased 36.0% in 2010 over 2009 to $113.3 million, and increased 1.4% in 2009 from 2008 to $83.3 million. Our 2009 results for both product sales and service sales include revenues of $4.4 million from the acquisition of Incentra's reseller business.

        The increase in our products sales in 2010 as compared to 2009, reflect the impact of our acquisition of Incentra in December 2009, a general increase in IT spending in 2010, and the impact of our diversification in the mix of product offerings due to our transition to servicing the complete data center. The decline in our product sales in 2009 as compared to 2008 reflects the continuing negative impact of the economic slowdown that many of our customers are experiencing. Our more recent product sales continue to reflect our customers' closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses. This has created longer sales cycles with a number of large project delays. We cannot predict if spending will slow down among our customers in 2011.

        The increase in our services sales for 2010 over 2009 included an increase in customer support contract sales of $22.8 million or 31.1% over 2009 and an increase in installation and configuration services of $7.6 million or 77.8% over 2009. The increase in service sales in 2010 reflects the impact of our acquisition of Incentra in December 2009. For 2009, customer support contract sales increased $2.3 million or 3.3% over 2008 while installation and configuration service sales decreased $1.5 million or 13.4% mirroring our decrease in product sales over the same period. For both 2009, the slowdown in the growth of our customer support contract sales and installation and configuration services relates to the downturn in our product sales. We experienced a slight benefit in sales of customer support contracts related to 2008 product sales, which we recognize over the contract term. Without sustainable growth in our product sales going forward, we expect our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

        We had no single customer account for 10% or greater of our sales for the years 2010, 2009 or 2008.

        Gross Profit.    Our total gross profit as a percentage of net sales was 23.0% in 2010, decreasing from 26.1% in 2009 and 26.9% in 2008. Our total gross profit for 2010 includes amortization of intangibles of $1.1 million related to order backlog acquired in connection with our Incentra acquisition. This finite lived intangible has an estimated life of one year and was fully amortized in 2010.

        Product gross profit as a percentage of product sales was 21.2% in 2010 as compared to 24.8% in 2009 and 25.1% in 2008. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. Our product gross profit as a percentage of product sales for 2010 over 2009 was lower than prior years as we implemented our strategy of selling total solutions into the data center, which includes lower margin servers and networking solutions. Our product gross profit as a percentage of product sales decreased for 2009 over 2008 and 2010 over 2009 due to our continued focus on pursuing new customer account opportunities and pricing pressures from our customers due to the current economic downturn. We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for 2011 will be between 21% and 23%.

        Our product gross profit is also impacted by the various programs we have in place with our vendors that provide economic incentives for achieving various sales performance targets and early payment of invoices. Achieving these targets contributed favorably to our product gross profit by $4.1 million (3% of product cost sales), $2.0 million (3% of product cost sales) and $1.5 million in 2010, 2009 and 2008, respectively. These vendor programs constantly change and we negotiate them separately with each vendor. While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.

        Service gross profit as a percentage of service sales was 25.9% in 2010 as compared to 27.6% in 2009 and 29.4% in 2008. In 2010, our decrease in service gross profit is in part due to $853,000 of Incentra-related acquisition accounting adjustments to reduce acquired maintenance contracts to fair value. Excluding these adjustments, service gross profit margin would have been 26.6% for 2010. In addition, we have experienced a decrease in the mix or products we can provide first call maintenance support for which generally have higher margins. In 2009, our service gross profit decreased because our vendors delivered a greater percentage of our installation and configuration services, which typically carries a lower margin. We estimate that our service gross margins for 2011 will be between 27% and 30%.

Operating Expenses:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Sales and marketing	$32,353	$21,408	$23,368
General and administrative	14,092	11,943	11,902
Engineering	15,652	11,650	11,590
Other income	(503)	—	—
Integration and transaction costs	581	1,043	—
Amortization of intangibles	1,483	843	711

Total operating expenses	$63,658	$46,887	$47,571

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $32.4 million, or 11.0% of net sales for 2010 as compared to $21.4 million, or 12.0% of net sales for 2009 and $23.4 million, or 11.9% of net sales for 2008. The increase in sales and marketing expenses in absolute dollars for 2010 over 2009 is due to an increase in compensation expenses in connection with our Incentra acquisition, which increased our sales and marketing headcount by approximately 73%. The decrease in sales and marketing expenses in absolute dollars for 2009 over 2008 is due to a $2.5 million reduction in variable compensation and commissions, in turn related to the overall decline in revenues and gross profit in 2009. The decrease in sales and marketing expenses as a percentage of new sales from 2010 to 2009 reflects the improvement in revenues per employee we have realized as part of our growth strategy. The increase in sales and marketing expenses as a percentage of net sales from 2009 to 2008 is due to the overall decline in our revenue for 2009. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increase to $14.1 million or 4.8% of net sales for 2010 as compared to $11.9 million, or 6.7% of net sales for 2009 and $11.9 million, or 6.1% of net sales for 2008. Our general and administrative expenses increased $2.1 million in 2010 as compared to 2009, but as a percentage of net sales it decreased to 4.8% from 6.7% in 2009. The increase in general administrative expenses for 2010 was due to increased rent and facility charges of $1.3 million for the addition of Incentra offices we acquired and expenses of $536,000 for our 2010 national sales meeting. The decrease in general and administrative expenses as a percentage of net sales, in 2010 as compared to 2009, reflects the impact of a modest increase in expenses related to the Incentra acquisition to support a significant increase in revenues. General and administrative expenses in 2009 included $558,000 of severance agreement payments for several of our former executives. Cost reduction efforts in 2009 resulted in savings of $205,000 by canceling our annual sales meeting. We also lowered our travel and entertainment, training and communication expenses by $149,000, $162,000 and $131,000, respectively. Our general and administrative expenses were higher as a percentage of net sales for 2009 as compared to 2008 due to the overall decline in our revenue for 2009.

        Engineering.    Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $15.7 million, or 5.3% of net sales in 2010 compared to $11.7 million, or 6.5% of net sales in 2009 and $11.6 million, or 5.9% of net sales in 2008. The increase in engineering expenses in absolute dollars for 2010 over 2009 is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our engineering headcount by approximately 31%. The decrease in engineering expenses as a percentage of sales, for 2010 as compared to 2009, is primarily a result of a greater percentage of our engineering costs being allocated to our cost of service sales since a greater percentage of our installation and configuration services were performed by our engineering personnel. The slight increase in engineering expenses in absolute dollars for 2009 over 2008 is due to an increase in salaries and benefits of $289,000 as we continually invest in regional engineering support. The increase in engineering expenses as a percentage of sales for 2009 as compared to 2008 is primarily the result of investments in regional engineering support, regional management and customer support resources.

        Other Income.    For 2010, 2009 and 2008 we had other income of $503,000, $0 and $0, respectively. Our Cross acquisition included a reverse earn-out agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. At September 30, 2010 the first year of the three year reverse earn-out agreement came to an end and there was a shortfall between customer purchases and the guaranteed annual purchase of $503,000. Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time. Since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value, the shortfall amount of $503,000 represented a change in fair value of the acquisition date reverse earn-out and, in accordance with

ASC 805-30-35 was classified as other income within operation expenses on our statement of operations.

        Integration and Transaction Costs.    We had integration expenses of $ 581,000 and $1.0 million in 2010 and 2009, respectively. We incurred the majority of these expenses for the acquisition of the reseller business of Incentra in December 2009. Integration expenses in 2009 for the Incentra transaction included audit, legal and other outside consulting fees, expenses for our transition services agreement with Incentra and severance payments. Integration expenses in 2010 for the Incentra acquisition are related to facility abandonment costs and our transition services agreement which consists of transition benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $1.5 million, $843,000 and $711,000 in 2010, 2009 and 2008, respectively. Amortization of intangible assets increased in 2010 and 2009 from 2008 due to the acquisition of the networking solutions division of Cross Telecom and the Incentra reseller business. The finite-lived intangibles we acquired in our acquisition of the networking solutions division of Cross Telecom consisted of a services agreement and certifications having estimated lives of four years and two years, respectively. The finite-lived intangibles we acquired in our Incentra reseller business acquisition consisted of trademarks, order backlog and customer relationships having estimated lives of three years, one year and eight years, respectively. Our amortization expenses also include the finite lived intangibles we acquired in our 2007 MCSI acquisition consisting of customer relationships and backlog having estimated lives of six years and two months, respectively. We are amortizing all of these finite-lived intangible assets using the straight line method. We expect amortization expense to be approximately $1.5 million in 2011.

        We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit. For 2010, 2009 and 2008, we determined that our goodwill was not impaired.

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment. If there is an indication of possible impairment, we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization plus a control premium is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

        Since we have one reporting unit, we estimate our fair value based on our market capitalization plus a control premium. As of our measurement date, December 31, 2010, our market capitalization was well above our stockholders equity without a control premium. A control premium is the amount that a buyer would pay over a company's current market price based on its traded price per share (i.e. market capitalization) to acquire a controlling interest. Control premiums are justified by expected acquisition synergies, such as expected cash flow increases from cost savings and revenue enhancements. We determine the appropriate range of control premiums to apply by reviewing those paid over the past three years by similar companies with market capitalizations of between $20 million and $200 million.

        We cannot assure that future adverse economic conditions will not trigger future goodwill impairment testing or an impairment charge. In addition, we cannot assure that our business, or others of similar size, would ever sell at a price reflecting our estimated control premium. We further cannot assure that our market capitalization represents the fair value of our reporting unit or that a sustained drop in our market capitalization would not cause any impairment. We will continue to monitor and evaluate the carrying value of our goodwill to determine whether interim asset impairment testing is warranted.

        We perform an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2010, 2009 and 2008, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

Operating Earnings:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Earnings (loss) from operations	$3,978	$(451)	$5,080

        We realized earnings from operations of $4.0 million and $5.1 million in 2010 and 2008, respectively. We realized a loss from operations of $451,000 in 2009. Our earnings from operations in 2010 are a result of our higher revenues and gross margins as we realized the benefits of our Incentra acquisition and the implementation of our strategy to sell product and services to support the entire data center. Our loss from operations in 2009 is a result of a decrease in our revenues and margins due to the current economic downturn and integration costs we incurred in conjunction with our acquisition of Incentra's reseller business. The increase in our earnings from operations in 2008 is a result of higher revenues and gross margins partially offset by higher operating expenses.

Income Taxes:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income tax expense	$1,690	$197	$2,236

        We had income tax expense of $1.7 million in 2010 which resulted in our estimated effective tax rate of 42%. We had income tax expense of $197,000 in 2009 which resulted in our estimated effective tax rate of (55%). For 2009, we had income tax expense despite our loss position due to certain permanent differences, including those for meals and entertainment and incentive stock compensation expense. We had income tax expense of $2.2 million in 2008 which resulted in our estimated effective tax rate of 40%. As of December 31, 2010, we had $4.6 million of federal net operating carryforwards which will fully expire in 2029. Also at that date, we had $6.9 million of state net operating loss carryforwards to offset future state taxable income. These state tax carryforwards expire between 2013 and 2028. For 2010 and 2009, respectively, we recorded approximately $15,800 and $1,300 to equity for tax benefits associated with the vesting of restricted stock and the exercise of stock options. For 2008, we recorded approximately $13,000 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 44%.

Quarterly Results and Seasonality

        The following table sets forth our unaudited quarterly financial data for each quarter of 2010 and 2009. We have prepared this unaudited information on the same basis as our audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2010				2009
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$62,544	$70,875	$69,220	$91,040	$39,868	$43,697	$42,711	$51,806
Gross profit	14,332	16,760	16,665	19,879	10,573	11,640	10,959	13,264
Operating earnings (loss)	(1,535)	(65)	1,425	4,153	(856)	383	(386)	408
Net earnings (loss)	(891)	5	771	2,417	(596)	283	(84)	(158)

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

Liquidity and Capital Resources

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Total cash provided by (used in):
Operating activities	$(2,525)	$686	$3,446
Investing activities	1,467	(14,008)	204
Financing activities	(2,855)	(34)	(80)

Increase (decrease) in cash and cash equivalents	$(3,913)	$(13,356)	$3,570

        Since our initial public offering in 1999 we have financed our operations and capital requirements through cash flows generated from operations. Our working capital was $21.6 million at December 31, 2010 as compared to $14.7 million at December 31, 2009. At December 31, 2010, our cash and cash equivalents balance was $8.9 million as compared to cash and cash equivalents of $12.9 million at December 31, 2009.

        Cash used in operating activities for 2010 was $2.5 million. Cash used in operating activities for 2010 was primarily impacted by:

  •
  Our net earnings for the year of $2.3 million.

  •
  Non cash charges of $2.6 million, $1.6 million and $945,000 for amortization of intangibles, stock compensation expense and depreciation, respectively.

  •
  A net increase in working capital (accounts receivable, inventories and accounts payable) of $14.9 million reflecting our increase in revenues for the year

  •
  A net $2.2 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

        Cash provided by operating activities for 2009 was $686,000. Cash provided by operating activities for 2009 was primarily impacted by:

  •
  A net loss for the year of $555,000.

  •
  An increase in deferred income taxes of $2.9 million primarily related to an accounting method change with the IRS for income tax purposes.

  •
  A net decrease in working capital (accounts receivable, inventories and accounts payable) of $4.5 million reflecting our overall lower revenues for the year.

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

        Cash provided by investing activities was $1.5 million in 2010 primarily from proceeds from short-term investments of $2.7 million offset by purchases of $1.3 million for upgraded computer equipment and leasehold improvements. Cash used in investing activities was $14.0 million in 2009. In 2009, our primary use of cash for investing activities was to complete our October 2009 acquisition for the networking solutions division of Minneapolis-based Cross Telecom and our December 2009 acquisition for the Incentra reseller business. In addition, we invested an additional $1.3 million in short-term investments. Cash provided by investing activities was $204,000 in 2008. In 2008, we had proceeds from the sale of short-term investments of $1.0 million offset by purchases of $800,000 for upgraded computer equipment and telephone systems and leasehold improvements.

        Cash used in financing activities in 2010, 2009 and 2008 was $2.8 million, $34,000 and $80,000, respectively. In 2010, we used $3.0 million of cash to repay our Incentra acquisition promissory note. In 2009 and 2008, we used cash primarily for the redemption of restricted shares for tax withholding payments.

        We have an eleven-year non-cancelable operating lease for our corporate headquarters in Chanhassen, Minnesota which expires in 2012. The lease requires annual base rental payments of approximately $1.3 million. In December 2004, we agreed to sublease approximately 52,000 of the 106,000 square feet we then occupied. The initial term of the sublease is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublease requires rent payments ranging from $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. For more information, see Note 5 of the Notes to our Financial Statements.

        In December 2009, we acquired the reseller business of Incentra, LLC ("Incentra"). Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note paid on March 31, 2010. The promissory note is secured by the assets we purchased under the Asset Purchase Agreement. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect was a decrease in the purchase price of $32,000.

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

        We are currently exploring the possibility of a public offering of our common stock and common stock owned by Gregory Meland, our largest shareholder and a director. We plan to use the net proceeds from such offering for potential acquisitions of other businesses that will complement our current business model and growth plans. Any amount of the net proceeds of such offering not used for acquisitions will be used for general corporate purposes.

Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet financing.

Contractual Obligations and Commitments

        As of December 31, 2010, our contractual cash obligations consist of future minimum lease payments due under non-cancelable operating leases as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2011	$2,193	$(719)	$1,474
2012	1,064	(239)	825
2013	428	—	428
2014	362	—	362
2015	21	—	21
Thereafter	—	—	—

	$4,068	$(958)	$3,110

        We periodically enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2010, no such losses existed.

        We are planning for $1.5 million to $2.0 million of capital expenditures during 2011 primarily related to enhancements to our management information systems and upgraded computer equipment.

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

Recent Accounting Pronouncements

        See Note 1 to our Consolidated Financial Statements in Part II, Item 8 of this Report for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

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

        Interest rate risk.    As of December 31, 2010, we had $9.0 million of cash and money market accounts. A decrease in market rates of interest would have no material effect on the value of these assets or the related interest income due to the nature of money market accounts. We have no short or long-term debt.

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

We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Datalink Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 1, 2011

DATALINK CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$8,988	$12,901
Short-term investments	—	2,730
Accounts receivable, net	57,779	44,109
Inventories	2,210	1,561
Current deferred customer support contract costs	48,715	38,050
Inventories shipped but not installed	7,191	8,973
Income tax receivable	1,064	1,073
Other current assets	607	205

Total current assets	126,554	109,602
Property and equipment, net	2,126	1,808
Goodwill	23,146	23,178
Finite-lived intangibles, net	5,219	7,810
Deferred customer support contract costs non-current	18,742	11,186
Other assets	285	394

Total assets	$176,072	$153,978

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,749	$31,025
Note payable due to seller of acquired business	—	3,000
Accrued commissions	3,546	2,680
Accrued sales and use taxes	1,414	1,228
Accrued expenses, other	3,427	3,092
Current deferred tax liability	3,723	814
Customer deposits	2,209	3,994
Current deferred revenue from customer support contracts	61,571	48,765
Other current liabilities	279	302

Total current liabilities	104,918	94,900
Deferred income tax liability	203	1,357
Deferred revenue from customer support contracts non-current	23,284	13,850
Other liabilities non-current	212	456

Total liabilities	128,617	110,563

Commitments and contingencies (Notes 5, 6, and 8)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,569,533 and 13,260,788 shares issued and outstanding as of December 31, 2010 and 2009, respectively	14	13
Additional paid-in capital	43,332	41,595
Retained earnings	4,109	1,807

Total stockholders' equity	47,455	43,415

Total liabilities and stockholders' equity	$176,072	$153,978

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales:
Product sales	$180,424	$94,788	$113,493
Service sales	113,255	83,294	82,104

Total net sales	293,679	178,082	195,597
Cost of sales:
Cost of product sales	140,984	71,303	84,980
Cost of services	83,951	60,343	57,966
Amortization of intangibles	1,108	—	—

Total cost of sales	226,043	131,646	142,946

Gross profit	67,636	46,436	52,651
Operating expenses:
Sales and marketing	32,353	21,408	23,368
General and administrative	14,092	11,943	11,902
Engineering	15,652	11,650	11,590
Integration and transaction costs	581	1,043	—
Amortization of intangibles	1,483	843	711
Other income	(503)	—	—

Total operating expenses	63,658	46,887	47,571

Earnings (loss) from operations	3,978	(451)	5,080
Interest income	14	94	589
Other expense	—	(1)	(37)

Net earnings (loss) before income taxes	3,992	(358)	5,632
Income tax expense	1,690	197	2,236

Net earnings (loss)	$2,302	$(555)	$3,396

Net earnings (loss) per common share:
Basic	$0.18	$(0.04)	$0.27
Diluted	$0.18	$(0.04)	$0.27
Weighted average common shares outstanding:
Basic	12,801	12,550	12,370
Diluted	12,981	12,550	12,495

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount			Total
Balances, December 31, 2007	12,476	$12	$39,266	$(1,034)	$38,244
Net earnings	—	—	—	3,396	3,396
Stock option and restricted stock expense	486	1	959	—	960
Redemption of restricted shares for tax withholding payments	(52)	—	(128)	—	(128)
Excess tax from stock compensation	—	—	(13)	—	(13)
Common shares issued under exercise of stock options	20	—	60	—	60

Balances, December 31, 2008	12,930	13	40,144	2,362	42,519
Net loss	—	—	—	(555)	(555)
Stock option and restricted stock expense	345	—	1,485	—	1,485
Redemption of restricted shares for tax withholding payments	(64)	—	(208)	—	(208)
Common shares issued under exercise of stock options	50	—	174	—	174

Balances, December 31, 2009	13,261	13	41,595	1,807	43,415
Net earnings	—	—	—	2,302	2,302
Stock option and restricted stock expense	232	—	1,592	—	1,592
Redemption of restricted shares for tax withholding payments	(32)	—	(203)	—	(203)
Common shares issued under exercise of stock options	109	—	364	—	364
Excess tax from stock compensation	—		(16)		(16)

Balances, December 31, 2010	13,570	$14	$43,332	$4,109	$47,455

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$2,302	$(555)	$3,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for bad debts	73	57	88
Depreciation	945	838	966
Amortization of finite lived intangibles	2,591	843	711
Amortization of discount on short-term investments	—	(15)	(1)
Income taxes	9	—	—
Deferred income taxes	1,755	2,866	(182)
Amortization of sublease reserve	(288)	(310)	(335)
Stock based compensation expense	1,592	1,485	959
Loss on disposal of assets	—	—	17
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(13,742)	(8,226)	3,775
Inventories	1,133	1,098	3,617
Deferred customer support contract costs/revenues, net	2,234	(567)	934
Accounts payable	(2,276)	2,606	(10,014)
Accrued expenses	1,387	460	(594)
Other	(240)	106	109

Net cash provided by operating activities	(2,525)	686	3,446

Cash flows from investing activities:
Sale (purchases) of investments	2,730	(1,257)	1,004
Purchases of property and equipment	(1,263)	(391)	(800)
Payment for acquisitions, net of cash acquired	—	(12,360)	—

Net cash provided by (used in) investing activities	1,467	(14,008)	204

Cash flows from financing activities:
Payment of note payable due to seller of acquired business	(3,000)	—	—
Excess tax from stock compensation	(16)	—	(13)
Tax withholding payments reimbursed by restricted stock	(203)	(208)	(128)
Proceeds from issuance of common stock from option exercise	364	174	60

Net cash used in financing activities	(2,855)	(34)	(80)

Increase (decrease) in cash and cash equivalents	(3,913)	(13,356)	3,570
Cash and cash equivalents, beginning of year	12,901	26,257	22,687

Cash and cash equivalents, end of year	$8,988	$12,901	$26,257

Supplementary cash flow information:
Cash paid for income taxes	509	278	2,727
Cash received for income tax refunds	568	1,888	—
Supplementary non-cash investing and financing activities:
See Note 2 for non-cash information on our acquisitions

The accompanying notes are an integral part of these financial statements.

 DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

  Description of Business:

        Datalink Corporation provides solutions and services that help make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, we help companies migrate from physical to virtual data centers, ensure data protection and optimize enterprise networks. We derive our revenues principally from designing, installing and supporting data center solutions. Our solutions and services span three practices: consolidation and virtualization of data center infrastructures; enhanced data protection; and advanced network infrastructures. We are frequently engaged to provide assistance in the installation of data center solutions and to provide support services subsequent to the installation. Occasionally, we are engaged for consulting services.

  Recently Issued and Adopted Accounting Standard:

        In October 2009, the Financial Accounting Standards Boards ("FASB") amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Under ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Under ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are effective for deals entered into after January 1, 2011. Adoption may either be on a prospective basis or by retrospective application and we will be adopting prospectively. We are currently assessing the impact of these amendments to the ASC on its accounting and reporting systems and processes. We are currently evaluating the impact that the adoption of the ASC as of January 1, 2011 will have on our consolidated financial statements. We believe that application of these amendments will result in a substantial portion of our revenue and all related cost of sales being recognized at the time of sale. Currently certain revenue for hardware and essential software and associated cost of sales are deferred at the time of sale and recognized when installation or configuration services have been completed. As of December 31, 2010 we had recorded $8.8 million in revenues shipped but not installed that would have been recognized in the fourth quarter of 2010 if we had been recognizing revenue upon shipment.

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

  Short-Term Investments:

        Our short-term investments consist principally of certificates of deposits. We categorize these investments as not available-for-sale securities and record them at fair market value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments.

  Accounts Receivable, net:

        We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history and current economic conditions. We write off trade receivables when deemed uncollectible, which is generally in excess of a year past due provided we have no additional information to suggest we continue to expect customer payment. We record recoveries of trade receivables previously written off when received.

        We recorded accounts receivable net of the reserve for doubtful accounts of $204,000 and $629,000 at December 31, 2010 and 2009, respectively.

  Concentration of Credit Risk:

        We had no customers that comprised more than 10% of our sales in 2010, 2009 or 2008.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves by $105,000 and $122,000 at December 31, 2010 and 2009, respectively.

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

	December 31,
	2010	2009
	(in thousands)
Property and equipment:
Construction in process	$304	$39
Leasehold improvements	1,704	1,487
Furniture and fixtures	2,180	2,067
Equipment	3,484	4,202
Computers and software	2,442	2,297

	10,114	10,092
Less accumulated depreciation and amortization	7,988	8,284

	$2,126	$1,808

  Goodwill:

        We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit. Our measurement date is December 31, 2010.

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

  Valuation of Long-Lived Assets:

        We perform an impairment test for finite-lived assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2010, 2009 and 2008, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

  Stock Compensation Plans:

        We utilize the fair value method of accounting to account for share-based compensation awards. This requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We use the Black-Scholes model to determine the fair value of share-based payment awards. Stock-based compensation expense was $1.5 million, $1.5 million and $959,000 for 2010, 2009 and 2008, respectively.

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

  Uncertain Tax Positions:

        We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. We include interest and penalties for our tax contingencies in income tax expense. At December 31, 2010 and 2009, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

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

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Net earnings (loss)	$2,302	$(555)	$3,396

Basic:
Weighted average common shares outstanding	13,570	13,261	12,930
Weighted average common shares of non-vested stock	(769)	(711)	(560)

Shares used in the computation of basic net earnings per share	12,801	12,550	12,370

Net earnings (loss) per share—basic	$0.18	$(0.04)	$0.27

Diluted:
Shares used in the computation of basic net earnings (loss) per share	12,801	12,550	12,370
Employee and non-employee director stock options	51	—	80
Non-vested stock	129	—	45

Shares used in the computation of diluted net earnings (loss) per share	12,981	12,550	12,495

Net earnings (loss) per share—diluted	$0.18	$(0.04)	$0.27

        We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2010	2009	2008
Non-vested common stock	249,001	507,924	302,008
Options to purchase shares of common stock	140,202	327,687	549,107

  Fair Value of Financial Instruments:

        At December 31, 2010 and 2009, the carrying values of current financial instruments such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other current assets, accrued liabilities, other current liabilities and notes due to seller of acquired business approximated their market values, based on the short-term maturities of these instruments.

        We use the three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of December 31, 2010 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of December 31, 2010 (in thousands)
	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$8,988	$8,988	—	—

2.     Acquisitions

  Networking Solutions Division of Cross Telecom

        On October 1, 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom's ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Simultaneously, Cross entered into an agreement with us to purchase at least $1.8 million of networking products and services from us over the next three years. Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. We determined that this earn-out liability is a Level 3 fair value measurement within the FASB's fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in operating expenses.

        The first year of the three year reverse earn-out agreement came to an end in September 2010. Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time. At September 30, 2010, there was a shortfall between customer purchases and the guaranteed annual purchase amount of $503,000. As discussed above, on October 1, 2009 we determined that the revenue targets would be met and the reverse earn-out had no fair value. Therefore, the shortfall amount of $503,000 represented a change in fair value of the acquisition date reverse earn-out and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations. We believe that the revenue targets for the next two years will be met and accordingly the reverse earn-out was determined to have no fair value at December 31, 2010.

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

        The following table summarizes the allocation of the purchase price to the fair value of the assets acquired:

(in thousands)
Assets acquired and their fair values:
Property & equipment	$47
Finite-lived intangibles	534
Goodwill	1,419

Net purchase price	$2,000

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

        Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note paid on March 31, 2010. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect was a decrease in the purchase price of $32,000.

        We estimated the fair value of the assets acquired and liabilities assumed of Incentra' primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. We based this approach upon our estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed.

        The fair value of the assets acquired included finite lived intangible assets, which consisted of trademarks, order backlog and customer relationships having estimated lives of three years, one year and eight years, respectively, and goodwill of approximately $4.0 million which will be deductible for tax purposes over a 15 year period. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill), because we believe this acquisition expands our regional presence and customer portfolio and enables us to provide our customers with complete data center solutions. We anticipate operational synergies and efficiencies through combined general and administrative and corporate functions.

        As of December 31, 2009, the fair value of the acquired assets was provisional as we had not yet completed our determination of the income tax basis of assets acquired and liabilities assumed and accordingly deferred income taxes had not been recorded. In addition, during 2010 we finalized the fair value determination for certain working capital assets and liabilities. Due to the timing of the acquisition (closed December 2009), complexities and related integration we did not complete our final fair value assessment until late in 2010. Adjustments to provisional amounts during the measurement period, that were the result of information that existed as of the acquisition date, require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly our 2009 balance sheet has been adjusted to account for these changes. The changes resulted in a $523,000 reduction in goodwill and did not impact our income statement.

        The following table summarizes the final allocation of the purchase price including measurement period adjustments:

(in thousands)
Assets acquired at their fair value:
Accounts receivable, net	$10,699
Inventory	167
Fixed assets	119
Finite-lived intangibles	5,219
Goodwill	4,012
Other assets	250

Total assets acquired	20,466
Liabilities assumed at their fair value:
Accounts payable	4,603
Deferred maintenance contracts, net	705
Accrued liabilities	1,358

Total liabilities assumed	6,666

Net purchase price	$13,800

        The finite lived intangibles which consisted of trademarks, order backlog and customer relationships have estimated lives of three years, one year and eight years, respectively, and we are amortizing them using the straight line method (see Note 3).

        Integration costs for 2010 and 2009 include salaries, benefits, retention bonuses and severances of exiting employees, some of whom assisted with the initial integration of Incentra. In addition, transaction costs for 2009 include legal, audit and other outside service fees necessary to complete our acquisition of Incentra, which were expensed. Total integration and transaction costs were $581,000 and $1.0 million during 2010 and 2009, respectively.

        The pro forma unaudited results of operations assuming consummation of our Incentra acquisition as of January 1, 2009 and excluding any pro forma information for the Cross acquisition as that pro forma impact was not significant, are as follows:

	Years Ended December 31,
	2009	2008
	(in thousands, except per share data)
Net sales	268,470	$397,253
Net earnings (loss)	(6,942)	2,414
Per share data:
Basic earnings (loss)	(0.55)	$0.20
Diluted earnings (loss)	(0.55)	$0.19

        The pro forma unaudited results do not purport to be indicative of the results which we would have obtained had we completed the acquisition as of the pro forma date.

3.     Intangibles:

        We had goodwill assets with a recorded value of $23.1 million and $23.2 million as of December 31, 2010 and 2009, respectively. Goodwill activity is summarized as follows:

(in thousands)
January 1, 2009	$17,748
Additions	5,953
Measurement period adjustments	(523)

December 31, 2009	$23,178
Adjustments	(32)
Additions	—

December 31, 2010	$23,146

        We had finite-lived intangible assets with a net book value of $5.2 million and $7.8 million as of December 31, 2010 and 2009, respectively. The change in the net carrying amount of intangibles during 2010 and 2009 is as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning Balance	$7,810	$2,900
Recognized in connection with acquisitions	—	5,753
Amortization	(2,591)	(843)
Impairment charges	—	—

Ending Balance	$5,219	$7,810

        Identified finite-lived intangible asset balances are summarized as follows:

		As of December 31, 2010			As of December 31, 2009
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	(3,283)	$4,827	8,110	(2,092)	$6,018
Services agreement	4	67	(21)	46	67	(4)	63
Certification	2	467	(292)	175	467	(59)	408
Trademarks	3	263	(92)	171	263	(4)	259
Order backlog	1	1,108	(1,108)	—	1,108	(46)	1,062

Total identified intangible assets		$10,015	(4,796)	$5,219	$10,015	(2,205)	$7,810

        Amortization expense related to finite-lived intangible assets for 2010, 2009 and 2008 was $2.6 million, $843,000 and $711,000, respectively. Amortization expense in 2010 and 2009 relates primarily to our acquisitions of MCSI in January 2007, the networking solutions division of Cross in October 2009 and the reseller business of Incentra in December 2009. Amortization expense in 2008 relates primarily to our acquisition of MCSI in January 2007. The finite lived intangibles we acquired related to the reseller business of Incentra consisted of trademarks, order backlog and customer relationships and have estimated lives of three years, one year and 8 years, respectively. The finite lived intangibles we acquired related to the networking solutions division of Cross consisted of the services agreement and certifications and have estimated lives of four years and 2 years, respectively. The finite lived intangibles we acquired related to our acquisition of MCSI consisted of customer relationships and backlog and have estimated lives of six years and two months, respectively. We are amortizing all finite lived intangibles using the straight line method. Expected amortization in each of the next five years is as follows:

(in thousands)
2011	1,472
2012	1,292
2013	553
2014	481
2015	481

$4,279

4.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2010	2009	2008
Tax expense (benefit) at U.S. statutory rates	34.0%	(34.0)%	34.0%
State tax expense, net of federal tax effect	4.7	11.9	3.7
Nondeductible expenses and other	3.0	22.9	2.0
Incentive stock options	0.6	54.1	—

Effective tax rate	42.3%	54.9%	39.7%

        Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$91	$257
Compensation accrual	526	235
Inventories	47	54
Deferred revenue	6,119	6,533
Deferred prepaids	(10,846)	(8,323)
Net operating loss carryovers	1,488	1,560
Change in accounting method	(1,202)	(1,202)
Other	54	72

Total current deferred tax assets (liabilities)	(3,723)	(814)
Long-term deferred tax liabilities:
Net operating loss carryovers	408	417
Intangibles	(760)	(837)
Property and equipment	(9)	37
Sublease reserve	133	242
Section 481(a) adjustment non-current	—	(1,202)
Other	25	(14)

Total long-term deferred tax liabilities	(203)	(1,357)

Net deferred tax assets (liabilities)	$(3,926)	$(2,171)

        Our fiscal years 2008 and 2009 are under IRS examination. The IRS is examining our change in accounting methodology for deferred maintenance contracts. The timing of the resolution of this examination, as well as the amount and timing of any related settlement, is uncertain. We believe that before the end of fiscal year 2011, it is reasonably possible that this audit will conclude. We believe our reserves are adequate to cover any potential assessments that may result from this examination.

        The tax expense for 2010 and 2009 consists of the following:

	Year Ended December 31,
	2010	2009
	(in thousands)
Current income tax expense	$13	109
Deferred tax (expense) benefit	1,677	88

Income tax expense	$1,690	197

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2010, we have federal net operating carryforwards of approximately $4.6 million which fully expire in 2029. As of December 31, 2010, we have state net operating loss carryforwards of approximately $6.9 million, which are available to offset future state taxable income. If not used, the state net operating loss carryforwards will expire between 2013 and 2028. For 2010 and 2009, respectively, we recorded approximately $15,800 and $1,300 to equity for tax benefits associated with the vesting of restricted stock and the exercise of stock options. For 2008, we recorded approximately $13,000 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 44%.

5.     Lease Commitments:

        Our corporate headquarters including our principal technical and support services operations, are located in an office and warehouse facility in Chanhassen, Minnesota. As of December 31, 2010, our other 21 leased locations, housing sales and technical staff, are small to medium sized offices. We have regional hubs located in the Northeast, South, Mid Central, North Central and West.

        As of December 31, 2010, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2011	$2,193	$(719)	$1,474
2012	1,064	(239)	825
2013	428	—	428
2014	362	—	362
2015	21	—	21

	$4,068	$(958)	$3,110

        In December 2004, we agreed to sublease approximately 52,000 of the 106,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with the original lease ending in April 2012. The sublessee pays us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. The rent includes the costs of common area management, common systems repairs, real estate taxes and standard utilities.

        Total rent expense, net of sublease income of $663,000, $663,000 and $663,000 in 2010, 2009 and 2008, respectively, is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Rent expense	$2,386	$1,354	$1,235

6.     Employee Benefit Plan:

        We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. Since April 2006, we have matched 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of our contributions to the 401(k) portion of the plan for 2010, 2009 and 2008 was $762,000, $640,000 and $568,000, respectively.

7.     Stockholders' Equity:

  Stock Compensation Plans:

        In May 2009, our shareholders approved our 2009 Incentive Compensation Plan ("2009 Plan"). The 2009 Plan replaced our existing 1999 Incentive Compensation Plan ("1999 Plan"), which terminated according to its terms on June 11, 2009. We reserved up to 1,000,000 initial shares of our common stock for possible issuance under the 2009 Plan. In May 2010, our shareholders approved an increase in the number of shares for possible issuance under the 2009 Plan from 1,000,000 shares to 1,500,000 shares. Awards under the 2009 Plan may consist of options (non-qualified and incentive stock options), stock appreciation rights, or SARs, restricted stock units, performance units, dividend equivalents, annual incentive awards and other share-based awards as determined by our Compensation Committee. The terms and conditions of each award are set in an award agreement as determined by the Compensation Committee. As of December 31, 2010, there were 482,943 shares available for grant under the 2009 Plan.

        In August 2000, we adopted our 2000 Director Stock Option Plan (the "Director Plan"). The terms of the Director Plan as most recently amended in May 2007, allow for stock option grants to non-employee members of the Board of Directors. We have reserved 550,000 shares of common stock for issuance pursuant to the Director Plan, 161,034 of which were available for grant as of December 31, 2010.

  Non-Vested Stock Plans:

        On December 15, 2010, we awarded 229,000 shares on non-vested stock to certain employees. The non-vested stock vests over three years with one-third vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $999,000 fair value of the non-vested shares on the date of grant ratably over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $985,000 at December 31, 2010. For 2010, compensation expense related to these non-vested stock grants was $14,000.

        On August 17, 2010, we awarded 25,000 shares of non-vested stock to managers and certain employees. The grants vest upon the achievement of an on-time and on-budget implementation of the new Enterprise Resource Planning system. In addition, the individual employee must remain employed by us through February 1, 2012. We will amortize the $85,000 fair value of the non-vested shares on the date of grant ratably over the eighteen-month vesting period. Unrecognized compensation expense related to the non-vested stock grants was $57,000 at December 31, 2010. For 2010, compensation expense related to these non-vested stock grants was $28,000.

        On August 17, 2010, we awarded 42,307 shares of non-vested stock to executive management. The grants vest upon the achievement of our predetermined earnings from operations objective for the second-half of 2010 as approved by our Board of Directors, which have been achieved. In addition, the individual employee must remain employed by us through December 31, 2011. We will amortize the $144,000 fair value of the non-vested shares on the date of grant ratably over the eighteen-month vesting period. Unrecognized compensation expense related to the non-vested stock grants was $102,000 at December 31, 2010. For 2010, compensation expense related to these non-vested stock grants was $42,000.

        On February 2, 2010, we awarded 50,000 shares of non-vested stock to senior management and managers. The grants vest upon the achievement of our predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must remain employed by us through December 31, 2011. We are amortizing the $223,000 fair value of the non-vested shares over a two-year period that began on January 1, 2010, the date we reasonably believed that we would meet our earnings from operations objective for 2010. Unrecognized compensation expense related to the non-vested stock grants was $112,000 at December 31, 2010. For 2010, compensation expense related to these non-vested stock grants was $112,000.

        On December 14, 2009, we awarded 201,250 shares of non-vested stock to senior management and managers. The grants vest upon the achievement of our predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must remain employed by us through December 31, 2011. We are amortizing the $767,000 fair value of the non-vested shares over a two-year period that began on January 1, 2010, the date we reasonably believed that we would meet our earnings from operations objective for 2010. Unrecognized compensation expense related to the non-vested stock grants was $316,000 at December 31, 2010. For 2010, compensation expense related to these non-vested stock grants was $316,000.

        On December 17, 2009, we awarded 132,500 shares of non-vested stock to senior management and managers that we hired in conjunction with our acquisition of the Incentra reseller business. The grant vests over four years with fifty percent after year two and twenty five percent after years three and four if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $521,000 fair value of the non-vested shares on the date of grant ratably over the four-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $344,000 and $496,000 at December 31, 2010 and December 31, 2009, respectively. For 2010 and 2009, compensation expense related to these non-vested stock grants was $122,000 and $5,000, respectively.

        On December 17, 2009, we awarded 30,000 shares on non-vested stock to certain employees. The grant vests over three years with one-third vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $118,000 fair value of the non-vested shares on the date of grant ratably over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $77,000 and $116,000 at December 31, 2010 and December 31, 2009, respectively. For 2010 and 2009, compensation expense related to this non-vested stock grant was $39,000 and $2,000, respectively.

        In 2008, we issued 26,609 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2008, total compensation expense for these awards was approximately $107,000. In 2009, we issued 41,922 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2009, total compensation expense for these awards was approximately $155,000. In 2010, we issued 37,030 shares of common stock to members of the Board of Directors which were fully vested upon grant. For 2010, total compensation expense for these awards was approximately $153,000.

        The following table summarizes our non-vested stock activity as of December 31, 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2008	689,625	$5.48
Granted	—	$—
Shares vested	(134,951)	$3.89
Shares cancelled	(76,916)	$7.11

Non-vested stock at January 1, 2009	477,758	$5.66
Granted	358,750	$3.86
Shares vested	(206,625)	$4.20
Shares cancelled	(54,084)	$4.95

Non-vested stock at January 1, 2010	575,799	$4.65
Granted	351,307	$4.19
Shares vested	(147,880)	$5.10
Shares cancelled	(132,169)	$5.75

Non-vested stock at December 31, 2010	647,058	$4.04

  Stock Options:

        We had no stock option grants in 2010.

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

        In July 2009, we awarded 450,000 stock options to our president and chief executive officer. The stock options vest 25% per year over a term of four years, provided he continues employment with us through each relevant vesting date. Unvested stock options will immediately vest upon a change of control of us (as defined in his employment agreement) but only if he (i) is continuously employed to the date of the change of control, (ii) the change of control price (as defined in the employment agreement) exceeds $3.50 per share, (iii) our compensation committee authorizes the acceleration and vesting of the options and (iv) such acceleration and vesting will not cause the option to be subject to the adverse consequences described in Section 409A of the Internal Revenue Code. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair value per option at the date of grant was $2.15. We estimated the fair value for the stock option grant with the following weighted average assumptions:

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

        The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. Expected volatility is based on the historical volatility of our share price for the period prior to the option grant equivalent to the expected holding period of the options. The expected holding period and dividend yield are based on historical experience. Total stock-based compensation expense related to stock options was $335,000 at December 31, 2010. Unrecognized stock-based compensation expense related to stock options was $660,000 at December 31, 2010.

        The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2007	1,122,588	$1.44 - $18.13	$5.66
Options granted	315,000	$3.91	$3.91
Options exercised	(19,773)	$1.80 - $4.36	$3.04
Options cancelled	(26,022)	$3.32 - $18.13	$6.16

Balance, December 31, 2008	1,391,793	$1.44 - $18.13	$5.29
Options granted	475,000	$3.50	$3.50
Options exercised	(57,475)	$3.32 - $4.01	$3.48
Options cancelled	(569,398)	$3.16 - $18.13	$5.57

Balance, December 31, 2009	1,239,920	$1.44 - $18.13	$4.57
Options granted	—	—	$—
Options exercised	(91,620)	$3.32 - 4.36	$3.68
Options cancelled	(110,589)	$3.16 - 18.13	$9.78

Balance, December 31, 2010	1,037,711	$1.44 - $9.81	$4.10

Options exercisable as of December 31, 2008	1,076,793	$1.44 - $18.13	$5.69
Options exercisable as of December 31, 2009	641,587	$1.44 - $18.13	$5.11
Options exercisable as of December 31, 2010	627,878	$1.44 - $9.81	$3.80

        The following is a summary of options outstanding at December 31, 2010:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
44,650	$1.44 - $3.00	$2.38	2.8
883,818	$3.01 - $6.00	$3.62	6.5
109,243	$6.01 - $9.81	$8.61	0.2

1,037,711	$1.44 - $9.81	$4.10	5.7

        At December 31, 2010, 2009 and 2008, respectively, the aggregate intrinsic value of options outstanding and exercisable was $580,122, $361,178 and $40,150. Total intrinsic value of options exercised was $337,496, $199,768 and $60,019 for 2010, 2009 and 2008, respectively.

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

9.     Quarterly Financial Information (unaudited)

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2010
Net sales	$62,544	$70,875	$69,220	$91,040
Gross profit	14,332	16,760	16,665	19,879
Operating earnings (loss)	(1,535)	(65)	1,425	4,153
Net earnings (loss)	(891)	5	771	2,417
Net earnings (loss) per share—basic	(0.07)	0.00	0.06	0.19
Net earnings (loss) per share—diluted	(0.07)	0.00	0.06	0.19

	March 31	June 30	Sept 30	Dec 31(a)
	(in thousands, except per share data)
2009
Net sales	$39,868	$43,697	$42,711	$51,806
Gross profit	10,573	11,640	10,959	13,264
Operating earnings (loss)	(856)	383	(386)	408
Net earnings (loss)	(596)	283	(84)	(158)
Net earnings (loss) per share—basic	(0.05)	0.02	(0.01)	(0.01)
Net earnings (loss) per share—diluted	(0.05)	0.02	(0.01)	(0.01)

(a)
Includes our acquisitions of the networking business of Cross Telecom in October 2009 and the reseller business of Incentra, LLC in December 2009.

10.   Subsequent Events

        None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2010 to ensure that information we are required to disclose in reports that we file or submit is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchange Commission rules and forms.

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

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm is not required to attest to management's report pursuant to Item 308(b) of Regulation S-K because we are not an accelerated filer or large accelerated filer.

  (c)
  Changes in Internal Control

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        Not Applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.

        Information contained in Item 1 under the heading "Executive Officers," as well as under "Election of Directors," "Executive Compensation—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2011 annual meeting of shareholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K (the "2011 Proxy Statement") is incorporated herein by reference.

        We have adopted a code of ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics by the filing current reports on Form 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under "Executive Compensation" and "Director Compensation" in our 2011 Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under "Outstanding Voting Securities and Voting Rights" in our 2011 Proxy Statement herein by reference.

        The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	1,037,711	$4.10	643,977
Equity compensation plans not approved by security holders	—	—	—

Totals	1,037,711	$4.10	643,977

(1)
These equity compensation plans consist of our 1999 and 2009 Incentive Compensation Plans and our 2000 Director Stock Option Plan, each as amended.

Item 13.    Certain Relationships and Related Transactions.

        We incorporate the information required by this section by reference from the information set forth under "Certain Relationships and Related Transactions" and "Corporate Governance" in our 2011 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information set forth under "Auditing Matters" in our 2011 Proxy Statement.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
We are filing the following documents as part of this Form 10-K report:

1.
Financial Statements

    Reference is made to the Financial Statements of Datalink Corporation, under Item 7 in Part II of this Form 10-K.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for 2010, 2009 and 2008 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

  3.
  Exhibits.

    The exhibits filed with this report are set forth on the exhibit index filed as a part of this report immediately following the signatures to this report.

 DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2010	$628,974	$72,668	$498,117	$203,526
	2009	198,688	459,447	29,161	628,974
	2008	112,492	88,336	2,140	198,688

(1)
Deductions reflect write-offs of customer accounts receivables, net of recoveries.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATALINK CORPORATION

Date: March 1, 2011
	By:	/s/ PAUL F. LIDSKY Paul F. Lidsky, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL F. LIDSKY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ DENISE M. WESTENFIELD	Corporate Controller (Principal Accounting Officer)	March 1, 2011
/s/ GREG R. MELAND	Chairman of the Board and Director	March 1, 2011
/s/ BRENT G. BLACKEY	Director	March 1, 2011
/s/ MARGARET A. LOFTUS	Director	March 1, 2011
/s/ J. PATRICK O'HALLORAN	Director	March 1, 2011
/s/ JAMES E. OUSLEY	Director	March 1, 2011
/s/ ROBERT M. PRICE	Director	March 1, 2011

 EXHIBIT INDEX

Exhibit Number		Title	Method of Filing
2.1		Agreement and Plan of Merger dated January 20, 2007, by and among Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli, and Datalink Corporation and Datalink Acquisition LLC	10
2.2		Asset Purchase Agreement dated December 17, 2009, by and between Datalink Corporation and Incentra, LLC	14
3.1		Amended and Restated Articles of Incorporation of the Company	17
3.2		Amended and Restated Bylaws of the Company	19
4.1		Form of Common Stock Certificate	16
10.2	*	1999 Incentive Compensation Plan, as amended December 18, 2000	2
10.4		Form of Indemnification Agreement	1
10.5	*	2009 Incentive Compensation Plan, as amended May 13, 2010	15
10.13		Building Lease dated April 27, 2001, with Hoyt/DTLK LLC	18
10.22	*	2000 Director Stock Option Plan	Filed herewith
10.23	*	Restricted Stock Award Agreement	3
10.24	*	Change of Control Severance Agreement	4
10.25		Sublease Agreement dated December 15, 2004, with Checkpoint Security, Inc.	6
10.26		Vacant Land Purchase Agreement	7
10.27	*	Correction to Restricted Stock Award Agreements dated August 13, 2004	8
10.28	*	Employment Agreement dated March 14, 2006, with Gregory T. Barnum	9
10.29	*	Employment Agreement dated February 16, 2007, with Robert R. Beyer	11
10.30	*	Employment Agreement dated July 20, 2009, as amended, with Paul F. Lidsky	12
10.31	*	Employment Agreement dated December 17, 2009, with M. Shawn O'Grady	13
14.1		Code of Conduct and Ethics Policy	5
23.1		Consent of McGladrey & Pullen, LLP	Filed herewith
31.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Management contract or compensatory plan or arrangement.

1)
Incorporated by reference to exhibit 10.4 in our registration statement on Form S-1, Reg. No. 333-55935, filed on June 3, 1998.

2)
Incorporated by reference to our proxy statement for our 2001 annual meeting filed on April 6, 2001 (File No. 0-29758).

3)
Incorporated by reference to exhibit 10.23 in our Form 10-Q for the period ending September 30, 2004, filed on November 15, 2004 (File No. 0-29758).

4)
Incorporated by reference to exhibit 10.24 in our Form 10-Q for the period ending September 30, 2004, filed on November 15, 2004 (File No. 0-29758).

5)
Incorporated by reference to exhibit 14.1 in our Form 10-K for the period ended December 31, 2003, filed on March 24, 2004 (File No. 0-29758).

6)
Incorporated by reference to exhibit 10.25 in our Form 10-K for the period ended December 31, 2004, filed on March 31, 2005 (File No. 0-29758).

7)
Incorporated by reference to exhibit 10.26 in our Form 10-K for the period ended December 31, 2004, filed on March 31, 2005 (File No. 0-29758).

8)
Incorporated by reference to exhibit 10.25 in our Form 10-Q for the period ending September 30, 2005, filed on November 14, 2005 (File No. 0-29758).

9)
Incorporated by reference to exhibit 10.28 in our Form 8-K filed on March 17, 2006 (File No. 0-29758).

10)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on February 5, 2007 (File No. 0-29758).

11)
Incorporated by reference to exhibit 10.29 in our Form 8-K filed on February 20, 2007 (File No. 0-29758).

12)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on January 21, 2011 (File No. 0-29758).

13)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on December 22, 2009 (File No. 0-29758).

14)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on December 22, 2009 (File No. 0-29758).

15)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on May 17, 2010 (File No. 0-29758).

16)
Incorporated by reference to exhibit 4.1 in our amended registration statement on Form S-1/A, Reg. No. 333-55935, filed on July 16, 1998.

17)
Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935).

18)
Incorporated by reference to the same exhibit number in our Form 10-Q for the period ending March 31, 2001, filed on May 15, 2001 (File No. 0-29758).

19)
Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 0-29758).

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
DATALINK CORPORATION NOTES TO FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
SIGNATURES
EXHIBIT INDEX