Form 10-Q
period 2011-03-31
DATALINK CORP
filed 2011-05-12
CIK 1056923

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2011

or

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

As of May 11, 2011, 17,187,634 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets
Cash	$27,442	$8,988
Short term investments	1,994	—
Accounts receivable, net	55,156	57,779
Inventories	2,230	2,210
Current deferred customer support contract costs	52,028	48,715
Inventories shipped but not installed	6,264	7,191
Income tax receivable	—	1,064
Other current assets	1,011	607
Total current assets	146,125	126,554
Property and equipment, net	2,096	2,126
Goodwill	23,146	23,146
Finite life intangibles, net	4,837	5,219
Deferred customer support contract costs non-current	22,436	18,742
Other assets	297	285
Total assets	$198,937	$176,072

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,394	$28,749
Accrued commissions	3,460	3,546
Accrued sales and use tax	1,147	1,414
Accrued expenses, other	2,831	3,427
Income tax payable	57	—
Current deferred tax liability	3,723	3,723
Customer deposits	1,985	2,209
Current deferred revenue from customer support contracts	65,625	61,571
Other current liabilities	271	279
Total current liabilities	103,493	104,918
Deferred income tax liability	203	203
Deferred revenue from customer support contracts non-current	27,442	23,284
Other liabilities non-current	121	212
Total liabilities	131,259	128,617

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 17,170,131 and 13,569,533 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	17	14
Additional paid in capital	61,804	43,332
Retained earnings	5,857	4,109
Total stockholders’ equity	67,678	47,455
Total liabilities and stockholders’ equity	$198,937	$176,072

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales:
Products	$55,600	$38,176
Services	30,094	24,368
Total net sales	85,694	62,544
Cost of sales:
Cost of products	42,226	29,862
Cost of services	22,713	18,073
Amortization of intangibles	—	277
Total cost of sales	64,939	48,212
Gross profit	20,755	14,332
Operating expenses:
Sales and marketing	9,157	7,667
General and administrative	3,829	3,503
Engineering	4,387	3,926
Integration and transaction costs	—	389
Amortization of intangibles	382	382
Total operating expenses	17,755	15,867
Earnings (loss) from operations	3,000	(1,535)
Interest income, net	3	5
Earnings (loss) before income taxes	3,003	(1,530)
Income tax expense (benefit)	1,255	(639)
Net earnings (loss)	$1,748	$(891)

Earnings (loss) per common share:
Basic	$0.13	$(0.07)
Diluted	0.12	(0.07)
Weighted average common shares outstanding:
Basic	13,626	12,737
Diluted	14,047	12,737

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$1,748	$(891)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	24	92
Depreciation	240	215
Amortization of finite lived intangibles	382	659
Amortization of discount on short term investments	—	(11)
Income tax payable (receivable)	1,121	(556)
Stock based compensation expense	425	293
Changes in operating assets and liabilities:
Accounts receivable, net	2,599	13,300
Inventories	907	(2,902)
Deferred costs/revenues/customer deposits, net	981	288
Accounts payable	(4,355)	(9,682)
Accrued expenses	(949)	(966)
Other	(512)	(480)
Net cash provided by (used in) operating activities	2,611	(641)

Cash flows from investing activities:
Sale (purchase) of investments	(1,994)	1,243
Purchase of property and equipment	(210)	(308)
Net cash provided by (used in) investing activities	(2,204)	935

Cash flows from financing activities:
Proceeds from stock offering	17,490	—
Payment of note payable due to seller of acquired business	—	(3,000)
Excess tax from stock compensation	97	(29)
Proceeds from issuance of common stock from option exercise	460	144
Tax withholding payments reimbursed by restricted stock	—	(29)
Net cash provided by (used in) financing activities	$18,047	$(2,914)

Increase (decrease) in cash	18,454	(2,620)
Cash beginning of period	8,988	12,901
Cash end of period	$27,442	$10,281

Supplementary cash flow information:
Cash paid for income taxes	$38	$56
Cash received for income tax refunds	$—	$110

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(Unaudited)

1.             Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in our 2010 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2010 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Change in Accounting Policy

In October 2009, the FASB amended Accounting Standards Codifications (“ASC”) as summarized in Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality, or what we refer to as essential software. We also sell non-essential software, which continues to fall under the guidance of SOP 97-2. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method.

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after January 1, 2011.  The adoption of ASU 2009-13 and ASU 2009-14 was material to our financial results.

The following table shows total net revenues as reported with the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the three months ended March 31, 2011 if the transactions entered into or materially modified after January 1, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the three months ended March 31, 2011	$85,694	$71,620

The above table represents an increase in total net revenues of $14.1 million for the three months ended March 31, 2011. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include hardware/software or arrangements where the undelivered element is post contract customer support for which the we were unable to establish vender-specific objective evidence (“VSOE “) (as discussed in more detail below) of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

ASU 2009-13 establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on VSOE, third-party evidence (“TPE”), and the best estimate of selling price (“BESP”). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.

In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequent sales of each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

We have not consistently established VSOE of fair value for any of our products or services, except for our customer support contracts. In addition, we have not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of the arrangement consideration. Therefore, revenue from these multiple-element arrangements are allocated based of BESP, except for customer support contracts which are allocated based of VSOE. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.  BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.  We determine BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by management.  We regularly review VSOE, TPE and BESP and maintain internal controls over the establishment and updates of these estimates.

We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject customer-specified return or refund privileges.

We evaluate each deliverable in an arrangement to determine whether they represent a single unit of accounting. The delivered item constitutes separate units of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.

Our multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services and/or professional services, we will allocate revenues to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverable as a group using the relative selling prices of each of the deliverables in the arrangement based on aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverable as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended.

In addition to selling multiple-element arrangements, we also sell certain products and services on a stand-alone basis.

Product Sales.  We sell software and hardware products on both a “free-standing” basis without any services and as data center solutions bundled with its installation and configuration services (“bundled arrangements”). Under either arrangement, we recognize revenue from the sales of products, primarily hardware and essential software, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. In customer arrangements where a formal acceptance of products is required by the customer, revenue is recognized upon meeting such acceptance criteria.

Service Sales.  In addition to installation and configuration services provided by us or third party vendors as part of our bundled arrangements, our service sales include customer support contracts and consulting services.  On our balance sheet, deferred revenue relates to service sales for which our customer has paid us or has been invoiced but for which we have not yet performed the applicable services.  Revenue from extended service contracts is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed.

For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, we recognized revenue pursuant to the previous guidance for multiple-element arrangements. Refer to the critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates” for a discussion of the previous accounting policy.

We expect the adoptions of ASU 2009-13 and ASU 2009-14 to be material to future periods: however we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Recently Issued Accounting Standards

In December 2010, the FASB issued an update to ASC 350 Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. This update to ASC 350 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this standard had no material impact on our financial statements.

In December 2010, the FASB issued an update to ASC 805 Business Combinations (“ASC 805”): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update to ASC 805 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption to have a material impact on our financial statements.

2.             Net Earnings (Loss) per Share

We compute basic net earnings (loss) per share using the weighted average number of shares outstanding.  Diluted earnings (loss) per share include the effect of common stock equivalents, if any, for each period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share data)
Net earnings (loss)	$1,748	$(891)

Basic:
Weighted average common shares outstanding	17,170	13,270
Weighted average common shares of non-vested stock	(3,544)	(533)
Shares used in the computation of basic net earnings (loss) per share	13,626	12,737
Net earnings (loss) per share — basic	$0.13	$(0.07)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	13,626	12,737
Employee and non-employee director stock options	111	—
Non-vested stock	310	—
Shares used in the computation of diluted net earnings (loss) per share	14,047	12,737
Net earnings (loss) per share - diluted	$0.12	$(0.07)

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010
Non-vested common stock	51,000	68,750

Options to purchase shares of common stock	27,750	184,093

3.             Stockholders Equity

Common Stock Offering

On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and a selling stockholder sold 960,000 shares in the offering. We did not receive any proceeds from the shares sold by the selling stockholder.

Stock Based Compensation

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $296,000 and $161,000 for the three months ended March 31, 2011 and 2010, respectively.  Unrecognized stock-based compensation expense related to non-vested stock was $2.8 million at March 31, 2011 which we will amortize ratably through January 2014.

The following table summarizes our non-vested stock activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2011	647,058	$4.04
Granted	209,000	$5.86
Cancelled	(30,000)	$4.43
Shares vested	—	$—
Non-vested stock at March 31, 2011	826,058	$4.48

Stock Options:

Total stock-based compensation expense related to stock options was $69,000 and $91,000 for the three months ended March 31, 2011 and 2010, respectively. Unrecognized stock-based compensation expense related to stock options was $590,000 at March 31, 2011 which we will amortize ratably through July 2013.

The following table represents stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2011	1,037,711	$4.10
Options granted	—	$—
Options exercised	(105,563)	$4.36
Options cancelled	(66,743)	$8.94
Outstanding options as of March 31, 2011	865,405	$3.69	6.22
Exercisable options as of March 31, 2011	462,016	$2.93	2.47

Other:

During the three months ended March 31, 2011 and 2010, we recognized expense of $60,000 and $41,000 related to the issuance of 9,391 and 9,000 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended March 31, 2011 and 2010, our effective tax rate was 42%.  We expect our annual effective tax rate for 2011 to be 41%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three months ended March 31, 2011, we recorded income tax expense of $1.3 million with an effective tax rate of 42%.

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

We assess our uncertain tax positions for tax years that are still open for examination.  As of March 31, 2011 and 2010, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2011 and 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2007-2010 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership.  We believe that an ownership change under Section 382 may have occurred, and therefore, such limitations may exist for net operating loss carryforwards.  We are currently reviewing whether, or to what extent, past changes in control will impair our NOL carryforwards.

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

Goodwill as of March 31, 2011 and December 31, 2010 was $23.1 million.  We conducted our annual goodwill impairment test as of December 31, 2010, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of March 31, 2011 and 2010, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	As of March 31, 2011			As of December 31, 2010
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	$(3,581)	$4,529	$8,110	$(3,283)	$4,827
Services agreement	4	67	(25)	42	67	(21)	46
Certification	2	467	(350)	117	467	(292)	175
Trademarks	3	263	(114)	150	263	(92)	171
Order backlog	1	1,108	(1,108)	—	1,108	(1,108)	—
Total identified intangible assets		$10,015	$(5,178)	$4,837	$10,015	$(4,796)	$5,219

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended March 31,
	2011	2010	Statement of Operations Classification
Customer relationships	$298	$298	Operating expenses
Services agreement	4	4	Operating expenses
Certification	58	58	Operating expenses
Trademarks	22	2	Operating expenses
Order backlog	—	277	Cost of sales
Total identified intangible assets	$382	$659

Based on the identified intangible assets recorded at March 31, 2011, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2011	1,089
2012	1,292
2013	553
2014	481
2015	481
Thereafter	941
$4,837

6.             Investments

The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
Certificates of Deposit	$1,994	—	—	$1,994

December 31, 2010
None	—	—	—	—

As of March 31, 2011 and December 31, 2010, we had no unrealized holding gains/losses on investments.

Our $2.0 million of short term investments are compromised of fully insured certificates of deposit with maturities ranging from three to six months and interest rates ranging from 0.25% to 0.35%.

7.                                       Line of Credit

We have available for use a line of credit not to exceed $10.0 million with Wells Fargo Bank, N.A. which expires on July 31, 2012. As of March 31, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at 2.0% above the bank’s three month LIBOR rate and requires us to meet certain financial covenants.  At March 31, 2011, we were in compliance with the covenants.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  The words “aim, “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A—“Risk Factors” of our 2010 Annual Report on Form 10-K, including but not limited to:  the level of continuing demand for storage, server and networking solutions, including the effects of current economic and credit conditions; competition and pricing pressures that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

OVERVIEW

We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid and large-size companies, we assess, design, deploy, and support infrastructures such as servers, storage and networks, all of which are at the heart of the data center. We also resell hardware and software from the industry’s leading original equipment manufacturers (“OEM’s”) as part of our customer offerings. Our portfolio of solutions and services spans four practices: consolidation and virtualization, data storage protection, advanced network infrastructures and business continuity and disaster recovery solutions.  We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of March 31, 2011, we have 30 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

We sell support service contracts to most of our customers.  In about half of the support service contracts that we sell, our customers purchase support services through us, resulting in customers receiving the benefit of integrated system wide support.  We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with our and/or vendor technical staff to meet the customer’s needs.  Our support service agreements with our customers include an underlying agreement with the product manufacturer.  The manufacturer provides on-site support assistance if necessary. The other half of the support service contracts that we sell to our customers are direct with the product manufacturers. For all support service contracts we sell, we defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally twelve months.

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

All of these plans have various challenges and risks associated with them, including those described under “Item 1A- Risk Factors” in our 2010 Annual Report on Form 10-K.  Additional challenges include:

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	75.8	77.1
Gross profit	24.2	22.9
Operating expenses:
Sales and marketing	10.7	12.3
General and administrative	4.5	5.6
Engineering	5.1	6.3
Integration and transaction costs	—	0.6
Amortization of intangibles	0.4	0.6
Total operating expenses	20.7	25.4
Earnings (loss) from operations	3.5%	(2.5)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Product sales	$55,600	$38,176
Service sales	30,094	24,368

Product gross profit	$13,374	$8,314
Service gross profit	7,381	6,295

Product gross profit as a percentage of product sales	24.1%	21.8%
Service gross profit as a percentage of service sales	24.5%	25.8%

Our product revenues for the three months ended March 31, 2011, as compared to the same period in 2010 include $14.1 million due to the impact of our new revenue recognition policy that we adopted beginning January 1, 2011, which is discussed in more detail below under “Critical Accounting Policies and Estimates.” Our product revenues continue to reflect a diversification in the mix of our offerings. For the three months ended March 31, 2011, product sales represented 64.9% of our total sales compared to 61% for the comparable period in 2010. In addition to the increase due to our new revenue recognition policy, the increase in our product revenue is a result of the increase in product offerings due to our transition to servicing the complete data center.  In addition to storage, our server and network sales have increased as part of our strategy to deliver data center hardware, software and services.  Going forward, we expect our customers will continue to closely scrutinize their expenditures and what impact, if any, current economic conditions may have on the growth and profitability of their business.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product revenues.

Our service revenues increased for the three months ended March 31, 2011, as compared to the same period in 2010.  With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts.  Without continued sustainable growth in our product revenues going forward, we expect our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three months ended March 31, 2011 or 2010.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 24.2% for the quarter ended March 31, 2011, as compared to 22.9% for the comparable quarter in 2010.  Product gross profit as a percentage of product sales increased to 24.1% in the first quarter of 2011 from 21.8% for the comparable quarter in 2010.  Service gross profit as a percentage of service sales decreased to 24.5% for the first quarter of 2011 from 25.8% for the comparable quarter in 2010.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  The first quarter 2011 product gross profit increased 2.3% as compared to the same period in 2010.  The first quarter of 2010 product gross profit percentages were unusually low, as we integrated our Incentra acquisition and kicked off our strategy of selling total solutions into the data center which includes lower margin servers and networking solutions.  The product gross margin percentages we achieved in the first quarter 2011 fall within the range of product gross margin percentages we expect as our strategy continues to mature.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets.  Vendor incentives were $1,299,000 and $654,000, respectively, for the three month periods ended March 31, 2011 and 2010. As a percentage of product cost of goods sold, vendor incentives were 3.1% and 2.2%, respectively, for the periods ending March 31, 2011 and 2010.  Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2011 will be between 23% and 24%.

Service gross profit as a percentage of service sales for the three months ended March 31, 2011 decreased 1.3% as compared to the same period in 2010.  This decrease is primarily due to a reduction in the gross margin percentage for our customer support contracts due to an increase in the sales of products on which we are not able to sell first call support and Datalink professional services, which carry lower gross margins.  We expect that service gross margins will be within the 25% to 27% range for the remainder of fiscal year 2011.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $9.2 million, or 10.7% of net sales for the quarter ended March 31, 2011, compared to $7.7 million, or 12.3% of net sales for the first quarter in 2010.

Sales and marketing expenses increased $1.5 million for the three month period ended March 31, 2011, as compared to the same period in 2010.  This increase is primarily due to an increase in commission expense of $1.2 million commensurate with the increase in revenues and gross margins for the period and costs incurred of $320,000 for our national sales conference which was held in the first quarter of 2011 compared to the second quarter of 2010.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $3.8 million, or 4.5% of net sales for the quarter ended March 31, 2011, compared to $3.5 million, or 5.6% of net sales for the first quarter in 2010.

General and administrative expenses increased $326,000 for the three months ended March 31, 2011, as compared to the same period in 2010.  The increase in general and administrative expenses was primarily due to variable compensation for bonuses of $144,000 and approximately $87,000 in salaries and benefits for headcount additions to support our growth in business.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $4.4 million, or 5.1% of net sales for the quarter ended March 31, 2011, compared to $3.9 million, or 6.3% of net sales for the first quarter in 2010.

Engineering expenses increased $461,000 for the three months ended March 31, 2011, as compared to the same period in 2010.  The increase in engineering expenses is primarily due to an increase in variable compensation of $210,000 and an increase in health insurance expense of $141,000.

Integration and Transaction Costs.  We had $0 and $389,000 of integration and transaction costs for the three months ended March 31, 2011 and 2010, respectively.  Integration costs for 2010 are related to the transition services agreement and consist of transition salaries, benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

Amortization of Intangibles.  We had $382,000 of intangible asset amortization expenses for the three months ended March 31, 2011 as compared to intangible amortization expenses of $659,000 for the same three months in 2010.  Amortization of intangibles expenses decreased due to the Incentra order backlog being amortizing in full in 2010.

Earnings (loss) from Operations.  We had earnings from operations of $3.0 million compared to a loss from operations of $1.5 million for the three months ended March 31, 2011 and 2010, respectively.  The earnings from operations for the three month period ended March 31, 2011 is a result of the financial leverage we achieved by keeping operating expenses relatively flat and realizing substantial growth in our revenues and gross margins.

Income Taxes.  We had income tax expense of $1.3 million and an income tax benefit of $639,000 for the three months ended March 31, 2011 and 2010, respectively.  Our estimated effective tax rate for the first quarters of 2011 and 2010 was 42%. For the balance of 2011, we expect to report an income tax provision using an effective tax rate of approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2011	2010
Total cash provided by (used in):
Operating activities	$2,611	$(641)
Investing activities	(2,204)	935
Financing activities	18,047	(2,914)
Increase (decrease) in cash	$18,454	$(2,620)

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2011 as compared to net cash used by operating activities of $641,000 for the three months ended March 31, 2010.  The increase in cash provided by operations was due primarily to our net earnings for the quarter of $1.7 million.  Net cash used by operating activities for the three months ended March 31, 2010 was primarily due to our net loss for the quarter of $891,000.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2011.  The primary use of cash for the first quarter of 2011 was for the purchase of $2 million in short term investments.  Net cash provided by investing activities was $935,000 for the three months ended March 31, 2010.  For the remainder of 2011, we are planning for capital expenditures of up to $700,000 related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $18.0 million for the three months ended March 31, 2011, which is primarily from proceeds from our public stock offering. On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling stockholder sold 960,000 shares in the offering. We did not receive any proceeds from the shares sold by the selling shareholder, therefore, such amounts are not reflected in the net cash provided by financing activities for the three months ended March 31, 2011. Net cash provided by financing activities was $86,000 for the three months ended March 31, 2010, primarily from the use of $3.0 million of cash during the 2010 period to repay our Incentra acquisition promissory note.

On March 31, 2011, we entered into a Credit Agreement with Wells Fargo Bank, NA. The Credit Agreement provides for a line of credit not to exceed $10.0 million for general working capital purposes.  The line of credit is secured by substantially all of our personal property and expires on July 31, 2012.  Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes. As of March 31, 2011, we had no borrowings outstanding on the line of credit and could borrow the full $10.0 million available.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in theses critical accounting policies for the three months ended March 31, 2011 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2010, except for the changes in revenue recognition as a result of the new accounting standards as described below.

Recent Accounting Policy Change

In October 2009, the FASB amended Accounting Standards Codifications (“ASC”) as summarized in Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product’s essential functionality, or what we refer to as essential software. We also sell non-essential software, which continues to fall under the guidance of SOP 97-2. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method.

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after January 1, 2011.  The adoption of ASU 2009-13 and ASU 2009-14 was material to our financial results.

The following table shows total net revenues as reported with the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the three months ended March 31, 2011 if the transactions entered into or materially modified after January 1, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the three months ended March 31, 2011	$85,694	$71,620

The above table represents an increase in total net revenues of $14.1 million for the three months ended March 31, 2011. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include hardware/software or arrangements where the undelivered element is post contract customer support for which the we were unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, we recognized revenue pursuant to the previous guidance for multiple-element arrangements. Refer to the critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates” for a discussion of the previous accounting policy.

We expect the adoptions of ASU 2009-13 and ASU 2009-14 to be material to future periods: however we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

Refer to the “Change in Accounting Policy” located in Footnote 1. Basis of Presentation, above for more details regarding the change in accounting principle.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2010 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures, in our 2010 Annual Report on Form 10-K.

Item 4.  Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

On January 1, 2011, we adopted ASU 2009-13 and ASU 2009-14. This represents a material change in internal control over financial reporting since management’s last assessment of our internal controls over financial reporting, which was completed as of December 31, 2010. Subsequent to the adoption, various controls were modified to address the change in our revenue recognition policy and additional compensating controls over financial reporting were established to ensure the accuracy and integrity of our financial statements and related disclosures.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated: May 12, 2011	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 0-29758)).

4.1	Form of Common Stock Certificate (Incorporated by reference to exhibit 4.1 in our amended registration statement on Form S-1/A, filed on July 16, 1998 (File No. 333-55935)).

10.1

Credit Agreement by and between Datalink Corporation and Wells Fargo Bank, National Association dated March 31, 2011 (Incorporated by reference to exhibit 10.1 in our Form 8-K filed on April 1, 2011(File No. 0-29758)).

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