Form 10-Q
period 2011-06-30
DATALINK CORP
filed 2011-08-11
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

or

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

As of August 9, 2011, 17,514,316 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$23,282	$8,988
Short term investments	9,729	—
Accounts receivable, net	49,955	57,779
Inventories	1,415	2,210
Deferred customer support contract costs	53,745	48,715
Inventories shipped but not installed	4,878	7,191
Income tax receivable	65	1,064
Other current assets	550	607
Total current assets	143,619	126,554
Property and equipment, net	2,258	2,126
Goodwill	23,146	23,146
Finite life intangibles, net	4,454	5,219
Deferred customer support contract costs non-current	23,800	18,742
Other assets	281	285
Total assets	$197,558	$176,072

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,157	$28,749
Accrued commissions	3,092	3,546
Accrued sales and use tax	581	1,414
Accrued expenses, other	3,759	3,427
Deferred taxes	3,723	3,723
Customer deposits	2,769	2,209
Deferred revenue from customer support contracts	67,152	61,571
Other current liabilities	195	279
Total current liabilities	97,428	104,918
Deferred income taxes	203	203
Deferred revenue from customer support contracts non-current	28,940	23,284
Other liabilities non-current	102	212
Total liabilities	126,673	128,617

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 17,189,509 and 13,569,533 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	17	14
Additional paid in capital	62,314	43,332
Retained earnings	8,554	4,109
Total stockholders’ equity	70,885	47,455
Total liabilities and stockholders’ equity	$197,558	$176,072

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Products	$56,540	$43,990	$112,140	$82,166
Services	32,941	26,885	63,035	51,253
Total net sales	89,481	70,875	175,175	133,419
Cost of sales:
Cost of products	42,967	34,119	85,193	63,981
Cost of services	24,835	19,719	47,548	37,792
Amortization of intangibles	—	277	—	554
Total cost of sales	67,802	54,115	132,741	102,327
Gross profit	21,679	16,760	42,434	31,092
Operating expenses:
Sales and marketing	9,404	8,098	18,561	15,765
General and administrative	3,695	3,822	7,524	7,325
Engineering	3,818	4,330	8,205	8,256
Integration and transaction costs	—	192	—	581
Amortization of intangibles	383	383	765	765
	17,300	16,825	35,055	32,692
Earnings (loss) from operations	4,379	(65)	7,379	(1,600)
Interest income, net	1	3	4	8
Earnings (loss) before income taxes	4,380	(62)	7,383	(1,592)
Income tax expense (benefit)	1,683	(67)	2,938	(706)
Net earnings (loss)	$2,697	$5	$4,445	$(886)

Net earnings (loss) per common share:
Basic	$0.16	$0.00	$0.30	$(0.07)
Diluted	0.16	0.00	0.29	(0.07)
Weighted average common shares outstanding:
Basic	16,357	12,789	15,006	12,763
Diluted	16,840	13,005	15,456	12,763

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$4,445	$(886)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for bad debts	(4)	(11)
Depreciation	478	441
Amortization of intangibles	765	1,319
Stock based compensation expense	925	567
Changes in operating assets and liabilities, in 2010 net of effects of acquisition
Accounts receivable, net	7,828	10,708
Inventories	3,108	(510)
Deferred costs/revenues/customer deposits, net	1,709	3,109
Accounts payable	(12,592)	(13,154)
Accrued expenses	(955)	(921)
Income tax payable (receivable)	999	(197)
Other	(133)	(203)
Net cash provided by operating activities	6,573	262

Cash flows from investing activities:
Maturities of investments	249	2,730
Purchase of investments	(9,978)	—
Purchase of property and equipment	(610)	(769)
Net cash provided by (used in) investing activities	(10,339)	1,961

Cash flows from financing activities:
Proceeds from stock offering, net of offering costs	17,453	—
Payment of note payable due to seller of acquired business	—	(3,000)
Excess tax from stock compensation	113	(29)
Proceeds from issuance of common stock from option exercise	494	251
Tax withholding payments reimbursed by restricted stock	—	(78)
Net cash provided by (used in) financing activities	18,060	(2,856)

Increase (decrease) in cash and cash equivalents	14,294	(633)
Cash and cash equivalents, beginning of period	8,988	12,901
Cash and cash equivalents, end of period	$23,282	$12,268

Supplementary cash flow information:
Cash paid for income taxes	$1,942	$57
Cash received for income tax refunds	$117	$538

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

The financial statements presented herein as of June 30, 2011, and for the three months and six months ended June 30, 2011 and 2010, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2010 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

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

The following table shows total net revenues as reported with the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the three months and six months ended June 30, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the three months ended June 30, 2011	$89,481	$74,423

Total net revenue for the six months ended June 30, 2011	$175,175	156,573

The above table represents an increase in total net revenues of $15.1 million and $18.6 million for the three and six months ended June 30, 2011, respectively. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements, which include hardware, software or other arrangements where the undelivered element is post contract customer support for which we were unable to establish vender-specific objective evidence (“VSOE “) (as discussed in more detail below) of the fair value of the undelivered element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than recognized over the longest service delivery period as a single unit with other elements in the arrangement.

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

Since we are typically unable to determine VSOE or TPE, we use BESP in our allocation of the arrangement consideration. Therefore, revenue from these multiple-element arrangements are allocated based of BESP, except for customer support contracts which are allocated based of VSOE. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.  BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.  We determine BESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by management.

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

Our multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services and/or professional services, we will allocate revenues to each element based on the aforementioned selling price hierarchy. In multiple-element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverable as a group using the relative selling prices of each of the deliverables in the arrangement based on aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverable as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended.

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

We expect the adoptions of ASU 2009-13 and ASU 2009-14 to be material to future periods, however we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

In addition to selling multiple-element arrangements, which were materially impacted by the accounting change summarized above, we also sell certain products and services on a stand-alone basis that were not specifically affected by the impact of ASU No. 2009-14 and ASU No. 2009-13.

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

In May 2011, the FASB issued an update to ASC 820 Fair Value Measurement (“ASC 820”): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  The update requires an entity with fair value measurement disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements.  The update to ASC 820 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption to have a material impact on our financial statements.

In June 2011, the FASB issued an update to ASC 220 Fair Comprehensive Income (“ASC 820”): Presentation of Comprehensive Income.  The update eliminates the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance now requires an entity to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The update to ASC 220 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. We do not expect the adoption to have a material impact on our financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net earnings (loss)	$2,697	$5	$4,445	$(886)

Basic:
Weighted average common shares outstanding	17,190	13,305	17,190	13,305
Weighted average common shares of non-vested stock	(833)	(516)	(2,184)	(542)
Shares used in the computation of basic net earnings (loss) per share	16,357	12,789	15,006	12,763
Net earnings (loss) per share — basic	$0.16	$0.00	$0.30	$(0.07)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	16,357	12,789	15,006	12,763
Employee and non-employee director stock options	113	73	110	—
Non-vested stock	370	143	340	—
Shares used in the computation of diluted net earnings (loss) per share	16,840	13,005	15,456	12,763
Net earnings (loss) per share - diluted	$0.16	$0.00	$0.29	$(0.07)

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Non-vested common stock	51,000	—	94,000	18,750

Options to purchase shares of common stock	7,500	202,835	7,500	184,093

3.             Stockholders Equity

Common Stock Offering

On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We did not receive any proceeds from the shares sold by the selling shareholder.

Stock Based Compensation

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $370,000 and $142,000 for the three months ended June 30, 2011 and 2010, respectively.  Total stock-based compensation expense related to non-vested stock was $667,000 and $303,000 for the six months ended June 30, 2011 and 2010, respectively.  Unrecognized stock-based compensation expense related to non-vested stock was $2.4 million at June 30, 2011 which we will amortize ratably through January 2014.

The following table summarizes our non-vested stock activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2011	647,058	$4.04
Granted	209,000	$5.86
Cancelled	(30,000)	$4.43
Shares vested	—	$—
Non-vested stock at June 30, 2011	826,058	$4.48

Stock Options:

Total stock-based compensation expense related to stock options was $65,000 and $91,000 for the three months ended June 30, 2011 and 2010, respectively.  Total stock-based compensation expense related to stock options was $134,000 and $183,000 for the six months ended June 30, 2011 and 2010, respectively.  Unrecognized stock-based compensation expense related to stock options was $526,000 at June 30, 2011 which we will amortize ratably through July 2013.

The following table represents stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2011	1,037,711	$4.10
Options granted	—	$—
Options exercised	(115,550)	$4.28
Options cancelled	(87,493)	$8.66
Outstanding options as of June 30, 2011	834,668	$3.59	6.18
Exercisable options as of June 30, 2011	480,503	$2.41	2.19

Other:

During the three months ended June 30, 2011 and 2010, we recognized expense of $64,000 and $39,000 related to the issuance of 9,216 and 9,000 shares of fully vested common stock to members of our Board of Directors.  During the six months ended June 30, 2011 and 2010, we recognized expense of $124,000 and $80,000 related to the issuance of 18,607 and 18,000 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended June 30, 2011 and 2010, our effective tax rate was 38% and 108%, respectively.  For the six months ended June 30, 2011 and 2010, our effective tax rate was 40% and 44%, respectively. The lower tax rate for the three months ended June 30, 2011 as compared to the same periods in 2010 resulted primarily from the impact of the ratio of permanent differences to our net earnings (loss).  We had a large ratio of permanent differences to our net loss for the three months ended June 30, 2010 which resulted in a high effective tax rate of 108% for this time period. For the three months ended June 30, 2011, the ratio of permanent differences to our net income was substantially lower which resulted in our effective tax rate of 38% for this period. The lower tax rate for the six months ended June 30, 2011 as compared to the same periods in 2010 resulted primarily from the impact of discrete items.  We had approximately $51,000 of discrete items which we recognized in the six month period ended June 30, 2011, respectively. These discrete items lowered our effective tax rate to 40% for the six months ended June 30, 2011, whereas discrete items were minimal for the same periods in 2010.  We expect our annual effective tax rate for 2011 to be 39%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and six months ended June 30, 2011, we recorded income tax expense of $1.7 million and $2.9 million, respectively, with effective tax rates of 38% and 40%.

Our fiscal years 2008 and 2009 are under IRS examination.  The timing of the resolution of this examination, as well as the amount and timing of any related settlement, is uncertain.  We believe that before the end of fiscal year 2011, it is reasonably possible that this audit will conclude.

We assess our uncertain tax positions for tax years that are still open for examination.  As of June 30, 2011 and 2010, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2011 and 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2007-2010 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

Goodwill as of June 30, 2011 and December 31, 2010 was $23.1 million.  We conducted our annual goodwill impairment test as of December 31, 2010, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of June 30, 2011 and 2010, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	As of June 30, 2011			As of December 31, 2010
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	$(3,879)	$4,231	$8,110	$(3,283)	$4,827
Services agreement	4	67	(29)	38	67	(21)	46
Certification	2	467	(409)	58	467	(292)	175
Trademarks	3	263	(136)	127	263	(92)	171
Order backlog	1	1,108	(1,108)	—	1,108	(1,108)	—
Total identified intangible assets		$10,015	$(5,561)	$4,454	$10,015	$(4,796)	$5,219

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations
	2011	2010	2011	2010	Classification
Customer relationships	$298	$298	$596	$596	Operating expenses
Services agreement	4	4	8	8	Operating expenses
Certification	59	59	117	117	Operating expenses
Trademarks	22	22	44	44	Operating expenses
Order backlog	—	277	—	554	Cost of sales
Total identified intangible assets	383	$660	765	$1,319

Based on the identified intangible assets recorded at June 30, 2011, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2011	$706
2012	1,292
2013	553
2014	481
2015	481
Thereafter	941
$4,454

6.             Short Term Investments

The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Certificates of Deposit	$4,729	—	—	$4,729
Variable Rate Demand Notes	$5,000	—	—	$5,000
December 31, 2010
None	—	—	—	—

As of June 30, 2011 and December 31, 2010, we had no unrealized holding gains/losses on investments.

As of June 30, 2011, we have $5.0 million in variable rate demand notes (“VRDN”). The underlying securities of these notes have contractual maturities which generally range from 13 to 37 years. Although our investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of seven days and are considered short term investments. We can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value and are within Level 1 of the fair value hierarchy (as discussed in more detail below).

7.             Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participates would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of June 30, 2011.

The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate cost because of their short maturities.

We use the three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

•                  Level 1 – Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

•                  Level 2 – Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

•                  Level 3 – Significant unobservable inputs that we cannot corroborate by observable market data and thus reflect the use of significant management judgment.  We generally determine these values using pricing models based on assumptions our management believes other market participants would make.

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of June 30, 2011 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of June 30, 2011 (in thousands)
	06/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$23,282	$23,282	$—	$—
Certificates of Deposit	4,729	4,729	—	—
Variable Rate Demand Notes	5,000	5,000	—	—
Total assets measured at fair value	$33,011	$33,011	$—	$—

8.             Line of Credit

We have available for use a line of credit not to exceed $10.0 million with Wells Fargo Bank, N.A. which expires on July 31, 2012. As of June 30, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at 2.0% above the bank’s three month LIBOR rate and requires us to meet certain financial covenants.  At June 30, 2011, we were in compliance with the covenants.

9.                                       Subsequent Events

On July 15, 2011, we filed a Registration Statement on Form S-8 to register 1,053,943 shares of common stock available for grant under the Datalink Corporation 2011 Incentive Compensation Plan (the “2011 Plan”) and 452,307 shares of common stock that are issuable upon the exercise of options that were granted under the Datalink Corporation 2009 Incentive Compensation Plan.  The 2011 Plan was approved by our shareholders on May 12, 2011.

On July 28, 2011, we entered into an Industrial Building Lease (the “Lease”) with Golden Triangle Tech Center Investors, LLC (the “Landlord”), for approximately 39,931 rentable square feet of space in a building located at 7905 Golden Triangle Drive in Eden Prairie, Minnesota.  We intend to use the space primarily for administrative offices and for our warehouse, distribution and manufacturing operations. The initial term of the Lease is for eight years and five months, commencing on the commencement date of the Lease. The commencement date of the Lease will be the later of (a) January 1, 2012 and (b) the date of substantial completion by the Landlord of the office area.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of June 30, 2011, we have 30 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

•                  We may not successfully identify acquisition candidates or profitably integrate any business we acquire.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8	76.4	75.8	76.7
Gross profit	24.2	23.6	24.2	23.3
Operating expenses:
Sales and marketing	10.5	11.4	10.6	11.8
General and administrative	4.1	5.4	4.3	5.5
Engineering	4.3	6.1	4.7	6.2
Integration and transaction costs	—	0.3	—	0.4
Amortization of intangibles	0.4	0.5	0.4	0.6
Total operating expenses	19.3	23.7	20.0	24.5
Earnings (loss) from operations	4.9%	(0.1)%	4.2%	(1.2)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Product sales	$56,540	$43,990	$112,140	$82,166
Service sales	32,941	26,885	63,035	51,253

Product gross profit	$13,573	$9,594	$26,947	$17,631
Service gross profit	8,106	7,166	15,487	13,461

Product gross profit as a percentage of product sales	24.0%	21.8%	24.0%	21.4%
Service gross profit as a percentage of service sales	24.6%	26.7%	24.6%	26.3%

The increase in our product revenues for the three and six months ended June 30, 2011, as compared to the same periods in 2010, include $15.1 million and $18.6 million, respectively, due to the impact of our new revenue recognition policy that we adopted beginning January 1, 2011, which is discussed in more detail below under “Critical Accounting Policies and Estimates.” Our product revenues continue to reflect a diversification in the mix of our offerings. For the three and six months ended June 30, 2011, product sales represented 63.2% and 64%, respectively, of our total sales compared to 62.1% and 61.6%, respectively, for the comparable periods in 2010. In addition to the increase due to our new revenue recognition policy, the increase in our product revenue is a result of the increase in product offerings due to our transition to servicing the complete data center.  In addition to storage, our server and network sales have increased as part of our strategy to deliver data center hardware, software and services.  Going forward, we expect our customers will continue to closely scrutinize their expenditures and what impact, if any, current economic conditions may have on the growth and profitability of their business.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product revenues.

Our service revenues increased for the three and six months ended June 30, 2011, as compared to the same period in 2010.  With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts.  Without continued sustainable growth in our product revenues going forward, we expect our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three and six months ended June 30, 2011 or 2010.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 24.2% for the quarter ended June 30, 2011, as compared to 23.6% for the comparable quarter in 2010.  Our total gross profit as a percentage of net sales increased to 24.2% for the six months ended June 30, 2011, as compared to 23.3% for the comparable period in 2010.   Product gross profit as a percentage of product sales increased to 24.0% in the second quarter of 2011 from 21.8% for the comparable quarter in 2010.  Product gross profit as a percentage of product sales increased to 24.0% for the six months ended June 30, 2011 from 21.4% for the same period in 2010.  Service gross profit as a percentage of service sales decreased to 24.6% for the second quarter of 2011 from 26.7% for the comparable quarter in 2010.  Service gross profit as a percentage of service sales decreased to 24.6% for the six months ended June 30, 2011 from 26.3% for the same period in 2010.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit for the three and six months ended June 30, 2011 were higher than prior periods. For the three and six months ended June 30, 2010, product gross profit percentages were unusually low as we integrated our Incentra acquisition and kicked off our strategy of selling total solutions into the data center which includes lower margin servers and networking solutions.  The product gross margin percentages we achieved in the second quarter 2011 fall within the range of product gross margin percentages we expect as our strategy continues to mature.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets. Vendor incentives were $1.4 million and $1.1 million, respectively, for the three month periods ended June 30, 2011 and 2010.  Vendor incentives were $2.7 million and $1.7 million, respectively, for the six month periods ended June 30, 2011 and 2010.  As a percentage of product cost of goods sold, vendor incentives were 3.4% and 3.2%, respectively, for the three months ended June 30, 2011 and 2010 and 3.2% and 2.7%, respectively, for the six months ended June 30, 2011 and 2010, respectively. Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2011 will be between 23% and 24%.

Service gross profit as a percentage of service sales for the three and six months ended June 30, 2011 decreased 2.1% and 1.7%, respectively, as compared to the same periods in 2010.  This decrease is primarily due to a reduction in the gross margin percentage for our customer support contracts due to an increase in the sales of products on which we are not able to sell first call support and Datalink professional services, which carry lower gross margins.  We expect that service gross margins will be within the 24% to 26% range for the remainder of fiscal year 2011.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $9.4 million, or 10.5% of net sales for the quarter ended June 30, 2011, compared to $8.1 million, or 11.4% of net sales for the second quarter in 2010.  Sales and marketing expenses totaled $18.6 million, or 10.6% of net sales for the six months ended June 30, 2011, compared to $15.8 million, or 11.8% of net sales for the same period in 2010.

Sales and marketing expenses increased $1.3 and $2.8 million for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010.  This increase in sales and marketing expenses for the three months ended June 30, 2011 is primarily due to an increase in variable compensation expense, including commissions and bonuses, of $1.1 million commensurate with the increase in revenues and gross margins for the period. The increase in sales and marketing expenses for the six months ended June 30, 2011 is primarily due to an increase in variable compensation expense, including commission and bonuses, of $2.6 million commensurate with the increase in revenues and gross margins for the period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $3.7 million, or 4.1% of net sales for the quarter ended June 30, 2011, compared to $3.8 million, or 5.4% of net sales for the second quarter in 2010.  General and administrative expenses were $7.5 million, or 4.3% of net sales for the six months ended June 30, 2011, compared to $7.3 million, or 5.5% of net sales for the same period in 2010.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and six month periods ended June 30, 2011 as compared to the same periods in 2010.

General and administrative expenses decreased $127,000 and increased $199,000 for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decrease in general and administrative expenses for the three months ended June 30, 2011 as compared to the same period in 2010, was primarily due to decreased rent and facility charges of $236,000 for the consolidation of our office locations and a decrease in outside services of $76,000. The expense decreases were partially offset by an increase in variable compensation of $217,000. The increase in general and administrative expenses for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to an increase in variable compensation of $495,000 which was partially offset by a decrease in rent and facility charges of $300,000 for the consolidation of our office locations.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $3.8 million, or 4.3% of net sales for the quarter ended June 30, 2011, compared to $4.3 million, or 6.1% of net sales for the second quarter in 2010.  Engineering expenses were $8.2 million, or 4.7% of net sales for the six months ended June 30, 2011, compared to $8.3 million, or 6.2% of net sales for the same period in 2010.

Engineering expenses decreased $512,000 and $51,000 for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  The decrease in engineering expenses for the three months ended June 30, 2011 is largely due to a $1.0 million expense reallocation resulting from a greater percentage of our engineering costs being allocated to our cost of service sales since a greater percentage of our installation and configuration services were performed by our engineering personnel which was partially offset by an increase in compensation expense and variable compensation of $426,000. Likewise, the decrease in engineering expenses for the six months ended June 30, 2011 is also due to a $1.3 million expense reallocation resulting from a greater percentage of our engineering costs being allocated to our cost of service sales since a greater percentage of our installation and configuration services were performed by our engineering personnel in 2011 which was partially offset by increases in salaries, benefits and variable compensation of $802,000 and in travel expenses of $122,000.

Integration and Transaction Costs.  We had $0 and $192,000 of integration and transaction costs for the three months ended June 30, 2011 and 2010, respectively.  We had $0 and $581,000 of integration and transaction costs for the six months ended June 30, 2011 and 2010, respectively.  Integration costs for 2010 are related to the transition services agreement and consist of transition salaries, benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

Amortization of Intangibles.  We had $383,000 of intangible asset amortization expenses for the three months ended June 30, 2011 as compared to intangible amortization expenses of $660,000 for the same three months in 2010.  We had $765,000 of intangible asset amortization expenses for the six months ended June 30, 2011 as compared to intangible amortization of expenses of $1.3 million for the same six months in 2010.  Amortization of intangibles expenses decreased for the three and six months ended June 30, 2011 as compared to the same period in 2010 due to the Incentra order backlog being amortizing in full in 2010.

Earnings (loss) from Operations.  We had earnings from operations of $4.4 million compared to a loss from operations of $65,000 for the three months ended June 30, 2011 and 2010, respectively.  We had earnings from operations of $7.4 million compared to a loss from operations of $1.6 million for the six months ended June 30, 2011 and 2010, respectively. The earnings from operations for the three and six months ended June 30, 2011 is a result of the financial leverage we achieved by keeping operating expenses relatively flat and realizing substantial growth in our revenues and gross margins.

Income Taxes.  We had income tax expense of $1.7 million and income tax benefit of $67,000 for the three months ended June 30, 2011 and 2010, respectively.  We had income tax expense of $2.9 million and income tax benefit of $706,000 for the six months ended June 30, 2011 and 2010, respectively.  Our estimated effective tax rate for the three and six months ended June 30, 2011 was 38% and 40%, respectively. For the balance of 2011, we expect to report an income tax provision using an effective tax rate of approximately 39%.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$6,573	$262
Investing activities	(10,339)	1,961
Financing activities	18,060	(2,856)
Increase (decrease) in cash	$14,294	$(633)

Net cash provided by operating activities was $6.6 million and $262,000 for the six months ended June 30, 2011 and 2010, respectively. The increase in cash provided by operations was due primarily to our net earnings of $4.4 million and non-cash items including depreciation of $478,000 and amortization of intangibles of $765,000 for the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30,2010 was primarily due to non-cash items including depreciation of $441,000 and amortization of intangibles of $1.3 million reduced by a net working capital decrease of $768,000.

Net cash used in investing activities was $10.3 million for the six months ended June 30, 2011 as compared to net cash provided by investing activities of $2.0 million for the six months ended June 30, 2010. The primary use of cash for the first six months of 2011 was for the purchase of $9.7 million in short term investments. The primary source of cash for the first six months of 2010 came from our sale of short term investments.  For the remainder of 2011, we are planning for capital expenditures of up to $700,000 related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $18.1 million for the six months ended June 30, 2011 which is primarily from proceeds from our public stock offering. On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We did not receive any proceeds from the shares sold by the selling shareholder, therefore, such amounts are not reflected in the net cash provided by financing activities for the six months ended June 30, 2011. Net cash used in financing activities was $2.9 million for the six months ended June 30, 2010, primarily from the use of $3.0 million of cash during the 2010 period to repay our Incentra acquisition promissory note.

On March 31, 2011, we entered into a Credit Agreement with Wells Fargo Bank, NA. The Credit Agreement provides for a line of credit not to exceed $10.0 million for general working capital purposes.  The line of credit is secured by substantially all of our personal property and expires on July 31, 2012.  Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes. As of June 30, 2011, we had no borrowings outstanding on the line of credit and could borrow the full $10.0 million available.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in theses critical accounting policies for the three and six months ended June 30, 2011 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2010, except for the changes in revenue recognition as a result of the new accounting standards as described below.

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

The following table shows total net revenues as reported with the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the three and six months ended June 30, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the three months ended June 30, 2011	$89,481	$74,423

Total net revenues for the six months ended June 30, 2011	$175,175	156,573

The above table represents an increase in total net revenues of $15.1 million and $18.6 million for the three and six months ended June 30, 2011, respectively. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements, which include hardware, software or other arrangements where the undelivered element is post contract customer support for which we were unable to establish  vender-specific objective evidence of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

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

We expect the adoptions of ASU 2009-13 and ASU 2009-14 to be material to future periods, however we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

Item 4.    Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Dated: August 11, 2011	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

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

10.2	Datalink Corporation 2011 Incentive Compensation Plan (Incorporated by reference to Appendix A in our Definitive Proxy Statement on Schedule A filed on March 31, 2011 (File No. 000-29758)).

10.3	Form of Restricted Stock Award Agreement for Directors (filed herewith).

10.4	Form of Restricted Stock Agreement for Employees (filed herewith).

10.5	Form of Incentive Stock Option Agreement (filed herewith).

10.6	Form of Non-Qualified Stock Option Agreement (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2

Certification of Vice President Financing and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.