Form 10-Q
period 2011-09-30
DATALINK CORP
filed 2011-11-10
CIK 1056923

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

or

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

As of November 4, 2011, 17,755,661 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30,820	$8,988
Short term investments	4,241	—
Accounts receivable, net	50,918	57,779
Inventories	662	2.210
Deferred customer support contract costs	52,213	48,715
Inventories shipped but not installed	3,239	7,191
Income tax receivable	466	1,064
Other current assets	454	607
Total current assets	143,013	126,554
Property and equipment, net	2,106	2,126
Goodwill	23,146	23,146
Finite life intangibles, net	4,072	5,219
Deferred customer support contract costs non-current	24,924	18,742
Other assets	327	285
Total assets	$197,588	$176,072

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,012	$28,749
Accrued commissions	2,536	3,546
Accrued sales and use tax	767	1,414
Accrued expenses, other	4,187	3,427
Deferred taxes	3,188	3,723
Customer deposits	1,841	2,209
Deferred revenue from customer support contracts	64,688	61,571
Other current liabilities	150	279
Total current liabilities	91,369	104,918
Deferred income taxes	925	203
Deferred revenue from customer support contracts non-current	30,234	23,284
Other liabilities non-current	116	212
Total liabilities	122,644	128,617

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 17,531,236 and 13,569,533 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	17	14
Additional paid in capital	63,580	43,332
Retained earnings	11,347	4,109
Total stockholders’ equity	74,944	47,455
Total liabilities and stockholders’ equity	197,588	$176,072

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Products	$55,671	$39,166	167,811	$121,332
Services	34,469	30,054	97,504	81,307
	90,140	69,220	265,315	202,639
Cost of sales:
Cost of products	42,963	30,014	128,156	93,995
Cost of services	25,937	22,264	73,485	60,056
Amortization of intangibles	—	277	—	831
Total cost of sales	68,900	52,555	201,641	154,882
Gross profit	21,240	16,665	63,674	47,757
Operating expenses:
Sales and marketing	8,760	8,270	27,321	24,035
General and administrative	3,802	3,361	11, 326	10,686
Engineering	3,886	3,730	12,091	11,986
Other income	(574)	(503)	(574)	(503)
Integration and transaction costs	125	—	125	581
Amortization of intangibles	382	382	1,147	1,147
	16,381	15,240	51,436	47,932
Earnings (loss) from operations	4,859	1,425	12,238	(175)
Interest income (expense), net	(8)	3	(4)	11
Earnings (loss) before income taxes	4,851	1,428	12,234	(164)
Income tax expense (benefit)	2,058	657	4,996	(49)
Net earnings (loss)	$2,793	$771	7,238	$(115)

Net earnings (loss) per common share:
Basic	$0.17	$0.06	0.47	$(0.01)
Diluted	0.16	0.06	0.45	(0.01)
Weighted average common shares outstanding:
Basic	16,432	12,821	15,488	12,783
Diluted	16,963	12,909	15,962	12,783

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$7,238	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	(6)	14
Depreciation	716	681
Amortization of intangibles	1,147	1,978
Deferred income taxes	187	—
Stock based compensation expense	1,670	902
Changes in operating assets and liabilities, in 2010 net of effects of acquisition
Accounts receivable	6,867	8,185
Inventories	5,500	(8,383)
Deferred costs/revenues/customer deposits, net	19	7,637
Income tax receivable	598	456
Accounts payable	(14,737)	(5,772)
Accrued expenses	(897)	71
Other	(114)	(228)
Net cash provided by operating activities	8,188	5,426

Cash flows from investing activities:
Maturities and sales of investments	5,737	2,730
Purchase of investments	(9,978)	—
Purchase of property and equipment	(696)	(1,027)
Net cash provided by (used in) investing activities	(4,937)	1,703

Cash flows from financing activities:
Proceeds from stock offering, net of offering costs	17,453	—
Payment of note payable due to seller of acquired business	—	(3,000)
Excess tax from stock compensation	287	(28)
Proceeds from issuance of common stock from option exercise	841	251
Tax withholding payments reimbursed by restricted stock	—	(100)
Net cash provided by (used in) financing activities	18,581	(2,877)

Increase in cash and cash equivalents	21,832	4,252
Cash and cash equivalents, beginning of period	8,988	12,901
Cash and cash equivalents, end of period	$30,820	$17,153

Supplementary cash flow information:
Cash paid for income taxes	$4,010	$62
Cash received for income tax refunds	$113	$538

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

The financial statements presented herein as of September 30, 2011, and for the three months and nine months ended September 30, 2011 and 2010, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2010 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

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

The following table shows total net revenues as reported with the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the three months and nine months ended September 30, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	In thousands

Total net revenues for the three months ended September 30, 2011	$90,140	$71,411

Total net revenue for the nine months ended September 30, 2011	$265,315	$240,965

The above table represents an increase in total net revenues of $18.7 million and $24.4 million for the three and nine months ended September 30, 2011, respectively. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements, which include hardware, software or other arrangements where the undelivered element is post contract customer support for which we were unable to establish vender-specific objective evidence (“VSOE “) (as discussed in more detail below) of the fair value of the undelivered element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than recognized over the longest service delivery period as a single unit with other elements in the arrangement.

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

Since we are typically unable to determine VSOE or TPE, we use BESP in our allocation of the arrangement consideration. Therefore, revenue from these multiple-element arrangements are allocated based of BESP, except for customer support contracts which are allocated based of VSOE. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.  BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.  We determine BESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by management.

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

In June 2011, the FASB issued an update to ASC 220 Fair Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income.  The update eliminates the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance now requires an entity to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The update to ASC 220 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. We do not expect the adoption to have a material impact on our financial statements.

In September 2011, the FASB issued an update to ASC 350 Intangibles — Goodwill and Other (“ASC 350”): Testing Goodwill for Impairment. The update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update to ASC 350 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. We do not expect the adoption to have a material impact on our financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net earnings (loss)	$2,793	$771	$7,238	$(115)

Basic:
Weighted average common shares outstanding	17,531	13,337	17,531	13,337
Weighted average common shares of non-vested stock	(1,099)	(516)	(2,043)	(554)
Shares used in the computation of basic net earnings (loss) per share	16,432	12,821	15,488	12,783
Net earnings (loss) per share — basic	$0.17	$0.06	$0.47	$(0.01)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	16,432	12,821	15,488	12,783
Employee and non-employee director stock options	112	18	100	—
Non-vested stock	419	70	374	—
Shares used in the computation of diluted net earnings (loss) per share	16,963	12,909	15,962	12,783
Net earnings (loss) per share - diluted	$0.16	$0.06	$0.45	$(0.01)

We excluded the following non-vested common stock and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Non-vested common stock	51,000	—	64,500	—

Options to purchase shares of common stock	—	282,386	—	166,227

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

Stock Based Compensation

Non-vested Stock:

Total stock-based compensation expense related to non-vested stock was $619,000 and $230,000 for the three months ended September 30, 2011 and 2010, respectively.  Total stock-based compensation expense related to non-vested stock was $1.3 million and $534,000 for the nine months ended September 30, 2011 and 2010, respectively.  Unrecognized stock-based compensation expense related to non-vested stock was $3.4 million at September 30, 2011 which we will amortize through June 2014.

The following table summarizes our non-vested stock activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested stock at January 1, 2011	647,058	$4.04
Granted	424,000	6.68
Cancelled	(30,000)	4.43
Shares vested	(7,500)	3.40
Non-vested stock at September 30, 2011	1,033,558	5.12

Stock Options:

Total stock-based compensation expense related to stock options was $65,000 and $77,000 for the three months ended September 30, 2011 and 2010, respectively.  Total stock-based compensation expense related to stock options was $199,000 and $259,000 for the nine months ended September 30, 2011 and 2010, respectively.  Unrecognized stock-based compensation expense related to stock options was $460,000 at September 30, 2011 which we will amortize ratably through July 2013.

The following table represents stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2011	1,037,711		$4.10
Options granted	—	$
Options exercised	(208,427)		$4.05
Options cancelled	(95,493)		$8.59
Outstanding options as of September 30, 2011	733,791		$3.52	6.24
Exercisable options as of September 30, 2011	497,681		$1.68	1.52

Other:

During the three months ended September 30, 2011 and 2010, we recognized expense of $61,000 and $29,000 related to the issuance of 9,000 and 9,495 shares of fully vested common stock to members of our Board of Directors. During the nine months ended September 30, 2011 and 2010, we recognized expense of $185,000 and $109,000 related to the issuance of 27,607 and 27,495 shares of fully vested common stock to members of our Board of Directors.

4.                                       Income Taxes

We base the provision for income taxes in our interim financial statements on estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended September 30, 2011 and 2010, our effective tax rate was 42% and 46%, respectively.  For the nine months ended September 30, 2011 and 2010, our effective tax rate was 41% and 30%, respectively.  The lower tax rate for the three months ended September 30, 2011 as compared to the same periods in 2010 resulted primarily from difference in the ratio of permanent differences to net earnings.  The higher tax rate for the nine months ended September 30, 2011 as compared to the same periods in 2010 resulted primarily from the ratio of discrete items to net earnings. We had approximately $106,000 and $41,000 of discrete items that we recognized in the nine month periods ended September 30, 2011 and 2010, respectively, which, in turn, increased our effective tax rate to 41% for the period ended September 30, 2011 and lowered our effect tax rate to 30% for the period ended September 30, 2010. We expect our annual effective tax rate for 2011 to be 41%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and nine months ended September 30, 2011, we recorded income tax expense of $2.1 million and $5.0 million, respectively, with effective tax rates of 42% and 41%.

Our IRS audit for the fiscal years of 2008 and 2009 was completed during the three months ended September 30, 2011. The findings of this audit resulted in an immaterial change in our effective tax rate which, in turn, resulted in an immaterial change to our income tax expense during the three months and nine months ended September 30, 2011.

We assess our uncertain tax positions for tax years that are still open for examination.  As of September 30, 2011 and 2010, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2011 and 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2007-2010 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership.  The company does not believe that an ownership change under Section 382 has occurred, and therefore, no such limitations exist.

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

Goodwill as of September 30, 2011 and December 31, 2010 was $23.1 million. We conducted our annual goodwill impairment test as of December 31, 2010, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of September 30, 2011 and 2010, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	As of September 30, 2011			As of December 31, 2010
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$8,110	$(4,177)	$3,933	$8,110	$(3,283)	$4,827
Services agreement	4	67	(34)	33	67	(21)	46
Certification	2	467	(467)	—	467	(292)	175
Trademarks	3	263	(157)	106	263	(92)	171
Order backlog	1	1,108	(1,108)	—	1,108	(1,108)	—
Total identified intangible assets		$10,015	$(5,943)	$4,072	$10,015	$(4,796)	$5,219

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2011	2010	2011	2010	Classification
Customer relationships	$298	$298	$894	$894	Operating expenses
Services agreement	5	4	13	12	Operating expenses
Certification	58	58	175	175	Operating expenses
Trademarks	21	22	65	66	Operating expenses
Order backlog	—	277	—	831	Cost of sales
Total identified intangible assets	$382	$659	$1,147	$1,978

Based on the identified intangible assets recorded at September 30, 2011, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2011	324
2012	1,292
2013	553
2014	481
2015	481
Thereafter	941
$4,072

6.                                       Short Term Investments

The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Certificates of Deposit	$2,241	—	—	$2,241
Variable Rate Demand Notes	$2,000	—	—	$2,000
December 31, 2010
None	—	—	—	—

As of September 30, 2011 and December 31, 2010, we had no unrealized holding gains/losses on investments.

As of September 30, 2011, we have $2.0 million in variable rate demand notes (“VRDN”). The underlying securities of these notes have contractual maturities which generally range from 13 to 37 years. Although our investments in VRDN’s have underlying securities with contractual maturities longer than one year, the VRDN’s themselves have interest rate resets of seven days and are considered short term investments. We can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value and are within Level 1 of the fair value hierarchy (as discussed in more detail below).

7.                                       Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participates would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of September 30, 2011.

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

We use the three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

•                  Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

•                  Level 2 — Significant other observable inputs available at the measurement date, other than quoted prices included in Level

1, either directly or indirectly.

•                  Level 3 — Significant unobservable inputs that we cannot corroborate by observable market data and thus reflect the use of significant management judgment.  We generally determine these values using pricing models based on assumptions our management believes other market participants would make.

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of September 30, 2011 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of September 30, 2011
	(in thousands)
	09/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$30,820	$30,820	$—	$—
Certificates of Deposit	2,241	2,241	—	—
Variable Rate Demand Notes	2,000	2,000	—	—
Total assets measured at fair value	$35,061	$33,011	$—	$—

8.                                       Line of Credit

We have available for use a line of credit not to exceed $10.0 million with Wells Fargo Bank, N.A. which expires on July 31, 2012. As of September 30, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at 2.0% above the bank’s three month LIBOR rate and requires us to meet certain financial covenants.  At September 30, 2011, we were in compliance with the covenants.

9.                                       Subsequent Events

On October 3, 2011, we entered into an asset purchase agreement with Midwave Corporation and its shareholders and the parties completed the asset purchase on October 3, 2011 (the “Midwave Transaction”).  Under the asset purchase agreement, our wholly-owned subsidiary, MV Sub, Inc., purchased and acquired from Midwave Corporation substantially all of the assets used in Midwave Corporation’s business.  Midwave Corporation is an information technology consulting firm that offers both professional services and sells products to business’ information technology organizations utilizing the product portfolios of certain information technology manufacturers, in the specific domains of data center services, networking services, managed services and advisory services.  We paid Midwave Corporation approximately $16.1 million in cash, issued 220,988 shares of our common stock to Midwave Corporation and assumed certain liabilities of Midwave Corporation, including roughly $11 million of current liabilities.  We also received approximately $11.5 million in current assets and $500,000 in fixed assets. We reported the terms of the Midwave Transaction on our Current Report on Form 8-K filed with the SEC on October 3, 2011 (File No. 000-29758).

On October 3, 2011, we terminated the lease that was entered into on July 28, 2011 to lease a portion of the Industrial Building Lease with Golden Triangle Tech Center Investors, LLC. This lease was for approximately 39,931 rentable square feet of space in a building located at 7905 Golden Triangle Drive in Eden Prairie, Minnesota.  We reported entering into this lease on our Current Report on Form 8-K filed with the SEC on August 1, 2011 (File No. 000-29758). There was no financial or economic penalty for cancelling this agreement.  We are currently exploring options to lease additional space in the building currently occupied by Midwave Corporation, the company we acquired on October 3, 2011, as described in the paragraph above.  We reported the termination of this lease on our Current Report on Form 8-K filed with the SEC on October 11, 2011 (File No. 000-29758).

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  The words “aim, “believe,”

“expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A—“Risk Factors” of our 2010 Annual Report on Form 10-K, including but not limited to:  the level of continuing demand for storage, server and networking solutions, including the effects of current economic and credit conditions; competition and pricing pressures that may adversely affect our revenues and earnings; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating possible future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of September 30, 2011, we have 30 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

•                  We may not successfully identify acquisition candidates or profitably integrate any business we acquire. For instance, on October 3, 2011, we entered into an asset purchase agreement with Midwave Corporation.  We cannot assure that this acquisition will increase our revenues, earnings or stock price.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	75.9	76.0	76.4
Gross profit	23.6	24.1	24.0	23.6
Operating expenses:
Sales and marketing	9.7	11.9	10.3	11.8
General and administrative	4.2	4.8	4.3	5.3
Engineering	4.3	5.4	4.6	5.9
Other income	(0.6)	(0.7)	(0.2)	(0.2)
Integration and transaction costs	0.2	—	—	0.3
Amortization of intangibles	0.4	0.6	0.4	0.6
Total operating expenses	18.2	22.0	19.4	23.7
Earnings (loss) from operations	5.4%	2.1%	4.6%	(0.1)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Product sales	$55,671	$39,166	$167,811	$121,332
Service sales	34,469	30,054	97,504	81,307

Product gross profit	$12,708	$8,875	$39,655	$26,506
Service gross profit	8,532	7,790	24,019	21,251

Product gross profit as a percentage of product sales	22.8%	22.7%	23.6%	21.8%
Service gross profit as a percentage of service sales	24.8%	25.9%	24.6%	26.1%

The increase in our product revenues for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, include $18.7 million and $24.4 million, respectively, due to the impact of our new revenue recognition policy that we adopted beginning January 1, 2011, which is discussed in more detail below under “Critical Accounting Policies and Estimates.” Our product revenues continue to reflect a diversification in the mix of our offerings. For the three and nine months ended September 30, 2011, product sales represented 61.8% and 63.2%, respectively, of our total sales compared to 56.6% and 59.9%, respectively, for the comparable periods in 2010. In addition to the increase due to our new revenue recognition policy, the increase in our product revenue is a result of the increase in product offerings due to our transition to servicing the complete data center.  In addition to storage, our server and network sales have increased as part of our strategy to deliver data center hardware, software and services.  Going forward, we expect our customers will continue to closely scrutinize their expenditures and what impact, if any, current economic conditions may have on the growth and profitability of their business.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product revenues.

Our service revenues increased for the three and nine months ended September 30, 2011, as compared to the same period in 2010.  With the growth in our product revenues, we continue to successfully sell our installation and configuration services and customer support contracts.  Without continued sustainable growth in our product revenues going forward, we expect our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three and nine months ended September 30, 2011 or 2010.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 23.6% for the quarter ended September 30, 2011, as compared to 24.1% for the comparable quarter in 2010.  Our total gross profit as a percentage of net sales increased to 24.0% for the nine months ended September 30, 2011, as compared to 23.6% for the comparable period in 2010.  Product gross profit as a percentage of product sales increased slightly to 22.8% in the third quarter of 2011 from 22.7% for the comparable quarter in 2010.  Product gross profit as a percentage of product sales increased to 23.6% for the nine months ended September 30, 2011 from 21.8% for the same period in 2010.  Service gross profit as a percentage of service sales decreased to 24.8% for the third quarter of 2011 from 25.9% for the comparable quarter in 2010.  Service gross profit as a percentage of service sales decreased to 24.6% for the nine months ended September 30, 2011 from 26.1% for the same period in 2010.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit for the three months ended September 30, 2011 was similar to the three months ended September 30, 2010. Our product gross profit for the nine months ended September 30, 2011 increased 1.8% in comparison to the nine months ended September 30, 2010. For the nine months ended September 30, 2010, product gross profit percentages were unusually low as we kicked off our strategy of selling total solutions into the data center which includes lower margin servers and networking solutions.  The product gross margin percentages we achieved in the third quarter 2011 fall within the range of product gross margin percentages we expect as our strategy continues to mature.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets. Vendor incentives were $1.4 million and $965,000, respectively, for the three month periods ended September 30, 2011 and 2010.  Vendor incentives were $4.1 million and $2.7 million, respectively, for the nine month periods ended September 30, 2011 and 2010.  As a percentage of product cost of goods sold, vendor incentives were 3.2% for the three months ended September 30, 2011 and 2010, respectively, and 3.2% and 2.8% for the nine months ended September 30, 2011 and 2010, respectively. Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  Taking into consideration our October 3, 2011 acquisition of Midwave Corporation, we continue to expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2011 will be between 23% and 24%.

Service gross profit as a percentage of service sales for the three and nine months ended September 30, 2011 decreased 1.1% and 1.5%, respectively, as compared to the same periods in 2010.  This decrease is primarily due to a reduction in the gross margin percentage for our customer support contracts due to an increase in the sales of products on which we are not able to sell first call support and Datalink professional services, which carry lower gross margins.  Taking into consideration our October 3, 2011 acquisition of Midwave Corporation, we continue to expect that service gross margins will be within the 24% to 26% range for the remainder of fiscal year 2011.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $8.8 million, or 9.7% of net sales for the quarter ended September 30, 2011, compared to $8.3 million, or 11.9% of net sales for the third quarter in 2010.  Sales and marketing expenses totaled $27.3 million, or 10.3% of net sales for the nine months ended September 30, 2011, compared to $24.0 million, or 11.8% of net sales for the same period in 2010.

Sales and marketing expenses increased $490,000 and $3.3 million for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010.  This increase in sales and marketing expenses for the three months ended September 30, 2011 is a combination of an increase in variable compensation expense for the period, including commissions and bonuses, of $851,000which was partially offset by a decrease of severance expense of $359,000 that occurred in the same period of 2010. The increase in sales and marketing expenses for the nine months ended September 30, 2011 is primarily due to an increase in variable compensation expense, including commission and bonuses, of $3.4 million commensurate with the increase in revenues and gross margins for the period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $3.8 million, or 4.2% of net sales for the quarter ended September 30, 2011, compared to $3.4 million, or 4.8% of net sales for the third quarter in 2010.  General and administrative expenses were $11.3 million, or 4.3% of net sales for the nine months ended September 30, 2011, compared to $10.7 million, or 5.3% of net sales for the same period in 2010.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010.

General and administrative expenses increased $441,000 and increased $640,000 for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in general and administrative expenses for the three months ended September 30, 2011 as compared to the same period in 2010, was due to a combination of an increase in rent charges of $257,000 of which $132,000 was for a one-time loss on our Portland office sublease and an increase in stock compensation expense of $143,000 due to additional grants issued in 2011. The increase in general and administrative expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a combination of an increase in bonus variable compensation of $306,000 commensurate with the increase in revenues and gross margins for the period and an increase in stock compensation expense of $473,000 due to additional grants issued in 2011.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $3.9 million, or 4.3% of net sales for the quarter ended September 30, 2011, compared to $3.7 million, or 5.4% of net sales for the third quarter in 2010.  Engineering expenses were $12.1 million, or 4.6% of net sales for the nine months ended September 30, 2011, compared to $12.0 million, or 5.9% of net sales for the same period in 2010.

Engineering expenses increased $156,000 and $105,000 for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The increase in engineering expenses for the three months ended September 30, 2011 is due to an increase in stock compensation expense of $96,000 due to additional grants issued in 2011. Likewise, the increase in engineering expenses for the nine months ended September 30, 2011 is also due to an increase in stock compensation expense of $144,000 due to additional grants issued in 2011.

Other Income.  We had other income of $574,000 for both the three and nine month periods ended September 30, 2011 and $503,000 for both the three and nine month periods ended September 30, 2010. Our 2009 Cross acquisition included a services agreement, which we also refer to as a reverse earn-out agreement,  which required Cross to purchase at least $1.8 million of networking products and services from us over three years.  Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount.  We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. At September 30, 2010 the first year of the three year reverse earn-out agreement came to an end and there was a shortfall between customer purchases and the guaranteed annual purchase of $503,000. At September 30, 2011 the second year of the three year reverse earn-out agreement came to an end and there was a shortfall between customer purchases and the guaranteed annual purchase of $574,000.  Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time.  Since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value, the shortfall amount of $503,000 represented a change in fair value of the acquisition date reverse earn-out and, in accordance with ASC 805-30-35 was classified as other income within operation expenses on our statement of operations.

Integration and Transaction Costs.  We had $125,000 and $0 of integration and transaction costs for the three months ended September 30, 2011 and 2010, respectively.  We had $125,000 and $581,000 of integration and transaction costs for the nine months ended September 30, 2011 and 2010, respectively.  Integration costs for 2011 are related to legal fees associated with our October 3, 2011 acquisition of Midwave Corporation. Integration costs for 2010 are related to facility abandonment costs and our transition services agreement which consists of transition benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

Amortization of Intangibles.  We had $382,000 of intangible asset amortization expenses for the three months ended September 30, 2011 as compared to intangible amortization expenses of $659,000 for the same three months in 2010.  We had $1.1 million of intangible asset amortization expenses for the nine months ended September 30, 2011 as compared to intangible amortization of expenses of $2.0 million for the same nine months in 2010.  Amortization of intangibles expenses decreased for the three and nine months ended September 30, 2011 as compared to the same period in 2010 due to the Incentra order backlog being amortizing in full in 2010.

Earnings (loss) from Operations.  We had earnings from operations of $4.9 million compared to earnings from operations of $1.4 million for the three months ended September 30, 2011 and 2010, respectively.  We had earnings from operations of $12.2 million compared to a loss from operations of $175,000 for the nine months ended September 30, 2011 and 2010, respectively. The earnings from operations for the three and nine months ended September 30, 2011 is a result of the financial leverage we achieved by keeping operating expenses relatively flat and realizing substantial growth in our revenues.

Income Taxes.  We had income tax expense of $2.1 million and income tax expense of $657,000 for the three months ended September 30, 2011 and 2010, respectively.  We had income tax expense of $5.0 million and income tax benefit of $49,000 for the nine months ended September 30, 2011 and 2010, respectively.  Our estimated effective tax rate for the three and nine months ended September 30, 2011 was 42% and 41%, respectively. For the balance of 2011, we expect to report an income tax provision using an effective tax rate of approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$8,188	$5,426
Investing activities	(4,937)	1,703
Financing activities	18,581	(2,877)
Increase in cash and cash equivalents	$21,832	$4,252

Net cash provided by operating activities was $8.2 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2011 was due primarily to net income of $7.2 million for the nine months ended September 30, 2011 and non-cash add backs including depreciation of $716,000, amortization of intangibles of $1.1 million.  Net cash provided by operating activities for the nine months ended September 30, 2010 was due primarily to non-cash add backs including depreciation of $681,000, amortization of intangibles of $2.0 million and an increase in net working capital of $1.7 million.

Net cash used in investing activities was $4.9 million the nine months ended September 30, 2011 as compared to net cash provided by investing activities was $1.7 million for the nine months ended September 30, 2010. The primary use of cash for the first nine months of 2011 was for the purchase of $10.0 million in short term investments partially offset by the sale of $5.7 million in short term investments. The primary source and use of cash for the nine months of 2010 came from our sale of short-term investments.  For the remainder of 2011, we are planning for capital expenditures of up to $300,000 related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $18.6 million for the nine months ended September 30, 2011 which is primarily from proceeds from our public stock offering. On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold

960,000 shares in the offering. We did not receive any proceeds from the shares sold by the selling shareholder, therefore, such amounts are not reflected in the net cash provided by financing activities for the nine months ended September 30, 2011. Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2010, primarily from the use of $3.0 million of cash during the 2010 period to repay our Incentra acquisition promissory note.

On March 31, 2011, we entered into a Credit Agreement with Wells Fargo Bank, NA. The Credit Agreement provides for a line of credit not to exceed $10.0 million for general working capital purposes.  The line of credit is secured by substantially all of our personal property and expires on July 31, 2012.  Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes. As of September 30, 2011, we had no borrowings outstanding on the line of credit and, based on the borrowing base requirements, could borrow the full $10.0 million available.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in theses critical accounting policies for the three and nine months ended September 30, 2011 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2010, except for the changes in revenue recognition as a result of the new accounting standards as described below.

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

The following table shows total net revenues as reported with the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the three and nine months ended September 30, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	In thousands
Total net revenues for the three months ended September 30, 2011	$90,140	$71,411

Total net revenues for the nine months ended September 30, 2011	$265,315	$240,965

The above table represents an increase in total net revenues of $18.7 million and $24.4 million for the three and nine months ended September 30, 2011, respectively. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements, which include hardware, software or other arrangements where the undelivered element is post contract customer support for which we were unable to establish vender-specific objective evidence of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.

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

Item 4. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Item 1A.  Risk Factors.

Except as provided below, there has not been a material change to the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our acquisition strategy poses substantial risks.

As part of our growth strategy, we made two acquisitions in 2010, one acquisition in October 2011 and plan to continue to pursue acquisitions in the future. We may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, we may not be able to complete the acquisition on commercially acceptable terms. We may need to raise additional equity to consummate future acquisitions, which may not be feasible, could be on terms we do not consider favorable, would cause dilution to existing investors and could adversely affect our stock price.  We also could incur substantial indebtedness in connection with an acquisition, which could decrease the value of our equity. The process of exploring and pursuing acquisition opportunities requires significant management and financial resources, which diverts attention from our core operations.

Integration of acquisitions is very challenging and we cannot assure you that any acquisition will increase our revenues, earnings or stock price.  Even if we are able to consummate an acquisition, such as our recent acquisitions, the transaction may present many risks. These risks include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with our existing product lines; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of our ongoing business and diversion of management’s attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of our company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management and financial or industry analysts or if others do not perceive the same benefits of the acquisition as we do, there could be a material, adverse effect on our business, financial condition, results of operations or stock price

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Dated: November 10, 2011	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1

Asset Purchase Agreement dated October 3, 2011, by and between Datalink Corporation and Midwave Corporation (Incorporated by reference to exhibit 2.1 in our Form 8-K filed on October 3, 2011 (File No. 000-29758)).

3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 0-29758)).

4.1	Form of Common Stock Certificate (Incorporated by reference to exhibit 4.1 in our amended registration statement on Form S-1/A, filed on July 16, 1998 (File No. 333-55935)).

10.1	Golden Triangle Industrial Building Lease Agreement dated July 28, 2011 (filed herewith).

10.2	Golden Triangle Industrial Building Lease Termination Agreement dated October 3, 2011 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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