Form 10-K
period 2011-12-31
DATALINK CORP
filed 2012-03-15
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2011: $91,887,646.

        At March 12, 2012, the number of shares outstanding of the registrant's classes of common stock was 18,019,534.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference to Part III of this Form 10-K.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; reliance by manufacturers on their data service partners to integrate their specialized products; continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating current and possible futures acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price. Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

        These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Additional factors that may cause actual results to differ from our assumptions and expectations include those set forth in the Form 10-K. All forward-looking statements are quantified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to us, see the "Risk Factors" section of this Form 10-K.

PART I

Item 1.    Business.

Overview

        Datalink Corporation was incorporated in Minnesota in 1987. We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, we assess, design, deploy, manage, and support unified infrastructures such as servers, storage and networks. We leverage hardware and software from the industry's leading original equipment manufacturers (OEMs) as part of our data center optimization offerings

        Our portfolio of solutions and services spans four practices:

  •
  Consolidation and virtualization

    Our consolidation and virtualization solutions and services allow data center infrastructures to be flexible, shared, and manageable. Our consolidation solutions and services enable organizations to share server and storage resources, thereby reducing the number of systems to be managed and maintained. Our virtualization portfolio supports near-term needs (for example, virtualizing server and storage environments) and enables organizations to develop and execute long-term strategies for data center efficiency (for example, "private cloud" computing and data center build-outs). Our virtualization infrastructure assessments provide end-to-end views of existing resources, including servers (both physical and virtual), applications and storage.

  •
  Data storage and protection

    Our enhanced data protection and storage services and solutions help customers safeguard their information, as well as meet internal and external requirements for accessing, protecting, and retaining these assets. Our solutions include network-attached, direct-attached, and private cloud-based storage, local and remote backup, disaster recovery, archive, and compliance. We align each solution with customer service level agreements and business needs in mind. Our backup audits and assessments provide customers with backup operation performance metrics and recommendations for improvement. We also offer managed backup services whereby customers engage us to assume day-to-day management of their backup operations. In addition, we offer data capacity planning services that help organizations plan for data growth, as well as maximize utilization of all storage systems.

  •
  Advanced network infrastructures

    We assess, design, and deploy robust network infrastructures. We help companies consolidate, converge, and optimize their networks. Our solutions vary in scope from entire networks to enhanced router, switch, WLAN, security/VPN, and WAN optimization technologies. Our network architectural review services include an assessment of a customer's current network design, recommendations for improvement, and a roadmap for migrating to consolidated and converged network. We also provide contracts administration services as part of our SmartNet service.

  •
  Business continuity and disaster recovery solutions

    By integrating our best-practice methods and business continuity expertise into an individualized process, we turn business continuity and disaster recovery into an overall change process. We believe this collaborative strategy helps organizations view their investments in enterprise technology not as individual servers or applications, but as a cohesive pool of computing resources able to rapidly adjust to new demands and reduce the risk of disruption.

        We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services. We deliver these services through our experienced team. Our team consists of approximately 165 engineering professional and support services members that are based throughout the United States.

        We have a robust physical laboratory that customers can visit in Minneapolis. This lab enables customers to participate in physical demonstrations of a wide variety of technologies, including: site-to-site replication, data recovery, WAN optimization, de-duplication, and virtual data center architectures. Alternatively, customers can participate in a virtual demonstration from the convenience of their own office.

        In addition to demonstrations, we leverage this lab to test, validate and compare technologies from the leading manufacturers and software developers, perform configuration services, troubleshoot support issues and train our professional and support services teams.

Industry Highlights

        Mid and large size enterprises, which are typically greater than 500 employees, are increasingly focused on transforming their data centers in order to increase agility, enhance service levels, and reduce costs. Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage. Gartner, Inc.,1 an industry analyst group ("Gartner"), expects (Source: Data Center Executives Must Address Many Issues in 2012, Mike Chuba, January 2012) that enterprise data will grow by 800% over the next five years. Coupled with this growth are increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. At the same time, organizations are seeking greater operational efficiency and lower costs. As a result, we expect customers will continue to look for alternatives to simplify management of storage, network, and server infrastructures and increase productivity of existing IT teams. Transformational technologies and approaches, like virtualization and private cloud computing, help achieve each of these objectives. Virtualization and private cloud computing enable organizations to more quickly adapt to changing business requirements, improve service levels via simplified management, and reduce costs through higher utilization rates.

        Gartner, reports (Source: Private Cloud Computing Ramps Up in 2011, Thomas Bittman, March 2011) that through 2014, IT organizations will spend more money on private cloud computing investments than on offerings from public cloud providers. We anticipate the virtualization of servers, storage and networks and migration to unified virtual data center architectures will primarily occur in stages, with a focus on building a foundation to support future private cloud strategies. We expect this will result in continued demand for shared storage, as well as backup and disaster recovery infrastructures tuned to virtualized server environments. We expect this will result in continued demand for shared storage, as well as backup and disaster recovery infrastructures tuned to virtualized server environments. We also expect that the increased bandwidth requirements of high density virtualized server environments will drive demand for high bandwidth integrated converged networks.

        Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, organizations continue to require flexible, scalable and highly available server, storage and network solutions.

        In 2012, we believe that capital investment priorities of the customers in our industry will include:

  •
  Virtualization and consolidation

    Virtualization will play a key role in data center transformation strategies. Virtualization and private cloud computing enable organizations to reduce costs, increase agility, and improve management and utilization.

    Our customers need a comprehensive virtualization strategy encompassing server, storage and network environments. Without this unified data center approach, companies cannot realize the full benefits of virtualization.

    We expect organizations will continue to seek the professional services of a provider, like us, to assess their environment, conduct a gap analysis, and develop virtual data center migration path that will enable them to protect and leverage each investment as they migrate to a private-cloud computing infrastructure. We expect that most of our customers will continue to deploy virtual data center infrastructures in a phased-in or total build out approach. We also expect that organizations will continue to seek the services of a provider that has unified data center expertise (server, storage, networks) and provides a full life cycle of services from consulting and design to deployment and ongoing support.

  •
  Enhanced data protection capabilities

    Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements are key drivers in data center

1
The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report(s) are subject to change without notice.

    decision making. We expect these requirements will continue to drive the continued migration to disk-based protection solutions. Many of our customers have deployed disk-based backup and recovery solutions. With the convergence of key technologies, such as data de-duplication, WAN optimization, and advanced heterogeneous replication and snapshot software, we expect the benefits customers receive from disk-based backup will increase, resulting in increased demand.

  •
  Advanced network infrastructures

    We expect that two trends will continue to drive the continued evolution of data center networking. The advancement of data center virtualization increases the need to update networking infrastructure to support increased bandwidth with networking infrastructure and management that is more integrated with server virtualization and private cloud initiatives. In addition, those seeking simplified management, cost reductions, and increased flexibility will consolidate and converge disparate networks (e.g. storage and data management) and migrate to unified fabrics.

  •
  Acceptance and growing need for data center services.

    We expect IT organizations to increasingly outsource data center infrastructure-related services, including consulting, implementation, management and support to a company who can provide a holistic solution. An increased focus on technologies that provide greater efficiency and business value, the growing complexity of networked environments and flat IT department headcount growth in light of current economic conditions facilitate this trend.

The Datalink Opportunity

        The movement toward computing environments that offer more adaptable and scalable IT services drives demand for data center-focused solutions and services providers, such as us. Both potential customers and data center infrastructure manufacturers are looking to providers, such as us, primarily for the following reasons:

        Pressures on Customers.    Migrating data centers to those that are more efficient, scalable, and flexible, is complex. Private cloud computing is transformational in nature. It impacts the relationship between the business and IT, as well as how IT organizations are structured and operate. As a result, we believe customers are looking for solution providers, to sort through their options, define migration plans, and execute accordingly. In addition, we believe organizations will increasingly look outside their in-house technical staff to leverage the expertise of companies, for strategy definition and execution.

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

  •
  Gross profit margins have been under pressure for many manufacturers. Because of the high cost of maintaining a large national sales and marketing organization, we believe manufacturers have found value in leveraging the sales and marketing functions of channel partners, such as us.

        We believe we are uniquely positioned to capitalize on this significant opportunity for the following reasons:

        Expertise.    We have implemented data center solutions for over 20 years. This experience has given us significant expertise in understanding and applying storage, server, and networking technologies either as individual technologies or in unified data center architecture. We continually invest in training to adapt to the ever-changing needs of our customers and capitalize on opportunities.

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

The Datalink Solution

        We combine our expertise and comprehensive services portfolio with quality products from leading manufacturers to meet each customer's specific needs. Our services include:

Consulting

        Our consultants deliver highly customized research, advice, and action plans to help customers optimize their data centers. Our independent recommendations help customers respond to challenges in the following areas: data center optimization and consolidation, business continuity, disaster recovery, and IT governance.

Analysis

        At the beginning of an engagement, we place considerable emphasis on formulating a needs analysis based on each customer's business initiatives, operating environment and current and anticipated unified data center requirements. While our focus is on each customer's unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data center solutions for over twenty years to customers in numerous industries.

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

        We design data center infrastructures based on each customer's detailed business requirements. The engagement begins with a definition of the project's objectives, scope and key milestones. Our team then prepares an outline of the schedule and deliverables. Following a thorough analysis, the team prepares a comprehensive blueprint of the infrastructure, including a detailed design schematic, key implementation milestones and recommendations for handling potential configuration issues to ensure a smooth transition to new server, storage and networking environments.

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

Management

        We relieve burdened internal IT teams with a growing portfolio of managed services. Our services enhance the productivity of our customer's IT teams, as well as drive greater operational efficiency. Our backup reporting service enables customers to gain visibility of key performance metrics, enabling them to quickly pinpoint and resolve issues, improve operational efficiency, and mitigate risk. Our storage capacity manager reporting service provides visibility of key storage utilization metrics, enabling customers to improve utilization rates, improve application availability, and provide chargeback reporting. Reporting services, such as these, can be coupled with our OneCall support services, thereby providing the opportunity for proactive monitor and alert service by our team of experts. We also augment the staff of our customers by offering onsite professional services resources. These resources provide services including backup and recovery administration, project management, storage administration and our managed services offerings.

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

Scale Existing Locations and Expand into New Locations via Acquisitions

        We continue to scale our existing geographic locations to increase market share, leverage fixed expenses and provide higher quality service levels. We expect to drive this growth by hiring experienced, quality account executives and field engineers to gain sales productivity and field engineering utilization. In the past we have made acquisitions to grow our business including our acquisition of

Midwave Corporation in 2011 (as discussed in more detail below). We intend to continue to grow our business via select acquisitions. We seek acquisition targets that align closely with our data center portfolio offerings.

Expand Customer Support Revenues

        We significantly increased our customer support capabilities and performance over the last several years and will continue to make this a focus. We believe that our customers appreciate our quality support services, which we believe will continue to be a key differentiator and growth driver for us.

Enhance Our Consulting and Professional Services Business

        Consulting services represents a sizable opportunity to drive additional professional services and follow-on hardware and software revenues in both existing and new accounts. Consulting services enable us to differentiate ourselves from our competition, as well as build executive-level relationships within the accounts we serve. In addition, by improving our assessment, audit and implementation service methodologies and sales tools, we plan to enhance our solution selling capabilities. We believe hiring additional experienced, data center consultants, and providing our sales teams with the tools they need to uncover consulting opportunities, will increase consulting services, with additional hardware and software revenues, in 2012.

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

        We have strong, established relationships with the major storage, server, and networking hardware and software suppliers. Our expertise in open system environments includes UNIX, Microsoft Windows, Linux, Solaris, and in-depth knowledge of all major hardware and software technologies manufactured by industry leaders. This expertise has earned us preferred status with many of our principal suppliers. Preferred status often enables us to participate in our suppliers' new product development, evaluation, introduction and marketing programs. These collaborations enable us to identify and market innovative new hardware and software products and exchange critical information in order to maximize customer satisfaction.

        Some of our major suppliers and the products they provide are listed below:

Products	Suppliers
Disk Storage	EMC Corporation Hitachi Data Systems Corporation NetApp Inc. Oracle Systems Quantum Corporation
Tape Automation	Oracle Systems Quantum Corporation Spectra Logic Corporation
Software	Akorri, Inc. Oracle Systems Sepaton Inc. Symantec Corporation VMware, Inc.
Servers	Cisco Systems, Inc. Dell Inc. Oracle Systems
Switches/Directors/Storage Networking	Brocade Communications Systems, Inc. Cisco Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

        We have not had difficulty in obtaining any of the products that we use in our business from our current suppliers. In addition, we do not rely on one or a few suppliers for the products we use in our business.

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

        In 2011, 2010 and 2009, we had no customers that accounted for at least 10% of our revenues. However, our top five customers collectively accounted for 11%, 12%, and 17% of our 2011, 2010 and 2009 revenues, respectively.

Sales and Marketing

        We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2011, we have 29 field sales offices, including home offices, in order to efficiently serve our customers' needs.

        Our field account executives and account associates work closely with our technical services team in evaluating the data center project needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. Our accounts and technical teams generated a total of 290 new customers in 2011 and sold product and services to 2,000 current customers.

        In addition to the efforts of our field account executives, account associates, and technical services team we engage in a variety of other marketing activities designed to attract new business and retain customer loyalty. We regularly execute integrated, demand generation campaigns, gain exposure through online and print trade publications, hold information seminars, and use social media channels to share information about topics, such as virtual data centers, private cloud computing, storage, data protection and disaster recovery and business continuity trends and best practices.

Competition

        Competition for the solutions we provide is fragmented, and we compete with numerous large and small competitors. For data center solutions we compete with other technology infrastructure solution providers and system integrators, and technology value added resellers that focus on providing data center solutions. Our competitors are primarily either resellers that provide solutions using many of the same products from the manufacturers that we represent such as Cisco, EMC, Hitachi, NetApp, Symantec, VMware or they also may provide solutions using other competing manufacturer's products such as IBM, HP and others. We may also compete directly against some of these manufacturers when they are involved in selling to the customer directly.

        We believe that the principal competitive factor when marketing our solutions is our overall business model where we are focused on making data centers more efficient, manageable and responsive to our customer's business needs. Other important factors include total cost, technical competence, the strength of our relationship with the customer, the quality of our support services, and the quality of our relationship with the manufacturer of the products being supplied as part of a data center solution.

Employees

        As of December 31, 2011, we had a total of 389 employees, all of which are full-time employees. We have no employment agreements with any of our employees, except for Mr. Lidsky, our President and Chief Executive Officer, Mr. Barnum, our Vice President of Finance and Chief Financial Officer and Mr. O'Grady, our Executive Vice President of Field Operations. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages.

Backlog

        Effective January 1, 2011, our revenue recognition policy requires us to recognize product revenues upon shipment as compared to upon installation under our old revenue recognition method. We configure products to customer specifications and generally ship them shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. Customer constraints, including customer readiness, and the availability of engineering resources may impact when we can complete our installation and configuration services, which represent approximately 5% of our revenues. Therefore, we do experience a backlog of orders. Our backlog, which represents firm orders we expect to recognize as revenue within the next 90 days, was $59.4 million and $47.0 million at December 31, 2011 and 2010, respectively.

Acquisitions

        Midwave Corporation.    In October 2011, we entered into an asset purchase agreement with Midwave Corporation ("Midwave") and its shareholders. Under the asset purchase agreement we purchased and acquired from Midwave substantially all of the assets used in Midwave's business. Midwave is an IT consulting firm that offers both professional services and sells products to business'

IT organizations utilizing the product portfolios of certain information technology manufacturers, in the specific domains of data center services, networking services, managed services and advisory services. We paid a purchase price of approximately $19.1 million, comprised of a cash payment delivered at closing of approximately $16.1 million and issued 220,988 shares of our common stock with a value of approximately $1.6 million and approximately $1.4 million related to working capital adjustments subsequent to closing.

        This acquisition expanded our footprint in Minnesota making us the dominant data center services and infrastructure provider in the region. The acquisition also doubled our Cisco technology and services revenues, expanded our managed services portfolio with the addition of a data center infrastructure monitoring service, added an established security practice including product, services and consulting and doubled the size of our consulting services team. We expect to experience operational synergies and efficiencies through the combined general and administrative corporate functions. Our results for 2011 reflect the addition of Midwave during the fourth quarter. Please see Note 2 to our financial statements for further information.

        Reseller Business of Incentra, LLC.    In December 2009, we acquired the reseller business of Incentra, LLC ("Incentra"). Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note. The promissory note was paid on March 31, 2010. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect was a decrease in the purchase price of $32,000. This acquisition doubled our presence in Chicago and the Northeast and provided us with a significant presence in the West. Our combined team now has expanded experience to design and implement complex data center solutions, which will deliver increased productivity and efficiency for our customers. This acquisition also added to our team of network engineers that are certified by Cisco, which allowed us to attain Cisco's Gold and Data Center Advanced Technology Partner certifications. We have experienced operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2009 reflect the addition of Incentra's reseller business for thirteen days. Please see Note 2 to our financial statements for further information.

        Networking Solutions Division of Cross Telecom.    In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Under the terms of the purchase agreement, Cross entered into a services agreement with us under which it agreed to purchase at least $1.8 million of Cisco networking products and services from us over the next three years. The acquisition of this team of certified Cisco networking experts who have obtained Cisco's Silver certification, has increased our expertise in designing, implementing and managing sophisticated virtualized data center, storage and backup recovery solutions.

        In conjunction with our Cross acquisition, we entered into a three year products and services agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. The agreement was entered into outside of the acquisition and was assigned no fair value. Pursuant to the agreement, Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. In September 2010 and 2011, the first and second years of the three year agreement came to an end and there was a shortfall paid by Cross of $503,000 and $574,000, respectively, which was recorded as other income since we had assumed that the revenue targets would be met. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the remaining year of the agreement for which Cross paid $553,000.

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

Executive Officers of the Registrant

        Set forth below are the names, ages and titles of the persons serving as our executive officers:

Name	Age	Position
Paul F. Lidsky	58	President and Chief Executive Officer
Gregory T. Barnum	57	Vice President, Finance and Chief Financial Officer
M. Shawn O'Grady	49	Executive Vice President, Field Operations

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

        M. Shawn O'Grady became our Executive Vice President, Field Operations in December 2009, upon our Incentra acquisition. Prior to joining us, he served Incentra and its affiliates since 2005 in various executive positions, most recently, as its President and Chief Executive Officer. Incentra filed for bankruptcy protection in 2009 while Mr. O'Grady served as an officer. Prior to his employment with Incentra, Mr. O'Grady was employed by Siemens Business Services, the information technology services division of Siemens AG, since 2000 in various capacities including its Senior Vice President and Business Unit General Manager, Consulting and Integration.

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

        Over the past few years, financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have been impacted by these economic developments in that they continue to adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, and have reduced orders for our products and services. These economic conditions will continue to negatively impact us to the extent our customers defer purchasing decisions, thereby lengthening our sales cycles. In addition, our customers' may have constrained budgets affecting their ability to purchase our products at the same level. Our customers' ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. Should these economic conditions result in us not meeting our revenue objectives, our operating results, financial condition and stock price could be adversely affected.

Competition could prevent us from increasing or sustaining our revenues or profitability.

        The enterprise-class information storage, server and networking market is rapidly evolving and is highly competitive. As technologies change rapidly, we expect that competition will increase in the future. Current economic conditions also place pressure on our competitors to lower their prices and seek opportunities of size and scale different than in the past. We compete with independent storage, server and networking system suppliers in the mid to large enterprise market and numerous value-added resellers, distributors and consultants. We also compete in the storage, server and networking systems market with computer platform suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to changes in economic conditions and customer requirements and to new or emerging technologies, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

        Our suppliers are often our competitors. We are not the exclusive reseller of any data storage, server or networking product we offer. Instead, our suppliers market their products through other independent data storage, server and networking solution providers, OEMs, and through their own internal sales forces. We believe direct competition from our suppliers is likely to increase if, as expected, the server, storage and networking industries continues to consolidate and also converge with providers of server and networking technologies. This consolidation would likely result in fewer suppliers with greater resources to devote to internal sales and marketing efforts. In addition, our suppliers have established and will probably continue to establish cooperative relationships with other suppliers and other data storage, server and networking solution providers. These cooperative relationships are often intended to enable our suppliers to offer comprehensive storage, server and networking solutions, which compete with those we offer. If our relationships with our suppliers become adversarial, we could lose the preferred provider status we maintain with certain suppliers. If that were to occur, it would be more difficult for us to stay ahead of industry developments and provide our customers with the type of service and wide range of technology choices they expect from us.

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

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results.

        Our industry is highly fragmented, and we believe it is likely that our existing competitors will continue to consolidate or will be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.

Our business is dependent on the trend toward outsourcing data center infrastructure-related services.

        Our business and growth depend in large part on the industry trend toward outsourced data center infrastructure-related services. Outsourcing means that an entity contracts with a third party, such as us, to provide data center infrastructure-related services such as consulting, implementation, management and support. To the extent a customer's in-house technical staff develops sophisticated server, storage and networking systems expertise, the customer may be less likely to seek our services. Further, we compete with storage service providers who manage, store and backup their customers' data at off-site, networked data storage locations. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

Our financial results would suffer if the market for IT services and solutions does not continue to grow.

        Our services and solutions are designed to address the growing markets for data center consolidation and virtualization services (including private cloud computing), data center implementation services (including storage and data protection services and the implementation of virtualization solutions), and managed services (including operational support and client support). These markets are still evolving. A reduction in the demand for our services and solutions could be caused by, among other things, lack of client acceptance, weakening economic conditions, competing technologies and services or reductions in corporate spending. Our future financial results would suffer if the market for our data center services and solutions does not continue to grow.

With continued market demand for greater data center agility, scalability, and efficiency, we have been increasingly developing and marketing virtual data center and private cloud computing infrastructures and services. If businesses do not find our virtual data center and private cloud computing solutions compelling, our revenue growth and operating margins may decline.

        Our data center optimization portfolio is based on the virtualization of storage, computing, and network platforms within on-premises data centers. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with services-oriented, virtual data center and private cloud computing-based infrastructures. Although the use of virtualization technologies on servers has become broadly accepted for enterprise-level applications, the extent to which organizations will adopt virtualization across the data center and migrate to private cloud computing remains uncertain. Accordingly, as the market for our virtual data center and private cloud computing infrastructures mature and the scale of our business increases, the rate of growth in our infrastructure and services sales could be lower than those we have experienced in earlier periods. In addition, to the extent that our newer private cloud computing infrastructure solutions and services are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

Our acquisition strategy poses substantial risks.

        As part of our growth strategy, we made two acquisitions in 2009, one acquisition in October 2011 and plan to continue to pursue acquisitions in the future. We may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, we may not be able to complete the acquisition on commercially acceptable terms. We may need to raise additional equity to consummate future acquisitions, which may not be feasible, could be on terms we do not consider favorable, would cause dilution to existing investors and could adversely affect our stock price. We also could incur substantial indebtedness in connection with an acquisition, which could decrease the value of our equity. The process of exploring and pursuing acquisition opportunities requires significant management and financial resources, which diverts attention from our core operations.

        Integration of acquisitions is very challenging and we cannot assure you that any acquisition will increase our revenues, earnings or stock price. Even if we are able to consummate an acquisition, such as our recent acquisitions, the transaction may present many risks. These risks include, among others: failing to achieve anticipated synergies and revenue increases; difficulty incorporating and integrating the acquired technologies or products with our existing product lines; coordinating, establishing or expanding sales, distribution and marketing functions, as necessary; disruption of our ongoing business and diversion of management's attention to transition or integration issues; unanticipated and unknown liabilities; the loss of key employees, customers, partners and channel partners of our company or of the acquired company; and difficulties implementing and maintaining sufficient controls, policies and procedures over the systems, products and processes of the acquired company. If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management and financial or industry analysts or if others do not perceive the same benefits of the acquisition as we do, there could be a material, adverse effect on our business, financial condition, results of operations or stock price

Our continued growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

        We have experienced a period of rapid growth in our headcount and operations. To the extent that we are unable to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Our ability to recognize revenue can be adversely affected by product availability.

        We sell complex enterprise-class data storage, server and networking solutions, which include installation and configuration services. We generally recognize revenues from our sale of hardware and software products when shipment has been completed. We rely on our vendors to supply the hardware and software products we sell. We cannot control the availability and shipment of these products. Delays due to component availability, natural disasters and other unforeseen events can prevent us from recognizing revenue on products we ship and may adversely affect our quarterly reported revenues. As a result, our stock price may decline.

Our key vendors could change or discontinue their incentive programs, which could adversely affect our business.

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products and early pay discounts. In addition, they have offered margin enhancement programs which provide enhanced discounts for particular products or new customer orders. These programs contributed to our profitability in 2011, 2010 and 2009. We cannot assure that these programs will continue or that the sales quotas for our participation will not increase, adversely affecting our ability to take advantage of the incentives. If for any reason, we cannot obtain the same benefits from incentive programs as in the past, it may significantly impact our profitability in the future.

We derive a significant percentage of our revenues from a small number of customers.

        In 2011, 2010 and 2009, we had no customers that accounted for at least 10% of our revenues. However, our top five customers collectively accounted for 11%, 12%, and 17% of our 2011, 2010 and 2009 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. Current economic conditions likely will continue to adversely affect the number of and size of large projects available for us. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

        Our sales cycle is typically long and unpredictable, making it difficult to plan our business. Current economic conditions increase this uncertainty. Our long sales cycle requires us to invest resources in potential projects that may not occur. In addition, our long and unpredictable sales cycle may cause us to experience significant fluctuations in our future annual and quarterly operating results. It can also result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures. Our business, operating results or financial condition and stock price may suffer as a result of any of these factors.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies could reduce our ability to compete successfully and adversely affect our results of operations.

        We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

  •
  continue to expand our technology development, sales and marketing organizations;

  •
  hire, train and retain employees; or

  •
  respond to competitive pressures or unanticipated working capital requirements.

        Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

If the storage, server and networking solutions industries fail to develop compelling new technologies, our business may suffer.

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

Our data center services and web site may be subject to intentional disruption

        Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our data center services, we may be affected by such efforts in the future, Further, despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information or interruptions of our services. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our services.

Control by our existing shareholders could discourage the potential acquisition of our business.

        Currently, our executive officers and directors beneficially own approximately 15.6% of our outstanding common stock. Acting together, these insiders may be able to significantly impact the election of our Board of Directors and may have a significant impact on the outcome of all other matters requiring shareholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

  •
  war and terrorism threats.

Our quarterly results of operations may fluctuate in the future, which could result in volatility in our stock price.

        Our quarterly revenues and results of operations have varied in the past and may fluctuate as a result of a variety of factors, including the success of our new offerings. If our quarterly revenues or results of operations fluctuate, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this "Risk Factors" section:

  •
  our ability to retain and increase sales to customers and attract new customers;

  •
  the timing and success of introductions of new solutions or upgrades by us or our competitors;

  •
  the strength of the economy;

  •
  changes in our pricing policies or those of our competitors;

  •
  competition, including entry into the industry by new competitors and new offerings by existing competitors;

  •
  the amount and timing of our expenses, including stock-based compensation and expenditures related to expanding our operations, supporting new customers or introducing new solutions; and

  •
  changes in the payment terms for our solutions.

We do not intend to declare dividends on our stock in the foreseeable future.

        We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. Therefore, you should not expect to receive dividend income from shares of our common stock.

Our governing documents and Minnesota law may discourage the potential acquisitions of our business.

        Our Board of Directors may issue additional shares of capital stock and establish their rights, preferences and classes, in some cases without shareholder approval. In addition, we are subject to anti-takeover provisions of Minnesota law. These provisions may deter or discourage takeover attempts and other changes in control of us not approved by our Board of Directors. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

Future finite lived intangibles and goodwill impairment may unpredictably affect our financial results.

        We perform analyses of impairment to our finite lived intangibles when a triggering event occurs and to our goodwill at least annually or when we believe there may be impairment. Future events could cause us to conclude that impairment indicators exist and that goodwill and/or the finite lived intangibles associated with our acquired businesses are impaired. With the overall decline in the stock market, over the past several years, future potential decline in our stock price and the continued impact of the global economic downturn, it may become more likely that we would need to write down the carrying value of our assets and incur a current period charge to our earnings. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease 106,000 square feet of an office and warehouse facility in Chanhassen, Minnesota. We occupy 54,000 of the 106,000 square feet as our corporate headquarters, including our principal technical operations and our integration, assembly and support service operations. The lease for this property expires April 2012 and we have notified our landlord that we will not be renewing our lease and vacating the building as of the expiration date. As of December 31, 2011, our other 21 leased locations (which house sales and technical staffs) are small-to-medium-sized offices throughout the United States with terms ending from 2016.

        In December 2004, we agreed to sublease approximately 52,000 of the 106,000 square feet we then occupied as our corporate headquarters in Chanhassen, Minnesota. The initial sublease term is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublessee will pay us rent ranging from approximately $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. In conjunction with the termination of our lease in April 2012 this sublease will also terminate.

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we are the successor interest to a lease ("Original Lease") dated August 9, 2010. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into a First Amendment to Lease (the "Amendment") to the Original Lease for approximately 32,906 additional square feet of office space ("Expansion Space"), which provides us with approximately 54,000 total square feet available for our operations. We will be moving our corporate headquarters to this new location in April 2012. Under the terms of the Amendment, the term of the Original Lease is extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, commencing on March 1, 2012. We have the option to extend the term of the Lease for an additional five year term as long as certain conditions are met.

        In addition, under the terms of the Amendment an allowance of up to $658,120 is available from our landlord for costs related to tenant improvements. If the cost of our tenant improvement is less than the allowance, then we may receive the remaining portion of the allowance, up to a maximum of $164,530, as a credit towards our rent payments.

        In addition to our 22 leased facilities, we also have 8 additional office locations. Based on our present plans, we believe our current facilities, and the facilities that we will be occupying beginning in April 2012, will be adequate to meet our anticipated needs for at least the remaining terms of our respective leases.

Item 3.    Legal Proceedings.

        We are not currently involved in any material legal proceedings.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the NASDAQ Global Market under the symbol "DTLK". The table below sets forth, for the calendar quarters indicated, the high and low per share closing sale prices of our common stock as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2011
First Quarter	$8.76	$4.50
Second Quarter	8.16	5.94
Third Quarter	10.79	6.35
Fourth Quarter	9.87	7.08
Year Ended December 31, 2010
First Quarter	4.69	4.16
Second Quarter	4.93	3.79
Third Quarter	3.92	2.93
Fourth Quarter	4.81	3.00

        On March 12, 2012, the closing price per share of our common stock was $9.38. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 8, 2011, there were approximately 115 holders of common stock, including record holders and shareholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held through a small number of record holders by over 2,100 beneficial owners.

        We have paid no dividends on our common stock since our initial public offering in 1999. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2011, 2010, or 2009.

        In October 2011, we entered into an asset purchase agreement with Midwave and its shareholders. Under the asset purchase agreement, we acquired substantially all of the assets used in Midwave's business. We paid a purchase price of approximately $19.1 million for Midwave. This was comprised of a cash payment of approximately $16.1 million and issuance of 220,988 shares of our common stock with a value of approximately $1.6 million delivered at closing and approximately $1.4 million related to working capital adjustments subsequent to closing. We issued the common stock to Midwave on October 3, 2011. The issuance of such shares were exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated under Regulation D because, among other things such issuance did not involve a public offering and the shares were issued solely to an accredited investor. We did not have any unregistered sales of equity securities during 2010 or 2009.

        You can find additional information about our equity compensation plans in Part III, Item 11 of this Annual Report.

Stock Performance Graph

        The graph below shows a comparison for the period commencing on December 31, 2006 and ending on December 31, 2011 of the annual percentage change in the cumulative total shareholder return for our common stock, assuming the investment of $100.00 on December 31, 2006, with the cumulative total shareholder returns for the NASDAQ Composite Index and the Russell 2000 Index, assuming the investment of $100.00 respectively on December 31, 2006. The shareholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of our common stock. Data for the NASDAQ Composite Index and the Russell 2000 Index assumes reinvestment of dividends. We have never declared or paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
Among Datalink Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Datalink Corporation	100.00	48.36	41.94	56.75	61.21	108.26
NASDAQ Composite	100.00	109.45	65.08	93.64	109.48	107.51
Russell 2000 Index	100.00	97.28	63.43	79.42	99.52	94.09

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. The statement of operations data for the years ended December 31, 2011 and 2010, and 2009 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included in this Annual Report. The statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited financial statements not included in this Annual Report. We acquired Midwave in October 2011, Incentra in December 2009, the networking division of Cross in October 2009 and MCSI in January 2007. They are included in our financial statements beginning on those dates.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$245,743	$180,424	$94,788	$113,493	$111,201
Service sales	134,284	113,255	83,294	82,104	66,571

Total net sales	380,027	293,679	178,082	195,597	177,772

Cost of sales:
Cost of product sales	188,384	140,984	71,303	84,980	84,369
Cost of services	100,978	83,951	60,343	57,966	48,111
Amortization of intangibles	1,053	1,108	—	—	—

Total cost of sales	290,415	226,043	131,646	142,946	132,480

Gross profit	89,612	67,636	46,436	52,651	45,292

Operating expenses:
Sales and marketing	38,723	32,353	21,408	23,368	22,067
General and administrative	15,468	14,092	11,943	11,902	11,720
Engineering	17,535	15,652	11,650	11,590	9,181
Other income(5)	(1,127)	(503)	—	—	—
Integration and transaction costs	454	581	1,043	—	442
Amortization of finite-lived intangibles(1)(2)(3)(4)	1,766	1,483	843	711	727

Total operating expenses	72,819	63,658	46,887	47,571	44,137

Earnings (loss) from operations	16,793	3,978	(451)	5,080	1,155
Interest income, net	50	14	94	589	983
Interest/other expense	(40)	—	(1)	(37)	(75)

Earnings (loss) before income taxes	16,803	3,992	(358)	5,632	2,063
Income tax expense	6,958	1,690	197	2,236	864

Net earnings (loss)	$9,845	$2,302	$(555)	$3,396	$1,199

Net earnings (loss) per common share:
Basic	$0.62	$0.18	$(0.04)	$0.27	$0.10
Diluted	$0.61	$0.18	$(0.04)	$0.27	$0.10
Weighted average shares outstanding:
Basic	15,803	12,801	12,550	12,370	12,156
Diluted	16,213	12,981	12,550	12,495	12,392

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$22,433	$8,988	$15,631	$27,730	$25,164
Working capital	37,881	21,636	14,702	23,735	15,992
Total assets	277,951	176,072	153,978	135,892	131,469
Stockholders' equity	80,185	47,455	43,415	42,519	38,244

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

(2)
In October 2009, we completed our acquisition of Cross. We have included its results of operations beginning on the acquisition date. We recorded finite lived intangibles, consisting of $67,000 for services agreement and $467,000 for certifications, which are amortized over their estimated lives of four years and two years, respectively.

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

(4)
In October 2011, we acquired Midwave. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles consisting of $478,000 of covenants not to compete, $1.1 million of order backlog and $5.1 million of customer relationships, which are amortized over their estimates lives of 3 years, 3 months and 5 years, respectively. In 2011, we incurred integration costs of $454,000 in conjunction with the acquisition of Midwave Corporation.

(5)
In conjunction with our Cross acquisition, we entered into an agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. The agreement was entered into outside of the acquisition and was assigned no fair value. Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. In September 2010 and 2011, the first and second years of the three year agreement came to an end and there was a shortfall paid by Cross of $503,000 and $574,000,respectively, which was recorded as other income since we had assumed that the revenue targets would be met. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the remaining year of the agreement for which Cross paid $553,000.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our financial statements and the related notes included in Item 8. The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed under "Risk Factors."

Overview

        We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, we assess, design, deploy, and support infrastructures such as servers, storage and networks. We also resell hardware and software from the industry's leading OEMs as part of our customer offerings. Our portfolio of solutions and services spans four practices: consolidation and virtualization, data storage protection, advanced network infrastructures and business continuity and disaster recovery solutions. We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services.

        Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products. Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs. As of December 31, 2011, we have 30 locations, including both leased facilities and home offices, throughout the United States. We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

  •
  Expanding our managed services portfolios.

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

        All of these plans have various challenges and risks associated with them, including those described under "Risk Factors" in this Annual Report.

Acquisitions

        Midwave Corporation.    In October 2011, we entered into an asset purchase agreement with Midwave Corporation ("Midwave") and its shareholders. Under the asset purchase agreement we purchased and acquired from Midwave substantially all of the assets used in Midwave's business. Midwave is an information technology consulting firm that offers both professional services and sells products to business' information technology organizations utilizing the product portfolios of certain information technology manufacturers, in the specific domains of data center services, networking services, managed services and advisory services. We paid a purchase price of approximately $19.1 million, comprised of a cash payment of approximately $16.1 million delivered at closing and issued 220,988 shares of our common stock with a value of approximately $1.6 million and approximately $1.4 million related to working capital adjustments subsequent to closing.

        This acquisition expanded our footprint in Minnesota making us the dominant data center services and infrastructure provider in the region. The acquisition also doubled our Cisco technology and services revenues, expanded our managed services portfolio with the addition of a data center infrastructure monitoring service, added an established security practice including product, services and consulting and doubled the size of our consulting services team. We expect to experience operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2011 reflect the addition of Midwave for the fourth quarter. Please see Note 2 to our financial statements for further information.

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

        Under the asset purchase agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note. We paid the promissory note on March 31, 2010. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect of which was a decrease in the purchase price of $32,000.

        This acquisition doubled our presence in Chicago and the Northeast and provided us with a significant presence in the West. Our combined team now has expanded experience to design and implement complex data center solutions, which will deliver increased productivity and efficiency for our customers. We have experienced operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2009 reflect the addition of Incentra's reseller business for thirteen days. Please see Note 2 to our financial statements for further information.

        Networking Solutions Division of Cross Telecom.    In October 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million, which was paid in cash. Simultaneously, Cross entered into a products and services agreement with us to purchase at least $1.8 million of Cisco networking products and services from us over the next three years. We believe the acquisition of this team of certified Cisco networking experts will be additive to our expertise in designing, implementing and managing sophisticated virtualized data center, storage and backup recovery solutions. In addition, we obtained Cross' Cisco Silver certification.

        Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. The agreement was entered into outside of the acquisition and was assigned no fair value. We estimated the fair values of the assets acquired to goodwill and finite lived intangibles, which consisted of the services agreement and certifications. They have estimated lives of four and two years, respectively, and we are amortizing them using the straight line method.

        The first and second years of the three year products and services agreement came to an end at September 30, 2010 and 2011, respectively. Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time. At September 30, 2010 and 2011, there was a shortfall between customer purchases and the guaranteed annual purchase amount of $503,000 and $574,000, respectively. As discussed above, on October 1, 2009 we determined that the revenue targets would be met and the products and services agreement had no fair value. Therefore, the shortfall amount of $503,000 and $574,000, for years one and two respectively, represented a change in fair value of the acquisition date products and services agreement and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the third year products and services agreement for which Cross paid $553,000. This early buyout also represented a change in fair value of the acquisition date and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations. Please see note 2 to our financial statements for further information.

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

Recent Accounting Policy Change

        In October 2009, the FASB amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality, or what we refer to as essential software. We also sell non-essential software, which continues to be in the scope of ASC 985-605. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method.

        Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating on or after January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 had a material impact on our financial results.

        The following table shows total net revenues as reported as a result of the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the year ended December 31, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	(in thousands)
Total net revenue for the year ended December 31, 2011	$380,027	$345,772

        The above table represents an increase in total net revenues of $34.3 million for the year ended December 31, 2011. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements, which include professional services and hardware, software, post contract customer support ("PCS") or other deliverables, where the final undelivered element for which we were unable to establish vender-specific objective evidence ("VSOE") (as discussed in more detail below) of fair value was professional services. Under the previous accounting guidance, since we could only establish VSOE for PCS, all revenue in these multiple-element arrangements was deferred until the only remaining undelivered element was PCS. At that point, revenue was recognized for the delivered elements in an amount based on the residual method of allocation using VSOE for PCS. The new standard allows for deliverables for which revenue would have been previously deferred to be separated into units of accounting with amounts allocated based on stand-alone selling price if the delivered elements have stand-alone value. As a result, revenue is now recognized as each element is delivered, rather than deferred until the only remaining undelivered element is PCS.

        For sales prior to 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is PCS and/or service. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established.

        We expect the adoptions of ASU 2009-13 and ASU 2009-14 to have a material impact on future periods, however we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

        Refer to the "Change in Accounting Policy" located in Footnote 1. Basis of Presentation, above for more details regarding the change in accounting principle.

Results of Operations

        Our sales increased $86.3 million or 29.4% to $380.0 million for 2011 as compared to 2010. Our gross profit increased $22.0 million or 32.5% to $89.6 million for 2011 as compared to 2010. Our earnings from operations increased $12.8 million or 322% to $16.8 million for 2011 as compared to 2010. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.4	77.0	73.9

Gross profit	23.6	23.0	26.1

Operating expenses:
Sales and marketing	10.2	11.0	12.0
General and administrative	4.1	4.8	6.7
Engineering	4.6	5.3	6.5
Other income	(0.3)	(0.2)	—
Integration costs	0.1	0.2	0.6
Amortization of intangibles	0.5	0.5	0.5

Total operating expenses	19.2	21.6	26.3

Operating earnings (loss)	4.4%	1.4%	(0.3)%

Comparison of 2011, 2010 and 2009

Sales, Gross Profit and Gross Profit Percentage:

        The following table shows, for the periods indicated, sales and gross profit information for our product and service sales.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Product sales	$245,743	$180,424	$94,788
Service sales	134,284	113,255	83,294
Product gross profit	$56,306	$38,332	$23,485
Service gross profit	33,306	29,304	22,951
Product gross profit as a percentage of product sales	22.9%	21.2%	24.8%
Service gross profit as a percentage of service sales	24.8%	25.9%	27.6%

        Sales.    Our product sales increased 36.2% in 2011 from 2010 up to $245.7 million and increased 90.3% in 2010 from 2009 up to $180.4 million. Our service sales, which includes customer support, consulting and installation services, increased 18.6% in 2011 over 2010 to $134.3 million and increased 36.0% in 2010 over 2009 to $113.3 million. Our 2011 results for both product sale and service sales include revenues of approximately $13.0 million from the acquisition of Midwave.

        The increase in our products sales in 2011 as compared to 2010, reflect the impact of our Midwave acquisition in October 2011, the change in our revenue recognition policy and the increase in product offerings due to our transition to servicing the complete data center. In addition to storage, our server and network sales have increased as part of our strategy to deliver data center hardware, software and services. The increase in our products sales in 2010 as compared to 2009, reflect the impact of our acquisition of Incentra in December 2009, a general increase in IT spending in 2010, and the impact of our diversification in the mix of product offerings due to our transition to servicing the complete data center. Our more recent product sales continue to reflect our customers' closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses. We cannot assure that changes in customer spending or economic conditions will positively impact our future product revenues in 2012.

        Our services sales increased in 2011 over 2010. The increase in services sales included an increase in customer support contract sales of $18.1 million of 18.9% over 2010 and an increase in installation and configuration services of $2.8 million or 22.5% over 2010. With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. The increase in our services sales for 2010 over 2009 included an increase in customer support contract sales of $22.8 million or 31.1% over 2009 and an increase in installation and configuration services of $7.6 million or 77.8% over 2009. The increase in service sales in 2010 reflects the impact of our acquisition of Incentra in December 2009. Without sustainable growth in our product sales going forward, we expect that our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

        We had no single customer account for 10% or greater of either our product or service sales for the years 2011, 2010 or 2009.

        Gross Profit.    Our total gross profit as a percentage of net sales was 23.6% in 2011, increasing from 23.0% in 2010 and decreasing from 26.1% in 2009. Our total gross profit for 2011 and 2010 includes amortization of intangibles of $1.1 million and $1.1 million, respectively, related to order backlog acquired in connection with our Midwave acquisition in 2011 and our Incentra acquisition in 2009. These finite lived intangible assets each have an estimated life of three months and one year and were each fully amortized in 2011 and 2010, respectively.

        Product gross profit as a percentage of product sales was 22.9% in 2011 as compared to 21.2% in 2010 and 24.8% in 2009. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. Our product gross profit as a percentage of product sales for 2011 over 2010 has improved as our strategy of selling total solutions into the data center has matured. Our product gross profit as a percentage of product sales for 2010 over 2009 was lower than prior years as we implemented our strategy of selling total solutions into the data center, which includes lower margin servers and networking solutions. We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for 2012 will be between 21% and 23%.

        Our product gross profit is also impacted by the various programs we have in place with our vendors that provide economic incentives for achieving various sales performance targets and early payment of invoices. Achieving these targets contributed favorably to our product gross profit by $5.8 million (3% of product cost of sales), $4.1 million (3% of product cost of sales) and $2.0 million (3% of product cost of sales) in 2011, 2010 and 2009, respectively. These vendor programs constantly change and we negotiate them separately with each vendor. While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.

        Service gross profit as a percentage of service sales was 24.8% in 2011 as compared to 25.9% in 2010 and 27.6% in 2009. In 2011, our decrease in service gross profit is due to an increase in the sales of products on which we are not able to sell first call support and Datalink professional services, which carry lower gross margins. In 2010, our decrease in service gross profit was in part due to $853,000 of Incentra-related acquisition accounting adjustments to reduce acquired maintenance contracts to fair value. Excluding these adjustments, service gross profit margin would have been 26.6% for 2010. In addition, we have experienced a decrease in the mix of products we can provide first call maintenance support for which generally have higher margins. We estimate that our service gross margins for 2012 will be between 24% and 26%.

Operating Expenses:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Sales and marketing	$38,723	$32,353	$21,408
General and administrative	15,468	14,092	11,943
Engineering	17,535	15,652	11,650
Other income	(1,127)	(503)	—
Integration and transaction costs	454	581	1,043
Amortization of intangibles	1,766	1,483	843

Total operating expenses	$72,819	$63,658	$46,887

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. Sales and marketing expenses totaled $38.7 million, or 10.2% of net sales for 2011 as compared to $32.4 million, or 11.0% of net sales for 2010 and $21.4 million, or 12.0% of net sales for 2009. The increase in sales and marketing expenses in absolute dollars for 2011 over 2010 is due to increase in our sales and marketing headcount from the Midwave acquisition and higher variable compensation and commissions as related to our increase in sales for 2011. The increase in sales and marketing expenses in absolute dollars for 2010 over 2009 was due to an increase in compensation expenses in connection with our Incentra acquisition, which increased our sales and marketing headcount by approximately 73%. The decrease in sales and marketing expenses as a percentage of sales from 2011 to 2010 and 2010 to 2009, respectively, reflects the improvement in revenues per employee we have realized as part of our growth strategy. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $ 15.5 million or 4.1% of net sales as compared to $14.1 million or 4.8% of net sales for 2010 and $11.9 million, or 6.7% of net sales for 2009. Our general and administrative expenses increased $1.4 million in 2011 as compared to 2010, but as a percentage of net sales it decreased to 4.1% from 4.8% in 2010. Our general and administrative expenses increased $2.1 million in 2010 as compared to 2009, but as a percentage of net sales it decreased to 4.8% from 6.7% in 2009. The increase in general and administrative expenses for 2011 was due to a combination of an increase in bonus variable compensation of $416,000 commensurate with the increase in sales and gross margins for 2011 and an increase in stock compensation expense of $399,000 due to additional grants issued in 2011. The increase in general and administrative expenses for 2010 was due to increased rent and facility charges of $1.3 million for the addition of Incentra offices we acquired and expenses of $536,000 for our 2010 national sales meeting. The decrease in general and administrative expenses as a percentage of net sales, in 2010 as compared to 2009, reflects the impact of a modest increase in expenses related to the Incentra acquisition to support a significant increase in revenues. General and administrative expenses in 2009 included $558,000 of severance agreement payments for several of our former executives.

        Engineering.    Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $17.5 million, or 4.6% of net sales in 2011 compared to $15.7 million, or 5.3% of net sales in 2010 and $11.7 million, or 6.5% of net sales in 2009. The increase in engineering expenses in absolute dollars for 2011 over 2010 is primarily due to the Midwave acquisition, which increased engineering headcount by approximately 82% in the fourth quarter of 2011. The increase in engineering expenses in absolute dollars for 2010 over 2009 is primarily due to an increase in compensation expense in connection with our Incentra acquisition, which increased our engineering headcount by approximately 31%. The decreases in engineering expenses as a percentage of sales, for 2011 as compared to 2010, and 2010 as compared to 2009, respectively, is primarily a result of a greater percentage of our engineering costs being allocated to our cost of service sales since a greater percentage of our installation and configuration services were performed by our engineering personnel.

        Other Income.    For 2011, 2010 and 2009 we had other income of $1.1 million, $503,000 and $0, respectively. Our Cross acquisition included a reverse earn-out agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. At September 30, 2010 and 2011, as the first and second years of the three year reverse earn-out agreement came to an end, there was a shortfall between customer purchases and the guaranteed annual purchase of $574,000 and $503,000, respectively. Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time. Since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value, the shortfall amounts of $574,000 and $503,000 represented a change in fair value of the acquisition date reverse earn-out and, in accordance with ASC 805-30-35 was classified as other income within operation expenses on our statement of operations. In addition, in October 2011, we entered into an agreement with Cross to allow for an early buyout of the third year reverse earn-out agreement for which Cross paid $553,000. This early buyout also represented a change in fair value of the acquisition date and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations.

        Integration and Transaction Costs.    We had integration expenses of $454,000, $ 581,000 and $1.0 million in 2011, 2010 and 2009, respectively. In 2011, we incurred the majority of these expenses for the acquisition of Midwave in October 2011. Integration and transaction expenses in 2011 for the Midwave acquisition included audit, legal and other outside consulting fees and expenses for our transition services agreements with former Midwave employees. In 2010 and 2009, we incurred the majority of these expenses for the acquisition of the reseller business of Incentra in December 2009. Integration expenses in 2010 for the Incentra acquisition are related to facility abandonment costs and our transition services agreement which consists of transition benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra. Integration and transaction expenses in 2009 for the Incentra acquisition included audit, legal and other outside consulting fees, expenses for our transition services agreement with Incentra and severance payments.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $1.8 million, $1.5 million and $843,000 in 2011, 2010 and 2009, respectively. Amortization of intangible assets increased in 2011 and 2010 from 2009 due to the acquisition of Midwave, the networking solutions division of Cross and the Incentra reseller business. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of 3 years, 3 months and 5 years, respectively. The finite-lived intangibles we acquired in our acquisition of the networking solutions division of Cross consisted of a services agreement and certifications having estimated lives of four years and two years, respectively. The finite-lived intangibles we acquired in our Incentra reseller business acquisition consisted of trademarks, order backlog and customer relationships having estimated lives of three years, one year and eight years, respectively. Our amortization expenses also include the finite lived intangibles we acquired in our 2007 MCSI acquisition consisting of customer relationships having an estimated life of six years. We are amortizing all of these finite-lived intangible assets using the straight line method. We expect amortization expense to be approximately $2.5 million in 2012.

        We perform an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2011, 2010 and 2009, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

Operating Earnings:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Earnings (loss) from operations	$16,793	$3,978	$(451)

        We realized earnings from operations of $16.8 million and $4.0 million in 2011 and 2010, respectively. We realized a loss from operations of $451,000 in 2009. Our earnings from operations in 2011 and 2010 are a result of our higher revenues and gross margins as we realized the benefits of our Midwave and Incentra acquisitions and the implementation of our strategy to sell products and services to support the entire data center. Our loss from operations in 2009 is a result of a decrease in our revenues and margins due to the current economic downturn and integration and transaction costs we incurred in conjunction with our acquisition of Incentra's reseller business.

Income Taxes:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income tax expense	$6,958	$1,690	$197

        We had income tax expense of $7.0 million in 2011 which resulted in our estimated effective tax rate of 41%. We had income tax expense of $1.7 million in 2010 which resulted in our estimated effective tax rate of 42%. We had income tax expense of $197,000 in 2009 which resulted in our estimated effective tax rate of (55%). For 2009, we had income tax expense despite our loss position due to certain permanent differences, including those for meals and entertainment and incentive stock compensation expense. As of December 31, 2011 and 2010, we had $0 and $4.6 million, respectively, of federal net operating carryforwards that will expire in 2028. Also as of those dates, we had $1.7 million and $6.9 million, respectively, of state net operating loss carryforwards to offset future state taxable income. These state tax carryforwards expire between 2013 and 2028. For 2011 we recorded approximately $449,500 of tax benefits to equity associated with the exercise of stock options. For 2010 and 2009, respectively, we recorded approximately $15,800 and $1,300 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 44%.

Quarterly Results and Seasonality

        The following table sets forth our unaudited quarterly financial data for each quarter of 2011 and 2010. We have prepared this unaudited information on the same basis as our audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2011				2010
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$85,694	$89,481	$90,140	$114,712	$62,544	$70,875	$69,220	$91,040
Gross profit	20,755	21,679	21,240	25,938	14,332	16,760	16,665	19,879
Operating earnings (loss)	3,000	4,379	4,859	4,555	(1,535)	(65)	1,425	4,153
Net earnings (loss)	1,748	2,697	2,793	2,607	(891)	5	771	2,417

        We have experienced, and expect to continue to experience, quarterly variations in our net sales as a result of a number of factors, including the length of the sales cycle with customers for large data center evaluations and purchases, delays in data center installations or configurations, new product introductions by suppliers and their market acceptance, delays in product shipments or other quality control difficulties, and trends in the data center industry in general or the geographic and industry specific markets in which we operate now or in the future. In addition, current economic conditions and competition also affect our customers' decisions to place or delay orders with us, and the size and scale of their orders. Further, our success in integrating any acquired business or in opening any new field offices could impact our operating results.

Liquidity and Capital Resources

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Total cash provided by (used in):
Operating activities	$13,325	$(2,525)	$686
Investing activities	(22,130)	1,467	(14,008)
Financing activities	18,764	(2,855)	(34)

Increase (decrease) in cash and cash equivalents	$9,959	$(3,913)	$(13,356)

        We finance our operations and capital requirements through cash flows generated from operations. Our working capital was $37.9 million at December 31, 2011 as compared to $21.6 million at December 31, 2010. At December 31, 2011, our cash and cash equivalents balance was $18.9 million as compared to cash and cash equivalents of $8.9 million at December 31, 2010.

        Cash provided by operating activities for 2011 was $13.3 million. Cash provided by operating activities for 2011 was primarily impacted by:

  •
  Our net earnings for the year of $9.8 million.

  •
  Non-cash charges of $2.8 million, $2.6 million and $1.0 million for amortization of intangibles, stock compensation expense and depreciation, respectively.

  •
  A net increase in certain working capital items (accounts receivable, inventories, accounts payable and accrued expenses) of $5.9 million reflecting our increase in revenues for the year

  •
  A net $2.5 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

        Cash used in operating activities for 2010 was $2.5 million. Cash used in operating activities for 2010 was primarily impacted by:

  •
  Our net earnings for the year of $2.3 million.

  •
  Non-cash charges of $2.6 million, $1.6 million and $945,000 for amortization of intangibles, stock compensation expense and depreciation, respectively.

  •
  A net increase in certain working capital items (accounts receivable, inventories, accounts payable and accrued expenses) of $13.5 million reflecting our increase in revenues for the year

  •
  A net $2.2 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

        Cash provided by operating activities for 2009 was $686,000. Cash provided by operating activities for 2009 was primarily impacted by:

  •
  A net loss for the year of $555,000.

  •
  An increase in deferred income taxes of $2.9 million primarily related to an accounting method change with the IRS for income tax purposes.

  •
  A net decrease in certain working capital items (accounts receivable, inventories and accounts payable) of $4.5 million reflecting our overall lower revenues for the year.

  •
  A non-cash charge of $1.5 million for stock compensation expense.

  •
  A non-cash charge of $1.7 million for depreciation and amortization of intangibles.

        Cash used in investing activities was $22.1 million in 2011. In 2011, our primary use of cash for investing activities was to complete our October 2011 acquisition of Midwave. In addition, we invested a net amount of $3.5 million in short-term investments. Cash provided by investing activities was $1.5 million in 2010 primarily from proceeds from short-term investments of $2.7 million, which was offset by purchases of $1.3 million for upgraded computer equipment and leasehold improvements. Cash used in investing activities was $14.0 million in 2009. In 2009, our primary use of cash for investing activities was to complete our October 2009 acquisition for the networking solutions division of Cross and our December 2009 acquisition for the Incentra reseller business. In addition, we invested an additional $1.3 million in short-term investments.

        We are planning for $1.5 million to $2.0 million of capital expenditures during 2012 primarily related to enhancements to our management information systems and upgraded computer equipment.

        Cash provided by financing activities was $18.8 million in 2011. Cash used in financing activities in 2010 and 2009 was $2.8 million and $34,000, respectively. In March 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering which resulted in approximately $17.5 million in cash received by us. A selling shareholder also sold 960,000 shares in the offering, but we did not receive any proceeds from the shares sold by the selling shareholder. In 2010, we used $3.0 million of cash to repay our Incentra acquisition promissory note. In 2009, we used cash primarily for the redemption of restricted shares for tax withholding payments.

        We have an eleven year non-cancelable operating lease for our corporate headquarters in Chanhassen, Minnesota which expires in 2012. The lease requires annual base rental payments for approximately $1.3 million. In December 2004, we agreed to sublease approximately $2,000 of the 106,000 square feet we then occupied. The initial term of the sublease is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublease requires rent payments ranging from $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. For more information, see Note 6 of the Notes to our Financial Statements.

        Pursuant to our acquisition of Midwave in October 2011, we paid a purchase price of approximately $19.1 million, comprised of a cash payment of approximately $16.1 million and issued 220,988 shares of our common stock with a value of approximately $1.6 million delivered at closing and approximately $1.4 million related to working capital adjustments subsequent to closing.

        In December 2009, pursuant to our Incentra acquisition, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note. The promissory note was paid on March 31, 2010. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect was a decrease in the purchase price of $32,000.

        In October 2009, we purchased the assets of Cross for $2.0 million in cash. In connection with the acquisition, we entered into a three year products and services agreement with Cross where they agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. At September 30, 3010 and 2011, there was a shortfall between customer purchases and the guaranteed annual purchase amount of $503,000 and $574,000, respectively. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the remaining year of the agreement for which Cross paid $553,000.

        In March 2011, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides for a line of credit not to exceed $10.0 million for general working capital purposes. The line of credit is secured by substantially all of our personal property and expires on July 31, 2012. Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes. As of December 31, 2011, we had no borrowings outstanding on the line of credit and, based on the borrowing base requirements, could borrow the full $10.0 million available.

Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet financing.

Contractual Obligations and Commitments

        As of December 31, 2011, our contractual cash obligations consist of future minimum lease payments due by period under non-cancelable operating leases as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$7,162	$1,479	$3,032	$2,159	$492
Sublease obligations	(341)	(273)	(68)	—	—

Net operating lease obligations	$6,821	$1,206	$2,964	$2,159	$492

        We have an eleven-year non-cancelable operating lease for our corporate headquarters in Chanhassen, Minnesota which expires in April 2012. The lease requires annual base rental payments of approximately $1.3 million. In December 2004, we agreed to sublease approximately 52,000 of the 106,000 square feet we then occupied. The initial term of the sublease is co-terminal with our lease and is for 85 months starting in April 2005 and ending in April 2012. The sublease requires rent payments ranging from $55,000 per month at the beginning of the term to approximately $60,000 per month by the end of the term. For more information, see Note 6 of the Notes to our Financial Statements.

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we are the successor interest to the Original Lease. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into the Amendment to the Original Lease for the Expansion Space, which provides us with approximately 54,000 total square feet available for our operations. We will be moving our corporate headquarters to this new location in April 2012. Under the terms of the Amendment, the term of the Original Lease is extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, commencing on March 1, 2012. We have the option to extend the term of the Lease for an additional five year term as long as certain conditions are met.

        In addition, under the terms of the Amendment an allowance of up to $658,120 is available from our landlord for costs related to tenant improvements. If the cost of our tenant improvement is less than the allowance, then we may receive the remaining portion of the allowance, up to a maximum of $164,530, as a credit towards our rent payments.

        We periodically enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2011, we were not obligated to purchase any goods or services from our suppliers and no such losses existed.

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

        Revenue Recognition.    Effective January 2011, we recognize revenue in accordance with FASB amended ASC as summarized in ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. We generally recognize software and hardware revenue upon shipment, installation and configuration services upon completion and customer support contracts ratably over the term of the contract. Please see Note 1 for a more detailed description of our revenue recognition policy.

        For sales prior to 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is PCS and/or service. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established.

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

        Business Combinations.    We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. We allocate the fair value of the acquisition to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability. We classify any remaining fair value of the acquisition as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows we expect to generate with the acquired assets. We amortize certain identifiable, finite-life intangible assets, such as service agreements, certifications, trademarks, order backlog and customer relationships, on a straight-line basis over the intangible asset's estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from three months to eight years. We do not amortize goodwill or other intangible assets we determine to have indefinite lives. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

        During 2011 and 2009, we applied business combination accounting to our acquisitions of Midwave, the networking solutions division of Cross Telecom, and to our acquisition of the Incentra reseller business. See Note 2 to our financial statements included in this annual report on Form 10-K for more information about the application of business combination accounting to these acquisitions.

        Valuation of Goodwill.    In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, we assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit.

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

        Valuation of Long-Lived Assets, Including Finite-Lived Intangibles.    In accordance with FASB ASC Topic 360, Property, Plant, and Equipment, we perform an impairment test for finite-lived intangible assets and other long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

        The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

        Interest rate risk.    As of December 31, 2011, we had $18.9 million of cash and money market accounts. The impact on the income before income taxes of a 1% change in short-term interest rates would be approximately $35,000 based on our cash and cash equivalents and short-term investment balances as of December 31, 2011. We have no short or long-term debt.

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

        We have audited the accompanying balance sheets of Datalink Corporation (the "Company") as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Datalink Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 15, 2012

DATALINK CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$18,947	$8,988
Short term investments	3,486	—
Accounts receivable, net	102,289	57,779
Inventories, net	1,736	2,210
Current deferred customer support contract costs	62,901	48,715
Inventories shipped but not installed	9,779	7,191
Income tax receivable	405	1,064
Other current assets	1,169	607

Total current assets	200,712	126,554
Property and equipment, net	3,453	2,126
Goodwill	32,446	23,146
Finite-lived intangibles, net	9,035	5,219
Deferred customer support contract costs non-current	28,785	18,742
Deferred tax asset	3,159	—
Other assets	361	285

Total assets	$277,951	$176,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$63,292	$28,749
Accrued commissions	5,069	3,546
Accrued sales and use taxes	2,574	1,414
Accrued expenses, other	5,209	3,427
Current deferred taxes	7,459	3,723
Customer deposits	2,145	2,209
Current deferred revenue from customer support contracts	76,998	61,571
Other current liabilities	85	279

Total current liabilities	162,831	104,918
Deferred income taxes	—	203
Deferred revenue from customer support contracts non-current	34,740	23,284
Other liabilities non-current	195	212

Total liabilities	197,766	128,617

Commitments and contingencies (Notes 6, 7, and 8)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,899,171 and 13,569,533 shares issued and outstanding as of December 31, 2011 and 2010, respectively	18	14
Additional paid-in capital	66,213	43,332
Retained earnings	13,954	4,109

Total stockholders' equity	80,185	47,455

Total liabilities and stockholders' equity	$277,951	$176,072

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales:
Product sales	$245,743	$180,424	$94,788
Service sales	134,284	113,255	83,294

Total net sales	380,027	293,679	178,082
Cost of sales:
Cost of product sales	188,384	140,984	71,303
Cost of services	100,978	83,951	60,343
Amortization of intangibles	1,053	1,108	—

Total cost of sales	290,415	226,043	131,646

Gross profit	89,612	67,636	46,436
Operating expenses:
Sales and marketing	38,723	32,353	21,408
General and administrative	15,468	14,092	11,943
Engineering	17,535	15,652	11,650
Other income	(1,127)	(503)	—
Integration and transaction costs	454	581	1,043
Amortization of intangibles	1,766	1,483	843

Total operating expenses	72,819	63,658	46,887

Earnings (loss) from operations	16,793	3,978	(451)
Interest income	50	14	94
Interest/other expense, net	(40)	—	(1)

Net earnings (loss) before income taxes	16,803	3,992	(358)
Income tax expense	6,958	1,690	197

Net earnings (loss)	$9,845	$2,302	$(555)

Net earnings (loss) per common share:
Basic	$0.62	$0.18	$(0.04)
Diluted	$0.61	$0.18	$(0.04)
Weighted average common shares outstanding:
Basic	15,803	12,801	12,550
Diluted	16,213	12,981	12,550

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount			Total
Balances, December 31, 2008	12,930	$13	$40,144	$2,362	$42,519
Net loss	—	—	—	(555)	(555)
Stock option and restricted stock expense	345	—	1,485	—	1,485
Redemption of restricted shares for tax withholding payments	(64)	—	(208)	—	(208)
Common shares issued under exercise of stock options	50	—	174	—	174

Balances, December 31, 2009	13,261	13	41,595	1,807	43,415
Net earnings	—	—	—	2,302	2,302
Stock option and restricted stock expense	232	1	1,592	—	1,593
Excess tax expense from stock compensation	—	—	(16)	—	(16)
Tax withholding payments reimbursed by restricted stock	(32)	—	(203)	—	(203)
Common shares issued under exercise of stock options	109	—	364	—	364

Balances, December 31, 2010	13,570	14	43,332	4,109	47,455
Net earnings	—	—	—	9,845	9,845
Stock option and restricted stock expense	573	1	2,556	—	2,557
Excess tax benefit from stock compensation	—	—	450	—	450
Tax withholding payments reimbursed by restricted stock	(24)	—	(174)	—	(174)
Common shares issued under exercise of stock options	264	—	1,034	—	1,034
Issuance of common stock for Midwave acquisition	221	—	1,564	—	1,564
Issuance of common stock for secondary offering	3,307	3	17,451	—	17,454

Balances, December 31, 2011	17,911	18	66,213	13,954	80,185

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$9,845	$2,302	$(555)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for bad debts	84	73	57
Depreciation	1,045	945	838
Amortization of finite lived intangibles	2,819	2,591	843
Amortization of discount on short term investments	—	—	(15)
Deferred income taxes	374	1,755	2,866
Stock based compensation expense	2,557	1,592	1,485
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(33,019)	(13,742)	(8,226)
Inventories	(2,114)	1,133	1,098
Deferred customer support contract costs/revenues, net	2,485	2,234	(567)
Accounts payable	25,610	(2,276)	2,606
Accrued expenses	3,605	1,387	460
Income tax receivable	659	9	—
Other	(625)	(528)	(204)

Net cash provided by (used in) operating activities	13,325	(2,525)	686

Cash flows from investing activities:
Proceeds from short term investments	6,492	2,730	—
Purchase of short term investments	(9,978)	—	(1,257)
Purchases of property and equipment	(1,102)	(1,263)	(391)
Payment for acquisitions, net of cash acquired	(17,542)	—	(12,360)

Net cash provided by (used in) investing activities	(22,130)	1,467	(14,008)

Cash flows from financing activities:
Proceeds from stock offering, net of offering costs	17,454	—	—
Payment of note payable due to seller of acquired business	—	(3,000)	—
Excess tax benefit (expense) from stock compensation	450	(16)	—
Tax withholding payments reimbursed by restricted stock	(174)	(203)	(208)
Proceeds from issuance of common stock from option exercise	1,034	364	174

Net cash provided by (used in) financing activities	18,764	(2,855)	(34)

Increase (decrease) in cash and cash equivalents	9,959	(3,913)	(13,356)
Cash and cash equivalents, beginning of year	8,988	12,901	26,257

Cash and cash equivalents, end of year	$18,947	$8,988	$12,901

Supplementary cash flow information:
Cash paid for income taxes	$5,934	$509	$278
Cash received for income tax refunds	$469	$568	$1,888
Supplementary non-cash investing and financing activities:
Non-cash stock issued as consideration for acquisition	$1,564	$—	$—
See Note 2 for non-cash information on our acquisitions

The accompanying notes are an integral part of these financial statements.

 DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

  Description of Business:

        Datalink Corporation provides solutions and services that help make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, we help companies migrate from physical to virtual data centers, ensure data protection and optimize enterprise networks. We derive our revenues principally from designing, installing and supporting data center solutions. Our solutions and services span four practices: consolidation and virtualization of data center infrastructures; enhanced data protection; advanced network infrastructures; and business continuity and disaster recovery solutions. We are frequently engaged to provide assistance in the installation of data center solutions and to provide support services subsequent to the installation. Occasionally, we are engaged for consulting services.

  Change in Accounting Policy:

        In October 2009, the FASB amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality, or what we refer to as essential software. We also sell non-essential software, which continues to be in the scope of ASC 985-605. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method.

        Effective January 1, 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating on or after January 1, 2011. The adoption of ASU 2009-13 and ASU 2009-14 had a material impact on our financial results.

        The following table shows total net revenues as reported as a result of the adoption of ASU 2009-13 and ASU 2009-14 and unaudited total net revenues that would have been reported during the year ended December 31, 2011 had we not adopted ASU 2009-13 and ASU 2009-14:

	As Reported	As if the Previous Accounting Guidance Was in Effect
	(in thousands)
Total net revenue for the year ended December 31, 2011	$380,027	$345,772

        The above table represents an increase in total net revenues of $34.3 million for the year ended December 31, 2011. The increase in total net revenues was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements, which include professional services and hardware, software, post contract customer support ("PCS") or other deliverables, where the final undelivered element for which we were unable to establish vender-specific objective evidence ("VSOE") (as discussed in more detail below) of fair value was professional services. Under the previous accounting guidance, since we could only establish VSOE for PCS, all revenue in these multiple-element arrangements was deferred until the only remaining undelivered element was PCS. At that point, revenue was recognized for the delivered elements in an amount based on the residual method of allocation using VSOE for PCS. The new standard allows for deliverables for which revenue would have been previously deferred to be separated into units of accounting with amounts allocated based on stand-alone selling price if the delivered elements have stand-alone value. As a result, revenue is now recognized as each element is delivered, rather than deferred until the only remaining undelivered element is PCS.

        ASU 2009-13 establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on VSOE, third-party evidence ("TPE"), and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.

        In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequent sales of each element separately, not pricing products within a narrow range, or only having a limited sales history. We have not consistently established VSOE for any of our products or services, except for PCS.

        When VSOE cannot be established, we attempt to determine the standalone selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our strategy differs from that of our peers and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.

        Since we are typically unable to determine VSOE or TPE, we use BESP in our allocation of the arrangement consideration where VSOE or TPE do not exist. Therefore, revenue from these multiple-element arrangements is allocated based on BESP, except for PCS which is allocated based on VSOE. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for product or service using a cost-plus margin approach. When establishing the methodology used to calculate BESP we also considered multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by management.

        We regularly review VSOE, TPE and BESP and maintain internal controls over the establishment and updates of these estimates. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

        We evaluate each deliverable in an arrangement to determine whether they represent a single unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element would also constitute a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combined unit as a single unit of accounting. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.

        Our multiple-element product offerings include networking hardware with embedded software products, professional services, and PCS, which are considered separate units of accounting. For fiscal year 2011 and future periods, pursuant to the guidance in ASU 2009-13, when a sales arrangement contains multiple elements, such as products, essential software, PCS and/or professional services, we will allocate revenues to each element based on the aforementioned selling price hierarchy.

        In multiple-element arrangements that include software that is not essential to the functionality of the products, revenue is initially allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Since non-essential software deliverables are in the scope of ASC 985-605, VSOE must exist to account for the non-essential software deliverables as separate units of accounting from one another and further allocate the originally allocated non-essential software fee among the individual non-essential software deliverables. Since we were only able to establish VSOE for PCS, the amount allocated to the other non-essential software deliverables would be based on the residual method of allocation using VSOE for PCS. This allocated revenue is recognized once all non-essential software deliverables other than PCS are delivered.

        For sales prior to 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is PCS and/or service. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract is recognized as product revenues. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred until the earlier of when delivery of those elements occurs or when fair value can be established.

        The adoption of ASU 2009-13 and ASU 2009-14 has had a material impact on us and we expect the adoption of ASU 2009-13 and ASU 2009-14 to have a material impact on future periods, however we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

        In addition to selling multiple-element arrangements, which were materially impacted by the accounting change summarized above, we also sell certain products and services on a stand-alone basis that were not specifically affected by the adoption of ASU No. 2009-14 and ASU No. 2009-13.

        Product Sales.    We sell software and hardware products on both a "free-standing" basis without any services and as data center solutions bundled with its installation and configuration services ("bundled arrangements"). Under either arrangement, we recognize revenue from the sales of products, primarily hardware and essential software, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In customer arrangements where a formal acceptance of products is required by the customer, revenue is recognized upon meeting such acceptance criteria.

        Service Sales.    In addition to installation and configuration services provided by us or third party vendors as part of our bundled arrangements, our service sales include PCS and consulting services. On our balance sheet, deferred revenue relates to service sales for which our customer has paid us or has been invoiced but for which we have not yet performed the applicable services. Revenue from extended service contracts is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed when sold on a stand-alone basis. Our service sales include customer support contracts and consulting services.

  Postcontract Customer Support Contracts.    When we sell hardware and/or software products to our customers, we enter into service contracts with them. These contracts are support service agreements. A majority of the time, our internal support desk first assists the customer by performing an initial technical triage to determine the source of the problem and whether we can direct the customer on how to fix the problem. If we cannot solve the problem, we transfer the customer to the manufacturer or its designated service organization.

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

  We report customer support contract revenue on a gross basis as there are sufficient indicators in accumulation that we should be reporting these revenues on a gross basis in accordance with ASC Topic 605-45, Reporting Revenue Gross as a Principle versus Net as an Agent. We usually present quotations for maintenance arrangements to our customers without differentiating as to whether we, or a third party, are providing the service. Accordingly, we are, from our customers' perspectives, the primary obligor on our maintenance arrangements. We directly enter into the agreements with our customers to provide maintenance services. In all cases, we set the price to our customer for the maintenance arrangements, whether or not we provide our first call services, and bill our customers for the maintenance arrangement. We owe various third parties regardless of whether we collect from our customer. We are also contractually obligated to provide or arrange to provide these underlying support services to our customers in the unlikely event that the manufacturer or its designated service organization, fails to perform according to the terms of our contract.

  When we sell a service contract as part of a bundled arrangement, we use vendor specific objective evidence to allocate revenue to the service contract element. In all cases, we defer revenues and incremental direct costs resulting from obtaining our service contracts and amortize them into operations over the term of the contracts, which are generally twelve months. We defer customer support costs as allowed under ASC Topic 605-10-S99 based on the guidance in ASC Topic 605-20. The deferred costs we capitalize consist of direct and incremental costs we prepay to third parties for direct support to our customers under our contract terms. We defer our customer support contract revenues and their related costs because significant obligations remain after contract execution. For example, we provide routine help desk assistance to our customers and assist them in contacting our vendors for additional support services.

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

  Recently Issued and Adopted Accounting Standard:

        In May 2011, the FASB issued an update to ASC 820 Fair Value Measurement ("ASC 820"): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The update requires an entity with fair value measurement disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. The update to ASC 820 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption to have a material impact on our financial statements.

        In June 2011, the FASB issued an update to ASC 220 Fair Comprehensive Income ("ASC 220"): Presentation of Comprehensive Income. The update eliminates the option to present components of other comprehensive income in the statement of stockholders' equity. Instead, the new guidance now requires an entity to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The update to ASC 220 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. We do not expect the adoption to have a material impact on our financial statements.

        In September 2011, the FASB issued an update to ASC 350 Intangibles—Goodwill and Other ("ASC 350"): Testing Goodwill for Impairment. The update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update to ASC 350 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. We do not expect the adoption to have a material impact on our financial statements.

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

  Short-Term Investments:

        Our short term investments consist principally of certificates of deposits and variable rate demand notes. We categorize these investments as trading securities and record them at fair value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments.

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

        We recorded accounts receivable net of the reserve for doubtful accounts of $282,000 and $204,000 at December 31, 2011 and 2010, respectively.

  Concentration of Credit Risk:

        We had no customers that comprised more than 10% of our sales in 2011, 2010 or 2009.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves by $416,000 and $105,000 at December 31, 2011 and 2010, respectively.

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

	December 31,
	2011	2010
	(in thousands)
Property and equipment:
Construction in process	$805	$304
Leasehold improvements	1,890	1,704
Furniture and fixtures	2,395	2,180
Equipment	4,712	3,484
Computers and software	2,631	2,442

	12,433	10,114
Less accumulated depreciation and amortization	8,980	7,988

	$3,453	$2,126

  Goodwill:

        We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit. Our measurement date is December 31, 2011.

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

  Valuation of Long-Lived Assets:

        We perform an impairment test for finite-lived assets and other long-lived assets, such as property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2011, 2010 and 2009, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

  Stock Compensation Plans:

        We utilize the fair value method of accounting to account for share-based compensation awards. This requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We use the Black-Scholes model to determine the fair value of share-based payment awards. Stock-based compensation expense was $2.6 million, $1.6 million and $1.5 million for 2011, 2010 and 2009, respectively.

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

  Uncertain Tax Positions:

        We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. We include interest and penalties for our tax contingencies in income tax expense. At December 31, 2011 and 2010, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

  Sales Taxes:

        Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as cash or accounts receivable with a corresponding offset recorded to sales taxes payable. These balances are removed from the balance sheet as cash is collected from the customers and remitted to the tax authority.

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

  Revenue Recognition:

        See summary of Revenue Recognition policy in Note 1. Change in Accounting Policy above.

  Net Earnings (Loss) Per Share:

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net earnings (loss)	$9,845	$2,302	$(555)

Basic:
Weighted average common shares outstanding	17,899	13,570	13,261
Weighted average common shares of non-vested stock	(2,096)	(769)	(711)

Shares used in the computation of basic net earnings per share	15,803	12,801	12,550

Net earnings (loss) per share—basic	$0.62	$0.18	$(0.04)

Diluted:
Shares used in the computation of basic net earnings (loss) per share	15,803	12,801	12,550
Employee and non-employee director stock options	87	51	—
Restricted stock that has not vested	323	129	—

Shares used in the computation of diluted net earnings (loss) per share	16,213	12,981	12,550

Net earnings (loss) per share—diluted	$0.61	$0.18	$(0.04)

        We excluded the following restricted stock grants that have not vested and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Restricted common stock	128,000	249,001	507,924
Options to purchase shares of common stock	—	140,202	327,687

  Fair Value of Financial Instruments:

        Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participates would use when pricing the asset or liability. We apply fair value measurements for both financial and nonfinancial assets and liabilities. We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of December 31, 2011.

        The fair value of our financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate cost because of their short maturities.

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

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of December 31, 2011 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of December 31, 2011 (in thousands)
	12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$18,947	$18,947	$—	$—
Certificates of Deposit	1,486	1,486	—	—
Variable Rate Demand Notes	2,000	2,000	—	—

Total assets measured at fair value	$22,433	$22,433	$—	$—

2.     Acquisitions

  Midwave Corporation

        In October 2011, we entered into an asset purchase agreement with Midwave Corporation ("Midwave") and its shareholders. Under the asset purchase agreement we purchased and acquired from Midwave substantially all of the assets used in Midwave's business. Midwave is an information technology consulting firm that offers both professional services and sells products to business' information technology organizations utilizing the product portfolios of certain information technology manufacturers, in the specific domains of data center services, networking services, managed services and advisory services. We paid a purchase price of approximately $19.1 million, comprised of a cash payment of approximately $16.1 million and issued 220,988 shares of our common stock with a value of approximately $1.6 million delivered at closing and approximately $1.4 million related to working capital adjustments subsequent to closing.

        We estimated the fair value of the assets acquired and liabilities assumed of Midwave primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. We based this approach upon our estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed.

        The fair value of the assets acquired included finite lived intangible assets, which consisted of covenants not to compete, order backlog and customer relationships having estimated lives of 3 years, 3 months and 5 years, respectively, and goodwill of approximately $9.3 million which will be deductible for tax purposes over a 15 year period. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill), because we believe this acquisition makes us the dominant data center services and infrastructure provider in Minnesota. We also believe this acquisition doubles our Cisco technology and services revenue, expands our managed services portfolio, adds an established security practice and doubles the size of our consulting services team. We anticipate operational synergies and efficiencies through combined general and administrative and corporate functions.

        As of December 31, 2011, we allocated the total purchase consideration to the net assets and liabilities acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)
Assets acquired at their fair value:
Accounts receivable, net	$11,575
Deferred revenue costs	33
Equipment	1,270
Finite-lived intangibles	6,635
Goodwill	9,300
Other assets	224

Total assets acquired	29,037
Liabilities assumed at their fair value:
Accounts payable	8,933
Customer deposits	122
Deferred revenue	16
Accrued expenses	860

Total liabilities assumed	9,931

Net purchase price	$19,106

        The following table provides a reconciliation of the net purchase price for Midwave as compared to the cash payment for purchase:

(in thousands)
Net purchase price	$19,106
Less value of shares issued	1,564

Payment in cash for purchase	$17,542

        The pro forma consolidated unaudited results of operations as of December 31, 2011 and 2010, assuming consummation of the acquisition of Midwave as of January 1, 2010, are as follows:

	Years Ended December 31,
	2011	2010
	(in thousands, except per share data)
Net sales	435,405	$356,058
Net earnings	10,989	3,090
Per share data:
Basic earnings	0.70	$0.24
Diluted earnings	0.68	$0.24

        Integration costs for 2011 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of Midwave. In addition, transaction costs for 2011 include legal, audit and other outside service fees necessary to complete our acquisition of Midwave, which were expensed. Total integration and transaction costs were $454,000 during 2011.

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

        Under the Asset Purchase Agreement, we paid Incentra $13.8 million. We paid $8.8 million at closing in cash, of which we held back $440,000 as security for certain indemnification obligations of Incentra. In addition, we paid Incentra $5.0 million for the working capital associated with Incentra's reseller business through the delivery of $2.0 million in cash and a $3.0 million secured promissory note. The promissory note was paid on March 31, 2010. During 2010 the final working capital adjustment was agreed to and the amount held back for indemnification was released, the net effect was a decrease in the purchase price of $32,000.

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

        The finite lived intangibles which consisted of trademarks, order backlog and customer relationships have estimated lives of three years, one year and eight years, respectively, and we are amortizing them using the straight line method (see Note 4).

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

  Networking Solutions Division of Cross Telecom

        On October 1, 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom's ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Simultaneously, Cross entered into an agreement with us to purchase at least $1.8 million of networking products and services from us over the next three years. Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. The agreement was entered into outside of the acquisition and was assigned no fair value.

        In September 2010 and 2011, the first and second years of the three year agreement came to an end and there was a shortfall paid by Cross of $503,000 and $574,000, respectively, which was recorded as other income since we had assumed that the revenue targets. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the remaining year of the agreement for which Cross paid $553,000.

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

        We allocated the purchase price for the Cross acquisition primarily by comparing our estimated cost to build the assets acquired against purchasing them. This enabled us to determine the allocation between finite lived intangibles and goodwill. The finite lived intangibles, which consisted of the services agreement and certifications have estimated lives of four and two years, respectively, and we are amortizing them using the straight line method (see Note 4). The goodwill we may deduct for tax purposes over a 15 year period.

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

3.     Short Term Investments

        The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Certificates of Deposit	$1,486	—	—	$1,486
Variable Rate Demand Notes	$2,000	—	—	$2,000
December 31, 2010
None	—	—	—	—

        As of December 31, 2011 and December 31, 2010, we had no unrealized holding gains/losses on investments.

        As of December 31, 2011, we have $2.0 million in variable rate demand notes ("VRDN"). The underlying securities of these notes have contractual maturities which generally range from 13 to 37 years. Although our investments in VRDN's have underlying securities with contractual maturities longer than one year, the VRDN's themselves have interest rate resets of seven days and are considered short term investments. We can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value and are within Level 1 of the fair value hierarchy.

4.     Intangibles:

        We had goodwill assets with a recorded value of $32.4 million and $23.1 million as of December 31, 2011 and 2010, respectively. Goodwill activity is summarized as follows:

(in thousands)
January 1, 2010	$23,178
Adjustments	(32)

December 31, 2010	$23,146
Additions	9,300

December 31, 2011	$32,446

        We had finite-lived intangible assets with a net book value of $9.0 million and $5.2 million as of December 31, 2011 and 2010, respectively. The change in the net carrying amount of intangibles during 2011 and 2010 is as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Beginning Balance	$5,219	$7,810
Recognized in connection with acquisitions	6,635	—
Amortization	(2,819)	(2,591)

Ending Balance	$9,035	$5,219

        Identified finite-lived intangible asset balances are summarized as follows:

		As of December 31, 2011			As of December 31, 2010
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$13,213	(4,729)	$8,484	8,110	(3,283)	$4,827
Services agreement	4	67	(38)	29	67	(21)	46
Certification	2	467	(467)	—	467	(292)	175
Covenant not to compete	3	478	(40)	438
Trademarks	3	263	(179)	84	263	(92)	171
Order backlog	3 months- 1 year	2,162	(2,162)	—	1,108	(1,108)	—

Total identified intangible assets		$16,650	(7,615)	$9,035	$10,015	(4,796)	$5,219

        Amortization expense related to finite-lived intangible assets for 2011, 2010 and 2009 was $2.8 million, $2.6 million and $843,000, respectively. In 2011, amortization expense increased due to the acquisition of Midwave. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of 3 years, 3 months and 5 years, respectively. Amortization expense in 2010 and 2009 relates primarily to our acquisitions of MCSI in January 2007, the networking solutions division of Cross in October 2009 and the reseller business of Incentra in December 2009. The finite lived intangibles we acquired related to the reseller business of Incentra consisted of trademarks, order backlog and customer relationships and have estimated lives of three years, one year and 8 years, respectively. The finite lived intangibles we acquired related to the networking solutions division of Cross consisted of the services agreement and certifications and have estimated lives of four years and 2 years, respectively. Our amortization expenses also include the finite lived intangibles we acquired in our 2007 MCSI acquisition consisting of customer relationships having an estimated life of six years. We are amortizing all of these finite-lived intangible assets using the straight line method. Expected amortization in each of the next five years is as follows:

(in thousands)
2012	2,472
2013	1,732
2014	1,621
2015	1,502
2016	1,247
2017	461

$9,035

5.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2011	2010	2009
Tax expense (benefit) at U.S. statutory rates	35.0%	34.0%	34.0%
State tax expense, net of federal tax effect	5.2	4.7	(11.9)
Nondeductible expenses and other	0.2	(0.6)	(0.4)
Meals and entertainment	1.0	3.6	(22.5)
Incentive stock options	—	0.6	(54.1)

Effective tax rate	41.4%	42.3%	(54.9)%

        Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$126	$91
Compensation accrual	1,423	526
Inventories	172	47
Deferred revenue	8,828	6,119
Net operating loss carryovers	135	1,896
Sublease reserves	32	133
Intangibles	159	—
Other	74	108

Total deferred income tax assets	10,949	8,920
Deferred income tax liabilities:
Prepaids	(380)	(219)
Deferred costs	(12,872)	(10,627)
Deferred commission	(1,688)	—
Section 481(a) adjustment	—	(1,203)
Intangibles	(4)	(760)
Property and equipment	(203)	(9)
Other	—	(28)

Total deferred income tax liabilities	(15,249)	(12,846)

Net deferred tax liabilities	$(4,300)	$(3,926)

        The deferred tax amounts above have been classified in the accompanying balance sheets as follows for 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Current deferred tax liability	$(7,459)	(3,723)
Noncurrent deferred tax asset (liability)	3,159	(203)

Net deferred tax liability	$(4,300)	(3,926)

        The tax expense for 2011 and 2010 consists of the following:

	Year Ended December 31,
	2011	2010
	(in thousands)
Current income tax expense	$6,584	13
Deferred tax expense	374	1,677

Income tax expense	$6,958	1,690

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2011, we have state net operating loss carryforwards of approximately $1.7 million, which are available to offset future state taxable income. If not used, the state net operating loss carryforwards will expire between 2013 and 2028. For 2011we recorded approximately $449,500 to equity for excess tax benefits with the exercise of stock options. For 2010 we recorded approximately $15,800 to equity for tax shortfalls associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 42%.

6.     Lease Commitments:

        Our corporate headquarters including our principal technical and support services operations, are located in an office and warehouse facility in Chanhassen, Minnesota. As of December 31, 2011, our other 21 leased locations, housing sales and technical staff, are small to medium sized offices. We have regional hubs located in the Northeast, South, Mid Central, North Central and West.

        As of December 31, 2011, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2012	$1,479	$(273)	$1,205
2013	1,164	(34)	1,130
2014	1,097	(34)	1,064
2015	771	—	771
Thereafter	2,651	—	2,651

	$7,162	$(341)	$6,821

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

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we are the successor interest to a lease ("Original Lease") dated August 9, 2010. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into a First Amendment to Lease (the "Amendment") to the Original Lease for approximately 32,906 additional square feet of office space ("Expansion Space"), which provides us with approximately 54,000 total square feet available for our operations. We will be moving our corporate headquarters to this new location in April 2012. Under the terms of the Amendment, the term of the Original Lease is extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, commencing on March 1, 2012. We have the option to extend the term of the Original Lease for an additional five year term as long as certain conditions are met.

        In addition, under the terms of the Amendment an allowance of up to $658,120 is available from our landlord for costs related to tenant improvements. If the cost of our tenant improvement is less than the allowance, then we may receive the remaining portion of the allowance, up to a maximum of $164,530, as a credit towards our rent payments.

        Total rent expense, net of sublease income of $663,000, $663,000 and $663,000 in 2011, 2010 and 2009, respectively, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Rent expense	$2,601	$2,386	$1,354

7.     Employee Benefit Plan:

        We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 15% of their pretax compensation to the 401(k) portion of the plan. Since April 2006, we have matched 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of our contributions to the 401(k) portion of the plan for 2011, 2010 and 2009 was $857,000, $762,000 and $640,000, respectively.

8.     Line of Credit:

        We have available for use a line of credit not to exceed $10.0 million with Wells Fargo Bank, N.A. which expires on July 31, 2012. The line of credit is secured by all of our personal property. As of December 31, 2011, we had no borrowings outstanding on the line of credit. The credit line bears interest at 2.0% above the bank's three month LIBOR rate and requires us to meet certain financial covenants. At December 31, 2011, we were in compliance with the covenants.

9.     Stockholders' Equity:

  Common Stock Offering:

        On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We received proceeds from the common stock sold by us, net of offering costs of approximately $17.5 million. We did not receive any proceeds from the shares sold by the selling shareholder.

  Stock Compensation Plans:

        In May 2011, our shareholders approved our 2011 Incentive Compensation Plan ("2011 Plan"). The 2011 plan replaced our existing 2009 Incentive Compensation Plan ("2009 Plan"), which terminated upon approval of the 2011 Plan on May 12, 2011. We reserved up to 750,000 initial shares of our common stock for possible issuance under the 2011 Plan and 303,943 shares remaining available for future grants under the 2009 Plan. Awards under the 2011 Plan may consist of options (non-qualified and incentive stock options), stock appreciation rights, or SARs, restricted stock units, performance units, dividend equivalents, annual incentive awards and other share-based awards as determined by our Compensation Committee. The terms and conditions of each award are set in an award agreement as determined by the Compensation Committee. As of December 31, 2011, there were 689,727 shares available for grant under the 2011 Plan.

        In May 2009, our shareholders approved our 2009 Plan. The 2009 Plan replaced our existing 1999 Incentive Compensation Plan ("1999 Plan"), which terminated according to its terms on June 11, 2009. We reserved up to 1,000,000 initial shares of our common stock for possible issuance under the 2009 Plan. In May 2010, our shareholders approved an increase in the number of shares for possible issuance under the 2009 Plan from 1,000,000 shares to 1,500,000 shares. Awards under the 2009 Plan may consist of options (non-qualified and incentive stock options), stock appreciation rights, or SARs, restricted stock units, performance units, dividend equivalents, annual incentive awards and other share-based awards as determined by our Compensation Committee. The terms and conditions of each award are set in an award agreement as determined by the Compensation Committee. As of December 31, 2011, due to the adoption of the 2011 Plan, this plan has terminated so there are no shares available for grant under the 2009 Plan.

        In August 2000, we adopted our 2000 Director Stock Option Plan (the "Director Plan"). The terms of the Director Plan as most recently amended in May 2007, allow for stock option grants to non-employee members of the Board of Directors. This plan also terminated when the 2011 Plan was approved, therefore, as of December 31, 2011 there are no shares available for grant under the Director Plan.

  Restricted Stock Grants under our 2011 Plan, 2009 Plan and Director Plan:

        On October 11, 2011, we awarded 140,000 shares of restricted stock pursuant to our 2011 Plan to senior management and managers that we hired in conjunction with our acquisition of Midwave. The grant vests over four years with fifty percent after year two and twenty five percent after years three and four if the individual is still employed by us on those vesting dates. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $1.2 million fair value of the shares that have not vested on the date of grant ratably over the four year vesting period. Unrecognized compensation expense related to the restricted stock grants was $972,000 at December 31, 2011. For 2011, compensation expense related to these restricted stock grants was $60,000.

        On July 17, 2011, we awarded 215,000 shares of restricted stock pursuant to our 2011 Plan to certain managers. The restricted stock vests as follows: (1) 39,000 upon the achievement of our income or gross profit objectives for 2011, (2) 88,000 upon the second grant anniversary date and (3) 88,000 upon the third grant anniversary date. We are amortizing the $1.6 million fair value of the restricted shares that have not vested as follows: (1) $292,000 over a 6 month vesting period for the achievement of the performance objectives, (2) $658,000 over the two year vesting period and (3) $658,000 over the three year vesting period. Unrecognized compensation expense related to the restricted stock grants was $1.0 million at December 31, 2011. For 2011, compensation expense related to these restricted stock grants was $566,000.

        On January 17, 2011, we awarded 209,000 shares of restricted stock pursuant to our 2011 Plan to executive management. The restricted stock vests as follows: (1) 104,500 shares upon the achievement of our predetermined earnings from operations objective for 2011 as approved by our Board of Directors and the individual employee remains employed by us through December 31, 2013, (2) 52,250 upon the second grant anniversary date and (3) 52,250 upon the third grant anniversary date. We are amortizing the $1.2 million fair value of the restricted stock as follows: (1) $612,000 over a 12 month vesting period for the achievement of the performance objectives, (2) $306,000 over the two year vesting period and (3) $306,000 over the three year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $785,000 at December 31, 2011. For 2011, compensation expense related to these restricted stock grants was $440,000.

        On December 15, 2010, we awarded 229,000 shares of restricted stock pursuant to our 2009 Plan to certain employees. The restricted stock vests fifty percent after year two and fifty percent after year three if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $999,000 fair value of the restricted stock on the date of grant ratably fifty percent over the two-year vesting period and fifty percent over the three year vesting period. Unrecognized compensation expense related to the restricted stock grants was $503,000 and $985,000 at December 31, 2011 and 2010, respectively. For 2011 and 2010, compensation expense related to these restricted stock grants was $372,000 and $14,000, respectively.

        On August 17, 2010, we awarded 25,000 shares of restricted stock pursuant to our 2009 Plan to managers and certain employees. The grants vest upon the achievement of an on-time and on-budget implementation of the new Enterprise Resource Planning system. In addition, the individual employee must remain employed by us through February 1, 2012. We are amortizing the $85,000 fair value of the restricted stock on the date of grant over the eighteen-month vesting period in accordance with specific vesting terms. Unrecognized compensation expense related to the restricted stock grants was $3,300 and $57,000 at December 31, 2011 and 2010, respectively. For 2011 and 2010, compensation expense related to these restricted stock grants was $53,000 and $28,000, respectively.

        On August 17, 2010, we awarded 42,307 shares of restricted stock pursuant to our 2009 Plan to executive management. The grants vested upon our achievement of the predetermined earnings from operations objective for the second-half of 2010 as approved by our Board of Directors. In addition, the individual must have remained employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $144,000 fair value of the restricted stock over the eighteen-month vesting period in accordance with specified vesting terms. Unrecognized compensation expense related to the restricted stock grants was $0 and $102,000 at December 31, 2011 and 2010, respectively. For 2011 and 2010, compensation expense related to these restricted stock grants was $102,000 and $42,000, respectively.

        On February 2, 2010, we awarded 25,000 shares of restricted stock pursuant to our 2009 Plan to senior management and managers. The grants vested upon our achievement of the predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must remain employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $112,000 fair value of the restricted stock over a two-year period that began on January 1, 2010. Unrecognized compensation expense related to the restricted stock grants was $0 and $56,000 at December 31, 2011 and 2010, respectively. For 2011 and 2010, compensation expense related to these restricted stock grants was $(34,000) and $56,000, respectively.

        On February 2, 2010, we awarded 25,000 shares of restricted stock pursuant to our 2009 Plan to an executive manager. The grant vests on February 2, 2013 dependent upon the individual employee remaining employed by us through the vesting date. We are amortizing the $112,000 fair value of the restricted stock over a three-year period that began on January 1, 2010. Unrecognized compensation expense related to the restricted stock grant was $78,000 and $40,000 at December 31, 2011 and 2010, respectively. For 2011 and 2010, compensation expense related to these restricted stock grants was $16,000 and $56,000, respectively.

        On December 14, 2009, we awarded 201,250 shares of restricted stock pursuant to our 2009 Plan to senior management and managers. The grants vested upon our achievement of the predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must have remained employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $767,000 fair value of the restricted stock over a two-year period that began on January 1, 2010. Unrecognized compensation expense related to the restricted stock grants was $0 and $316,000 at December 31, 2011 and 2010, respectively. For 2011, 2010 and 2009, compensation expense related to these restricted stock grants was $316,000, $316,000 and $0, respectively.

        On December 17, 2009, we awarded 132,500 shares of restricted stock pursuant to our 2009 Plan to senior management and managers that we hired in conjunction with our acquisition of the Incentra reseller business. The grant vests over four years with fifty percent after year two and twenty five percent after years three and four if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $521,000 fair value of the restricted stock on the date of grant ratably over the four-year vesting period. Unrecognized compensation expense related to the restricted stock grants was $221,000 and $344,000 at December 31, 2011 and December 31, 2010, respectively. For 2011, 2010 and 2009, compensation expense related to these restricted stock grants was $103,000, $122,000 and $5,200, respectively.

        On December 17, 2009, we awarded 30,000 shares on restricted stock pursuant to our 2009 Plan to certain employees. The grant vests over three years with one-third vesting each year if the individual is still employed by us. During the vesting period, the individual has voting rights and the right to receive dividends. However, we will retain the dividends until the shares have vested. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. We are amortizing the $118,000 fair value of the restricted stock on the date of grant ratably over the three-year vesting period. Unrecognized compensation expense related to the restricted stock grants was $38,000 and $77,000 at December 31, 2011 and December 31, 2010, respectively. For 2011, 2010 and 2009, compensation expense related to this restricted stock grant was $39,000, $39,000 and $1,600, respectively.

        In 2011, 2010 and 2009, we issued 36,607, 37,030 and 41,922 shares of common stock to members of the Board of Directors, respectively. Our non-employee directors receive 6,000 shares of restricted stock for their Board service. We issue the annual restricted stock grants on June 30 of each year and they vest one-quarter upon issuance and one-quarter on the following September 30, December 31, and March 31, respectively, provided that the director is still a member of the Board on that date. As of December 31, 2011, 9,000 shares of the 2011 restricted stock grant were not vested. The 2010 and 2009 awards to our directors have all vested. The 2011 grants were issued pursuant to our 2011 Plan and the 2010 and 2009 grants were issued pursuant to the Director Plan. For 2011, 2010 and 2009, total compensation expense for these awards was approximately $260,000, $153,000 and $155,000, respectively.

        The following table summarizes our restricted stock activity as of December 31, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2009	477,758	$5.66
Granted	358,750	$3.86
Shares vested	(206,625)	$4.20
Shares cancelled	(54,084)	$4.95

Restricted stock at January 1, 2010	575,799	$4.65
Granted	351,307	$4.19
Shares vested	(147,880)	$5.10
Shares cancelled	(132,169)	$5.75

Restricted stock at January 1, 2011	647,058	$4.04
Granted	564,000	$7.12
Shares vested	(75,000)	$3.88
Shares cancelled	(57,000)	$5.26

Restricted stock at December 31, 2011	1,079,058	$5.60

  Stock Options:

        We had no stock option grants in 2011 or 2010.

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

        In July 2009, we awarded 450,000 stock options to our president and chief executive officer. The stock options vest 25% per year over a term of four years, provided he continues employment with us through each relevant vesting date. Unvested stock options will immediately vest upon a change of control of us (as defined in his employment agreement) but only if he (i) is continuously employed to the date of the change of control, (ii) the change of control price (as defined in the employment agreement) exceeds $3.50 per share, and (iii) such acceleration and vesting will not cause the option to be subject to the adverse consequences described in Section 409A of the Internal Revenue Code. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair value per option at the date of grant was $2.15. We estimated the fair value for the stock option grant with the following weighted average assumptions:

2009
Risk-free interest rates	2.8%
Expected dividend yield	0
Expected volatility factor	66%
Expected option holding period	6 years

        The risk-free rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. Expected volatility is based on the historical volatility of our share price for the period prior to the option grant equivalent to the expected holding period of the options. The expected holding period and dividend yield are based on historical experience. Total stock-based compensation expense related to stock options was $264,000 at December 31, 2011. Unrecognized stock-based compensation expense related to stock options was $376,000 at December 31, 2011.

        The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2008	1,391,793	$1.44 - $18.13	$5.29
Options granted	475,000	$3.50	$3.50
Options exercised	(57,475)	$3.32 - $4.01	$3.48
Options cancelled	(569,398)	$3.16 - $18.13	$5.57

Balance, December 31, 2009	1,239,920	$1.44 - $18.13	$4.57
Options granted	—	—	$—
Options exercised	(91,620)	$3.32 - $4.36	$3.68
Options cancelled	(110,589)	$3.16 - $18.13	$9.78

Balance, December 31, 2010	1,037,711	$1.44 - $9,81	$4.10
Options granted	—	—	$—
Options exercised	(263,564)	$1.44 - 8.44	$3.88
Options cancelled	(106,765)	$3.46 - 9.81	$8.09

Balance, December 31, 2011	667,382	$1.44 - $5.21	$3.52

Options exercisable as of December 31, 2009	641,587	$1.44 - $18.13	$5.11
Options exercisable as of December 31, 2010	627,878	$1.44 - $9.81	$3.80
Options exercisable as of December 31, 2011	436,827	$1.44 - $5.21	$3.58

        The following is a summary of options outstanding at December 31, 2011:

Stock Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
667,382	$1.44 - $5.21	$3.52	6.12

        At December 31, 2011, 2010 and 2009, respectively, the aggregate intrinsic value of options outstanding and exercisable was $2,692,302, $580,122 and $361,178. Total intrinsic value of options exercised was $988,986, $337,496 and $199,768 for 2011, 2010 and 2009, respectively.

10.   Commitments and Contingencies

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

11.   Quarterly Financial Information (unaudited)

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2011
Net sales	$85,694	$89,481	$90,140	$114,712
Gross profit	20,755	21,679	21,240	25,938
Operating earnings	3,000	4,379	4,859	4,555
Net earnings	1,748	2,697	2,793	2,607
Net earnings per share—basic	0.13	0.16	0.17	0.16
Net earnings per share—diluted	0.12	0.16	0.16	0.15

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2010
Net sales	$62,544	$70,875	$69,220	$91,040
Gross profit	14,332	16,760	16,665	19,879
Operating earnings (loss)	(1,535)	(65)	1,425	4,153
Net earnings (loss)	(891)	5	771	2,417
Net earnings (loss) per share—basic	(0.07)	0.00	0.06	0.19
Net earnings (loss) per share—diluted	(0.07)	0.00	0.06	0.19

12.   Subsequent Events

        None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2011 to ensure that information we are required to disclose in reports that we file or submit is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchange Commission rules and forms.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        McGladrey & Pullen, LLP, the independent registered accounting firm who audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as described in their report on the next page.

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

        We have audited Datalink Corporation's (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Datalink Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Datalink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Datalink Corporation as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 15, 2012

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.

        Information contained in Item 1 under the heading "Executive Officers," as well as under "Election of Directors," "Executive Compensation—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2012 annual meeting of shareholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K (the "2012 Proxy Statement") is incorporated herein by reference.

        We have adopted a code of ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics by the filing current reports on Form 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under "Executive Compensation" and "Director Compensation" in our 2012 Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under "Outstanding Voting Securities and Voting Rights" and "Equity Compensation Plan Information at Fiscal Year Ended December 31, 2011" in our 2012 Proxy Statement herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        We incorporate the information required by this section by reference from the information set forth under "Certain Relationships and Related Transactions" and "Corporate Governance" in our 2012 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information set forth under "Auditing Matters" in our 2012 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  We are filing the following documents as part of this Form 10-K report:

  1.
  Financial Statements

    Reference is made to the Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for 2011, 2010 and 2009 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

 DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2011	$203,526	$84,515	$5,845	$282,196
	2010	628,974	72,668	498,117	203,526
	2009	198,688	459,447	29,161	628,974
Allowance for Inventory Obsolescence	2011	$105,191	$374,264	$63,085	$416,307
	2010	122,193	132,390	149,392	105,191
	2009	100,163	191,417	169,387	122,193

(1)
Deductions reflect write-offs of customer accounts receivables, net of recoveries.
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

Date: March 15, 2012
	By:	/s/ PAUL F. LIDSKY Paul F. Lidsky, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL F. LIDSKY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012
/s/ GREG R. MELAND	Chairman of the Board and Director	March 15, 2012
/s/ BRENT G. BLACKEY	Director	March 15, 2012
/s/ MARGARET A. LOFTUS	Director	March 15, 2012
/s/ J. PATRICK O'HALLORAN	Director	March 15, 2012
/s/ JAMES E. OUSLEY	Director	March 15, 2012
/s/ ROBERT M. PRICE	Director	March 15, 2012

 EXHIBIT INDEX

Exhibit Number		Title	Method of Filing
2.1		Agreement and Plan of Merger dated January 30, 2007, by and among Datalink Corporation, Datalink Acquisition, LLC, Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli	7
2.2		Asset Purchase Agreement dated December 17, 2009, by and between Datalink Corporation and Incentra, LLC	10
2.3		Asset Purchase Agreement dated October 3, 2011, by and among Datalink Corporation, MV Sub, Inc., Midwave Corporation, James D. Leslie, individually and in his capacity as sellers agent, and Robert S. Krocak	24
3.1		Amended and Restated Articles of Incorporation of the Company	13
3.2		Amended and Restated Bylaws of the Company	15
4.1		Form of Common Stock Certificate	12
10.1		Credit Agreement dated March 31, 2011, by and between Datalink Corporation and Wells Fargo Bank, National Association	16
10.2		Form of Indemnification Agreement	1
10.3	*	2009 Incentive Compensation Plan, as amended May 13, 2010	11
10.4		Building Lease dated April 27, 2001, with Hoyt/DTLK LLC	14
10.5		Sublease Agreement dated December 9, 2004, with Checkpoint Security, Inc.	3
10.6		Vacant Land Purchase Agreement	4
10.7	*	Correction to Restricted Stock Award Agreements dated August 13, 2004	5
10.8	*	Employment Agreement dated March 14, 2006, with Gregory T. Barnum	6
10.9	*	Employment Agreement dated July 20, 2009, as amended, with Paul F. Lidsky	8
10.10	*	Employment Agreement dated December 17, 2009, with M. Shawn O'Grady	9
10.11	*	2011 Incentive Compensation Plan	17
10.12	*	Form of Restricted Stock Award Agreement for Directors	18
10.13	*	Form of Restricted Stock Award Agreement for Employees	19
10.14	*	Form of Incentive Stock Option Agreement	20
10.15	*	Form of Non-Qualified Stock Option Agreement	21
10.16		Standard Form Industrial Building Lease dated June 24, 2011, with Golden Triangle Tech Center Investors, LLC	22
10.17		Lease Termination Agreement dated October 4, 2011, with Golden Triangle Tech Center Investors, LLC	23
10.18		Lease dated August 9, 2010, with IRET Properties	Filed herewith
10.19		First Amendment to Lease dated December 20, 2010, with IRET Properties	Filed herewith
14.1		Code of Ethics	2
23.1		Consent of McGladrey & Pullen, LLP	Filed herewith
31.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	*	XBRL Instance Document	Filed herewith
101.SCH	*	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit Number		Title	Method of Filing
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*
Management contract or compensatory plan or arrangement.

1)
Incorporated by reference to exhibit 10.4 in our registration statement on Form S-1, Reg. No. 333-55935, filed on June 3, 1998.

2)
Incorporated by reference to exhibit 14.1 in our Form 10-K for the period ended December 31, 2003, filed on March 24, 2004 (File No. 0-29758).

3)
Incorporated by reference to exhibit 10.25 in our Form 10-K for the period ended December 31, 2004, filed on March 31, 2005 (File No. 0-29758).

4)
Incorporated by reference to exhibit 10.26 in our Form 10-K for the period ended December 31, 2004, filed on March 31, 2005 (File No. 0-29758).

5)
Incorporated by reference to exhibit 10.25 in our Form 10-Q for the period ending September 30, 2005, filed on November 14, 2005 (File No. 0-29758).

6)
Incorporated by reference to exhibit 10.28 in our Form 8-K filed on March 17, 2006 (File No. 0-29758).

7)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on February 5, 2007 (File No. 0-29758).

8)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on January 21, 2011 (File No. 0-29758).

9)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on December 22, 2009 (File No. 0-29758).

10)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on December 22, 2009 (File No. 0-29758).

11)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on May 17, 2010 (File No. 0-29758).

12)
Incorporated by reference to exhibit 4.1 in our amended registration statement on Form S-1/A, Reg. No. 333-55935, filed on July 16, 1998.

13)
Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935).

14)
Incorporated by reference to exhibit 10.13 in our Form 10-Q for the period ending March 31, 2001, filed on May 15, 2001 (File No. 0-29758).

15)
Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 0-29758).

16)
Incorporated by reference to the exhibit of the same number in our Form 8-K filed on April 1, 2011 (File No. 0-29758).

17)
Incorporated by reference to Appendix A in our proxy statement for our 2011 annual meeting, filed on March 31, 2011 (File No. 0-29758).

18)
Incorporated by reference to exhibit 10.3 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

19)
Incorporated by reference to exhibit 10.4 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

20)
Incorporated by reference to exhibit 10.5 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

21)
Incorporated by reference to exhibit 10.6 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

22)
Incorporated by reference to exhibit 10.1 in our Form 10-Q for the period ended September 30, 2011, filed November 10, 2011 (File No. 0-29758).

23)
Incorporated by reference to exhibit 10.2 in our Form 10-Q for the period ended September 30, 2011, filed November 10, 2011 (File No. 0-29758).

24)
Incorporated by reference to exhibit 2.1 in our Form 8-K, filed on October 3, 2011 (File No. 0-29758).

QuickLinks

NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Mine Safety Disclosures.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN Among Datalink Corporation, The NASDAQ Composite Index And The Russell 2000 Index
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
SIGNATURES
EXHIBIT INDEX