Form 10-Q
period 2012-03-31
DATALINK CORP
filed 2012-05-10
CIK 1056923

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2012

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number: 00029758

DATALINK CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0856543
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

10050 Crosstown Circle, Suite 500

EDEN PRAIRIE, MINNESOTA 55344

(Address of Principal Executive Offices)

(952) 944-3462

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of May 8, 2012, 18,052,034 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets
Cash	$25,534	$18,947
Short-term investments	1,192	3,486
Accounts receivable, net	77,976	102,289
Inventories	4,195	1,736
Current deferred customer support contract costs	69,391	62,901
Inventories shipped but not installed	6,588	9,779
Income tax receivable	—	405
Other current assets	1,269	1,169
Total current assets	186,145	200,712
Property and equipment, net	4,430	3,453
Goodwill	32,446	32,446
Finite life intangibles, net	8,416	9,035
Deferred customer support contract costs, non-current	31,582	28,785
Deferred tax asset	3,159	3,159
Other assets	327	361
Total assets	$266,505	$277,951

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,558	$63,292
Accrued commissions	4,947	5,069
Accrued sales and use tax	1,929	2,574
Accrued expenses, other	4,118	5,209
Income tax payable	233	—
Current deferred tax liability	7,459	7,459
Customer deposits	2,704	2,145
Current deferred revenue from customer support contracts	84,596	76,998
Other current liabilities	21	85
Total current liabilities	144,565	162,831
Deferred revenue from customer support contracts, non-current	38,165	34,740
Other liabilities non-current	925	195
Total liabilities	183,655	197,766

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 18,016,034 and 17,899,171shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	18	18
Additional paid in capital	66,717	66,213
Retained earnings	16,115	13,954
Total stockholders’ equity	82,850	80,185
Total liabilities and stockholders’ equity	$266,505	$277,951

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales:
Products	$80,240	$55,600
Services	38,848	30,094
Total net sales	119,088	85,694
Cost of sales:
Cost of products	62,584	42,226
Cost of services	29,178	22,713
Total cost of sales	91,762	64,939
Gross profit	27,326	20,755
Operating expenses:
Sales and marketing	12,557	9,157
General and administrative	4,724	3,829
Engineering	5,794	4,387
Integration and transaction costs	20	—
Amortization of intangibles	619	382
Total operating expenses	23,714	17,755
Earnings from operations	3,612	3,000
Interest (expense) income, net	(10)	3
Earnings before income taxes	3,602	3,003
Income tax expense	1,441	1,255
Net earnings	$2,161	$1,748

Earnings per common share:
Basic	$0.13	$0.13
Diluted	0.12	0.12
Weighted average common shares outstanding:
Basic	16,970	13,626
Diluted	17,340	14,047

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$2,161	$1,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision (benefit) for bad debts	(45)	24
Depreciation	339	240
Amortization of finite lived intangibles	619	382
Stock based compensation expense	590	425
Changes in operating assets and liabilities:
Accounts receivable, net	24,358	2,599
Inventories	732	907
Deferred costs/revenues/customer deposits, net	2,295	981
Accounts payable	(24,734)	(4,355)
Accrued expenses	(1,858)	(949)
Income tax payable	638	1,121
Other	600	(512)
Net cash provided by operating activities	5,695	2,611

Cash flows from investing activities:
Purchase of investments	—	(1,994)
Sale of investments	2,294	—
Purchase of property and equipment	(1,316)	(210)
Net cash provided by (used in) investing activities	978	(2,204)

Cash flows from financing activities:
Proceeds from stock offering	—	17,490
Excess tax from stock compensation	467	97
Proceeds from issuance of common stock from option exercise	177	460
Tax withholding payments reimbursed by restricted stock	(730)	—
Net cash provided by (used in) financing activities	$(86)	$18,047

Increase in cash and cash equivalents	6,587	18,454
Cash and cash equivalents, beginning of period	18,947	8,988
Cash and cash equivalents, end of period	$25,534	$27,442

Supplementary cash flow information:
Cash paid for income taxes	$335	$38

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(Unaudited)

1.                                       Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in our 2011 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2011 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In May 2011, the FASB issued an update to ASC 820 Fair Value Measurement (“ASC 820”): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The update requires an entity with fair value measurement disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements.  The update to ASC 820 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of ASC 820 did not have a material impact on our financial statements.

In June 2011, the FASB issued an update to ASC 220 Fair Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income.  The update eliminates the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance now requires an entity to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The update to ASC 220 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. Adoption of ASC 220 did not have a material impact on our financial statements.

In September 2011, the FASB issued an update to ASC 350 Intangibles — Goodwill and Other (“ASC 350”): Testing Goodwill for Impairment. The update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update to ASC 350 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. Adoption of ASC 350 did not have a material impact on our financial statements.

2.                                       Net Earnings per Share

We compute basic net earnings per share using the weighted average number of shares outstanding.  Diluted earnings per share include the effect of common stock equivalents, if any, for each period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share data)
Net earnings	$2,161	$1,748

Basic:
Weighted average common shares outstanding	18,016	17,170
Weighted average common shares of non-vested stock	(1,046)	(3,544)
Shares used in the computation of basic net earnings per share	16,970	13,626
Net earnings per share — basic	$0.13	$0.13

Diluted:
Shares used in the computation of basic net earnings per share	16,970	13,626
Employee and non-employee director stock options	118	111
Restricted stock that has not vested	252	310
Shares used in the computation of diluted net earnings per share	17,340	14,047
Net earnings per share - diluted	$0.12	$0.12

We excluded the following restricted stock grants that have not vested and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Non-vested restricted common stock	199,928	51,000

Options to purchase shares of common stock	—	27,750

3.                                       Stock Based Compensation

Common Stock Offering

On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We received proceeds from the common stock sold by us, net of offering costs, of approximately $17.5 million.  We did not receive any proceeds from the shares sold by the selling shareholder.

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $444,000 and $296,000 for the three months ended March 31, 2012 and 2011, respectively.  Unrecognized stock-based compensation expense related restricted stock was $4.7 million at March 31, 2012 which we will amortize ratably through January 2016.

The following table summarizes our restricted stock activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock at January 1, 2012	1,079,058	$5.60
Granted	203,728	$8.90
Cancelled	(46,500)	$6.41
Shares vested	(245,057)	$4.29
Non-vested restricted stock at March 31, 2012	991,229	$6.57

Stock Options:

Total stock-based compensation expense related to stock options was $60,000 and $69,000 for the three months ended March 31, 2012 and 2011, respectively. Unrecognized stock-based compensation expense related to stock options was $316,000 at March 31, 2012, which we will amortize ratably through July 2013.

The following table represents stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2012	667,382	$3.52
Options granted	—	$—
Options exercised	(45,775)	$3.86
Options cancelled	(2,250)	$4.20
Outstanding options as of March 31, 2012	619,357	$3.49	6.02
Exercisable options as of March 31, 2012	394,357	$3.49	0.98

Other:

During the three months ended March 31, 2012 and 2011, we recognized expense of $86,000 and $60,000, respectively, related to the issuance of 9,000 and 9,391 shares, respectively, of fully vested common stock to members of our Board of Directors.

4.                                       Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended March 31, 2012 and 2011, our effective tax rate was 40%.  We expect our annual effective tax rate for 2012 to be 40.5%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three months ended March 31, 2012, we recorded income tax expense of $1.4 million with an effective tax rate of 40%.

We assess our uncertain tax positions for tax years that are still open for examination.  As of March 31, 2012 and 2011, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2012 and 2011, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2011 remain open to examination by both the U.S. Federal government and by other major income taxing jurisdictions to which we are subject.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership.  We do not believe that an ownership change under Section 382 has occurred, and therefore, no such limitations exist.

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

In conducting the annual impairment test of our goodwill, qualitative factors are first examined to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than it carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Goodwill as of March 31, 2012 and December 31, 2011 was $32.4 million.  We conducted our annual goodwill impairment test as of December 31, 2011, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of March 31, 2012 and 2011, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	As of March 31, 2012			As of December 31, 2011
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$13,213	$(5,283)	$7,930	$13,213	$(4,729)	$8,484
Services agreement	4	67	(42)	25	67	(38)	29
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(79)	399	478	(40)	438
Trademarks	3	263	(201)	62	263	(179)	84
Order backlog	3 months — 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$16,650	$(8,234)	$8,416	$16,650	$(7,615)	$9,035

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended March 31,
	2012	2011	Statement of Operations Classification
Customer relationships	$553	$298	Operating expenses
Services agreement	4	4	Operating expenses
Certification	—	58	Operating expenses
Trademarks	22	22	Operating expenses
Covenant not to compete	40	—	Operating expenses
Total identified intangible assets	$619	$382

Based on the identified intangible assets recorded at March 31, 2012, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2012	1,853
2013	1,733
2014	1,620
2015	1,502
2016	1,247
Thereafter	461
$8,416

6.                                       Investments

The following table summarizes our short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Certificates of Deposit	$1,192	—	—	$1,192

December 31, 2011
Certificates of Deposit	$1,486	—	—	$1,486
Variable Rate Demand Notes	$2,000	—	—	$2,000

As of March 31, 2012 and December 31, 2011, we had no unrealized holding gains/losses on investments.

Our $1.2 million of short term investments are comprised of fully insured certificates of deposits with maturities ranging from three to six months and interest rates ranging from 0.25% to 0.35%.

7.                                       Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of March 31, 2012.

The fair value of our financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate cost because of their short maturities.

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of March 31, 2012 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of March 31, 2012 (in thousands)
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$25,534	$25,534	$—	$—
Certificates of deposit	1,192	1,192	—	—
Total assets measured at fair value	$26,726	$26,726	$—	$—

8.                                       Line of Credit

We have available for use a line of credit not to exceed $10.0 million with Wells Fargo Bank, N.A., which expires on July 31, 2012. As of March 31, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at 2.0% above the bank’s three month LIBOR rate and requires us to meet certain financial covenants.  At March 31, 2012, we were in compliance with the covenants.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating current and possible futures acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Additional risks, uncertainties and other factors are included in the “Risk Factors” section on our Annual Report on Form 10-K for the year ended December 31, 2011.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

OVERVIEW

We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid- and large-size companies, we assess, design, deploy and support infrastructures such as servers, storage and networks. We also resell hardware and software from the industry’s leading OEMs as part of our customer offerings. Our portfolio of solutions and services spans four practices: consolidation and virtualization, data storage protection, advanced network infrastructures and business continuity and disaster recovery solutions.  We offer a full suite of practice-specific consulting, analysis, design, implementation, management and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of March 31, 2012, we have 30 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

The data center infrastructure solutions and services market is rapidly evolving and highly competitive.  Our competition includes other independent storage, server and networking system integrators, high end value-added resellers, distributors, consultants and the internal sales force of our suppliers.  Our ability to hire and retain qualified outside sales representatives and engineers with enterprise-

class information storage, server and networking experience is critical to effectively compete in the marketplace and achieve our growth strategies.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	77.1	75.8
Gross profit	22.9	24.2
Operating expenses:
Sales and marketing	10.5	10.7
General and administrative	4.0	4.5
Engineering	4.9	5.1
Integration and transaction costs	—	—
Amortization of intangibles	0.5	0.4
Total operating expenses	19.9	20.7
Earnings from operations	3.0%	3.5%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Product sales	$80,240	$55,600
Service sales	38,848	30,094

Product gross profit	$17,656	$13,374
Service gross profit	9,670	7,381

Product gross profit as a percentage of product sales	22.0%	24.1%
Service gross profit as a percentage of service sales	24.9%	24.5%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three months ended March 31, 2012 and 2011, product sales represented 67% and 65% of net sales, respectively. The increase in our product sales for both 2012 and 2011are a result of the increase in product offerings due to our strategy to service the complete data center.  In addition to storage, our server and network sales have increased as part of our strategy to deliver data center hardware, software and services.  Going forward, we expect our customers will continue to closely scrutinize their expenditures and what impact, if any, current economic conditions may have on the growth and profitability of their business.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three months ended March 31, 2012 and 2011, our service sales represented 32.6% and 35.1% of net sales, respectively. Service sales increased $8.8 million for the three months ended March 31, 2012, as compared to the same period in 2011.  With the growth in our product sales, we continue to successfully sell our installation and configuration services, customer support contracts and consulting services.  Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

In October 2011, we entered into an asset purchase agreement with Midwave Corporation (“Midwave”) and its shareholders.  Under the asset purchase agreement we purchased from Midwave substantially all of the assets of Midwave’s business.  Our 2011 results for both product and service sales include revenues of approximately $13.0 million from the acquisition of Midwave.

We had no single customer account for 10% or greater of our revenues for the three months ended March 31, 2012 or 2011.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 22.9% for the quarter ended March 31, 2012, as compared to 24.2% for the comparable quarter in 2011.  Product gross profit as a percentage of product sales decreased to 22.0% in the first quarter of 2012 from 24.1% for the comparable quarter in 2011.  Service gross profit as a percentage of service sales increased to 24.9% for the first quarter of 2012 from 24.5% for the comparable quarter in 2011.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  The first quarter 2012 product gross profit decreased 2.1% as compared to the same period in 2011. We have experienced a decrease in our product gross profit percentage as we saw an increase in our networking and server business, which historically has carried lower gross margins.  The product gross margin percentages we achieved in the first quarters of 2012 and 2011 fall within the range of product gross margin percentages we expect as our strategy continues to mature.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices.  Vendor incentives were $1.9 million and $1.3 million, respectively, for the three-month periods ended March 31, 2012 and 2011. As a percentage of product cost of goods sold, vendor incentives were 3.0% and 3.1%, respectively, for the periods ending March 31, 2012 and 2011.  Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2012 will be between 21% and 23%.

Service gross profit as a percentage of service sales for the three months ended March 31, 2012 increased 0.4% as compared to the same period in 2011.  This increase is primarily due to a slight improvement in the gross margin percentage for our installation and professional services as we sold more professional services that were delivered by our technical engineering groups which generally carry higher margins.  We expect that service gross margins will be within the 24% to 27% range for the remainder of fiscal year 2012.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $12.6 million, or 10.5% of net sales for the quarter ended March 31, 2012, compared to $9.2 million, or 10.7% of net sales for the first quarter in 2011.

Sales and marketing expenses increased $3.4 million for the three-month period ended March 31, 2012, as compared to the same period in 2011.  This increase is primarily due to an increase in commission expense of $2.0 million, which is commensurate with the increase in sales.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $4.7 million, or 4.0% of net sales for the quarter ended March 31, 2012, compared to $3.8 million, or 4.5% of net sales for the first quarter in 2011.

General and administrative expenses increased $895,000 for the three months ended March 31, 2012, as compared to the same period in 2011.  The increase in general and administrative expenses was primarily due to variable compensation for bonuses of $103,000 and approximately $197,000 in salaries and benefits for headcount additions to support our growth in business and $131,000 in rent and facility expenses.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of services sales.  Engineering expenses were $5.8 million, or 4.9% of net sales for the quarter ended March 31, 2012, compared to $4.4 million, or 5.1% of net sales for the first quarter in 2011.

Engineering expenses increased $1.4 million for the three months ended March 31, 2012, as compared to the same period in 2011.  The increase in engineering expenses is primarily due to an increase in salaries and benefits of $2.0 million and travel expenses of $192,000 associated with the increase in engineering headcount from our Midwave acquisition.  We also had $204,000 of placement fees to support hiring efforts in our regions.  This was partially offset by $1.6 million as an increased amount of our engineering costs were allocated to our cost of service sales commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $20,000 and $0 of integration and transaction costs for the three months ended March 31, 2012 and 2011, respectively.  Integration and transaction expenses in 2012 for the Midwave acquisition included audit and other outside consulting fees.

Amortization of Intangibles.  We had $619,000 of intangible asset amortization expenses for the three-months ended March 31, 2012 as compared to intangible amortization expenses of $382,000 for the same three months in 2011.  The increase in amortization of intangibles expenses in 2012 as compared to 2011 are primarily due to the acquisition of Midwave in October 2011. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of 3 years, 3 months and 5 years, respectively

Earnings from Operations.  We had earnings from operations of $3.6 million compared to earnings from operations of $3.0 million for the three months ended March 31, 2012 and 2011, respectively.  The earnings from operations for the three month period ended March 31, 2012 and 2011 are a result of the financial leverage we achieved by keeping operating expenses relatively flat and realizing substantial growth in our revenues and gross margins as part of our data center strategy.

Income Taxes.  We had income tax expense of $1.4 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.  Our estimated effective tax rate for the first quarters of 2012 and 2011 was 40% and 42%, respectively. For the balance of 2012, we expect to report an income tax provision using an effective tax rate of approximately 40.5%.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2012	2011
Total cash provided by (used in):
Operating activities	$5,695	$2,611
Investing activities	978	(2,204)
Financing activities	(86)	18,047
Increase in cash	$6,587	$18,454

Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2012 as compared to net cash provided by operating activities of $2.6 million for the three months ended March 31, 2011.  The increase in cash provided by operations was due primarily to our net earnings for the quarter of $2.2 million and non-cash add backs including depreciation of $339,000 and amortization of finite lived intangibles of $619,000.  Net cash provided by operating activities for the three months ended March 31, 2011 was primarily due to net earnings for the quarter of $1.7 million.

Net cash provided in investing activities was $978,000 for the three months ended March 31, 2012.  For the three months ended March 31, 2012, the sale of $2.3 million in investments was offset by the purchase of $1.3 million in property and equipment.  Net cash used in investing activities was $2.2 million related to the purchase of investments for the three months ended March 31, 2011.  For the remainder of 2012, we are planning for capital expenditures of up to $700,000 related to enhancements to our management information systems and upgraded computer equipment.

Net cash used by financing activities was $86,000 for the three months ended March 31, 2012. Net cash provided by financing activities was $18.0 million for the three months ended March 31, 2011, which is primarily from proceeds from our second public stock offering.  On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We received proceeds from the common stock sold by us, net of offering costs, of approximately $17.5 million.  We did not receive any proceeds from the shares sold by the selling shareholder.

On March 31, 2011, we entered into a Credit Agreement with Wells Fargo Bank, N.A. The Credit Agreement provides for a line of credit not to exceed $10.0 million for general working capital purposes.  The line of credit is secured by substantially all of our personal property and expires on July 31, 2012.  Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes. As of March 31, 2012, we had no borrowings outstanding on the line of credit and could borrow the full $10.0 million available.

OFF-BALANCE SHEET ARRANGMENTS

We do not have any special purpose entities or off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Other than the discussion below, there have been no material changes to our contractual obligations outside the normal course of business.

As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we are the successor in interest to a lease (“Original Lease”) dated August 9, 2010. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into a First Amendment to Lease (the “Amendment”) to the Original Lease for approximately 32,906 additional square feet of office space (“Expansion Space”), which provided us with approximately 54,000 total square feet available for our operations. On March 1, 2012, we began to occupy the Expansion Space.  The Expansion Space results in additional future obligations of $2.8 million, of which $162,000 is due in less than one year, $799,000 is due in one to three years, $832,000 is due in three to five years, and $1.0 million is due in more than five years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended March 31, 2012 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2011 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures, in our 2011 Annual Report on Form 10-K.

Item 4.   Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2012	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

10.1	Karen Clary employment agreement	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).	Filed Herewith

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	Filed Herewith

32.2

Certification of Vice President Financing and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Filed Herewith
Filed Herewith
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

(1)               Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935).

(2)               Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 0-29758).

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