Form 10-Q
period 2012-06-30
DATALINK CORP
filed 2012-08-10
CIK 1056923

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2012

or

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

As of August 8, 2012, 18,064,234 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$23,533	$18,947
Short term investments	596	3,486
Accounts receivable, net	85,980	102,289
Inventories	2,208	1,736
Deferred customer support contract costs	70,575	62,901
Inventories shipped but not installed	5,333	9,779
Income tax receivable	1,276	405
Other current assets	647	1,169
Total current assets	190,148	200,712
Property and equipment, net	5,071	3,453
Goodwill	32,446	32,446
Finite life intangibles, net	7,797	9,035
Deferred customer support contract costs non-current	36,021	28,785
Deferred tax asset	3,159	3,159
Other assets	287	361
Total assets	$274,929	$277,951

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,522	$63,292
Accrued commissions	5,143	5,069
Accrued sales and use tax	1,217	2,574
Accrued expenses, other	5,082	5,209
Deferred taxes	7,459	7,459
Customer deposits	2,030	2,145
Deferred revenue from customer support contracts	85,649	76,998
Other current liabilities	218	85
Total current liabilities	144,320	162,831
Deferred revenue from customer support contracts non-current	42,872	34,740
Other liabilities	712	195
Total liabilities	187,904	197,766

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 18,064,234 and 17,899,171 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	18	18
Additional paid in capital	67,673	66,213
Retained earnings	19,334	13,954
Total stockholders’ equity	87,025	80,185
Total liabilities and stockholders’ equity	$274,929	$277,951

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
Products	$77,294	$56,540	$157,534	$112,140
Services	42,748	32,941	81,596	63,035
Total net sales	120,042	89,481	239,130	175,175
Cost of sales:
Cost of products	59,805	42,967	122,389	85,193
Cost of services	32,204	24,835	61,382	47,548
Total cost of sales	92,009	67,802	183,771	132,741
Gross profit	28,033	21,679	55,359	42,434
Operating expenses:
Sales and marketing	12,220	9,404	24,777	18,561
General and administrative	4,628	3,695	9,352	7,524
Engineering	5,155	3,818	10,949	8,205
Integration and transaction costs	—	—	20	—
Amortization of intangibles	619	383	1,238	765
	22,622	17,300	46,336	35,055
Earnings from operations	5,411	4,379	9,023	7,379
Interest income (expense), net	(2)	1	(12)	4
Earnings before income taxes	5,409	4,380	9,011	7,383
Income tax expense	2,190	1,683	3,631	2,938
Net earnings	$3,219	$2,697	$5,380	$4,445

Net earnings per common share:
Basic	$0.19	$0.16	$0.32	$0.30
Diluted	0.18	0.16	0.31	0.29
Weighted average common shares outstanding:
Basic	17,053	16,357	17,012	15,006
Diluted	17,445	16,840	17,383	15,456

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$5,380	$4,445
Adjustments to reconcile net earnings to net cash provided by operating activities:
Benefit for bad debts	(4)	(4)
Depreciation	861	478
Amortization of intangibles	1,238	765
Stock based compensation expense	1,316	925
Changes in operating assets and liabilities
Accounts receivable, net	16,313	7,828
Inventories	3,974	3,108
Deferred costs/revenues/customer deposits, net	1,758	1,709
Accounts payable	(25,770)	(12,592)
Accrued expenses	(1,410)	(955)
Income tax payable (receivable)	(871)	999
Other	1,246	(133)
Net cash provided by operating activities	4,031	6,573

Cash flows from investing activities:
Purchase of investments	—	(9,978)
Maturities of investments	596	249
Sale of investments	2,294	—
Purchase of property and equipment	(2,479)	(610)
Net cash provided by (used in) investing activities	411	(10,339)

Cash flows from financing activities:
Proceeds from stock offering, net of offering costs	—	17,453
Excess tax from stock compensation	553	113
Proceeds from issuance of common stock from option exercise	321	494
Tax withholding payments reimbursed by restricted stock	(730)	—
Net cash provided by financing activities	144	18,060

Increase in cash	4,586	14,294
Cash, beginning of period	18,947	8,988
Cash, end of period	$23,533	$23,282

Supplementary cash flow information:
Cash paid for income taxes	$3,949	$1,942
Cash received for income tax refunds	—	117

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

The financial statements presented herein as of June 30, 2012, and for the three months and six months ended June 30, 2012 and 2011, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; continuing receipt of vendor incentives; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the length of our sales cycle; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating our acquisition of Midwave Corporation, as well as future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; future changes in effective tax rates; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably. We cannot assure that we can grow or maintain our revenue and backlog from current levels. Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2011 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In May 2011, the FASB issued an update to ASC 820 Fair Value Measurement (“ASC 820”): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The update requires an entity with fair value measurement disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements.  The update to ASC 820 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this update did not have a material impact on our financial statements.

In June 2011, the FASB issued an update to ASC 220 Fair Comprehensive Income (“ASC 820”): Presentation of Comprehensive Income.  The update eliminates the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance now requires an entity to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The update to ASC 220 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. Adoption of this update did not have an impact on our financial statements.

In September 2011, the FASB issued an update to ASC 350 Intangibles — Goodwill and Other (“ASC 350”): Testing Goodwill for Impairment. The update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update to ASC 350 is effective for fiscal years, and interim periods within those years beginning, after December 15, 2011. Adoption of this update did not have a material impact on our financial statements.

2.             Net Earnings per Share

We compute basic net earnings per share using the weighted average number of shares outstanding.  Diluted net earnings per share include the effect of common stock equivalents, if any, for each period.  Diluted net earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net earnings	$3,219	$2,697	$5,380	$4,445

Basic:
Weighted average common shares outstanding	18,064	17,190	18,064	17,190
Weighted average common shares of stock that has not vested	(1,011)	(833)	(1,052)	(2,184)
Shares used in the computation of basic net earnings per share	17,053	16,357	17,012	15,006
Net earnings per share — basic	$0.19	$0.16	$0.32	$0.30

Diluted:
Shares used in the computation of basic net earnings per share	17,053	16,357	17,012	15,006
Employee and non-employee director stock options	113	113	105	110
Restricted stock that has not yet vested	279	370	266	340
Shares used in the computation of diluted net earnings per share	17,445	16,840	17,383	15,456
Net earnings per share - diluted	$0.18	$0.16	$0.31	$0.29

We excluded the following restricted stock grants that have not yet vested and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Non-vested restricted common stock	27,000	51,000	27,000	94,000

Options to purchase shares of common stock	—	7,500	—	7,500

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

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $579,000 and $370,000 for the three months ended June 30, 2012 and 2011, respectively.  Total stock-based compensation expense related to restricted stock was $1.0 million and $667,000 for the six months ended June 30, 2012 and 2011, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $3.9 million at June 30, 2012 which we will amortize ratably through January 2016.

The following table summarizes our restricted stock activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2012	1,079,058	$5.60
Granted	203,728	$8.90
Cancelled	(76,300)	$7.10
Shares vested	(245,057)	$4.29
Restricted stock at June 30, 2012	961,429	$6.52

Stock Options:

Total stock-based compensation expense related to stock options was $60,000 and $65,000 for the three months ended June 30, 2012 and 2011, respectively.  Total stock-based compensation expense related to stock options was $121,000 and $134,000 for the six months ended June 30, 2012 and 2011, respectively.  Unrecognized stock-based compensation expense related to stock options was $255,000 at June 30, 2012 which we will amortize ratably through July 2013.

The following table represents stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2012	667,382	$3.52
Options granted	—	—
Options exercised	(87,775)	3.67
Options cancelled	(3,250)	4.11
Outstanding options as of June 30, 2012	576,357	$3.50	6.05
Exercisable options as of June 30, 2012	351,357	$3.49	0.79

Other:

During the three months ended June 30, 2012 and 2011, we recognized expense of $86,000 and $64,000 related to the issuance of 9,000 and 9,216 shares of fully vested common stock, respectively, to members of our Board of Directors.  During the six months ended June 30, 2012 and 2011, we recognized expense of $172,000 and $124,000, respectively, related to the issuance of 18,000 and 18,607 shares, respectively, of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended June 30, 2012 and 2011, our effective tax rate was 40.5% and 38.4%, respectively.  For the first six months of 2012 and 2011, our effective tax rate was 40.3% and 39.8%, respectively.  The higher tax rate for the three and six months ended June 30, 2012 as compared to the same periods in 2011 resulted primarily from the impact of a slight increase in our statutory tax rate, from 34% in 2011 to 35% in 2012, and the ratio of permanent differences to net earnings. Our permanent differences increased at a higher rate than our earnings for the three and six months ended June 30, 2012 than in the comparable 2011 periods, which resulted in a higher effective tax rate in 2012.  We expect our annual effective tax rate for 2012 to be 40.5%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and six months ended June 30, 2012, we recorded income tax expense of $2.2 million and $3.6 million, respectively, with an effective tax rate of 40% for both periods.

We assess our uncertain tax positions for tax years that are still open for examination.  As of June 30, 2012 and 2011, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of June 30, 2012 and 2011, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2011 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

5.             Goodwill and Valuation of Long-Lived Assets

We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  We perform an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-life intangible assets or other long lived assets include the following:  loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry conditions, economic or regulatory changes or a significant decline in market capitalization.

We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker.  Accordingly, we complete our goodwill impairment testing on this single reporting unit.

In conducting the annual impairment test of our goodwill, qualitative factors are first examined to determine whether the existence of events, or circumstances, indicate that it is more likely than not that the fair value of a reporting unit is less than it carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Goodwill was $32.4 million as of June 30, 2012 and December 31, 2011.  We conducted our annual goodwill impairment test as of December 31, 2011, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of June 30, 2012 and December 31, 2011, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

		As of June 30, 2012			As of December 31, 2011
	Amortizable	(in thousands)
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$13,213	$(5,835)	$7,378	$13,213	$(4,729)	$8,484
Services agreement	4	67	(46)	21	67	(38)	29
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(120)	358	478	(40)	438
Trademarks	3	263	(223)	40	263	(179)	84
Order backlog	3 months — 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$16,650	$(8,853)	$7,797	$16,650	$(7,615)	$9,035

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)				Statement of Operations
	2012	2011	2012	2011	Classification
Customer relationships	$553	$298	$1,106	$596	Operating expenses
Services agreement	4	4	8	8	Operating expenses
Certification	—	59	—	117	Operating expenses
Covenant not to compete	40	—	80	—	Operating expenses
Trademarks	22	22	44	44	Operating expenses
Total identified intangible assets	$619	$383	$1,238	$765

Based on the identified intangible assets recorded at June 30, 2012, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2012	$1,234
2013	1,733
2014	1,620
2015	1,502
2016	1,247
Thereafter	461
$7,797

6.             Short Term Investments

The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Certificates of Deposit	$596	—	—	$596

December 31, 2011
Certificates of Deposit	$1,486	—	—	$1,486
Variable Rate Demand Notes	2,000	—	—	2,000

As of June 30, 2012 and December 31, 2011, we had no unrealized holding gains/losses on investments.

Our $596,000 of short term investments are comprised of fully insured certificates of deposits with maturities within thirty days and interest rates ranging from 0.45% to 0.55%.

7.             Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of June 30, 2012.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of June 30, 2012 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of June 30, 2012 (in thousands)
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$23,533	$23,533	—	—
Certificates of Deposit	596	596	—	—
Total assets measured at fair value	$24,129	$24,129	—	—

8.             Line of Credit

We have available for use a line of credit not to exceed $10.0 million with Wells Fargo Bank, N.A. which expires on July 31, 2012. As of June 30, 2012, we had no borrowings outstanding on the line of credit. The credit line bears interest at 2.0% above the bank’s three month LIBOR rate and requires us to meet certain financial covenants.  At June 30, 2012, we were in compliance with the covenants.

On July 31, 2012, we entered into the Third Amendment to Credit Agreement, which amended the existing line of credit agreement with Wells Fargo Bank, N.A (“Amended Agreement”). The Amended Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million that now matures on July 31, 2014. In connection with the extension of the maturity date, we executed an Amended and Restated Revolving Line of Credit Note. The credit line continues to bear interest at 2.0% above the bank’s three month LIBOR rate.

The other terms, conditions, and financial covenants in the Amended Agreement are substantially the same as those defined in the original line of credit agreement. In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility.

9.                                       Lease Receivables

In June 2012, we entered into a sales-type lease agreement with a single customer resulting from the sale of certain products. Our lease receivable is recorded at cost within the accounts receivable, net balance on our balance sheet and is due in monthly installments over an initial term of two years. Cash received and applied against this receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The contractual amounts due under sales-type leases at June 30, 2012 were as follows (in thousands):

Contractual Amounts Due Under Leases
Gross finance receivables	$1,150
Unearned income	(88)
Net investment in sales-type lease receivables	$1,062

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of June 30, 2012, there were no amounts past due related to lease receivables.

10.                                 12-Month Earnings Statement

Pursuant to section 11(A) of the Securities Act of 1933 and Rule 158 promulgated thereunder, the following is an unaudited quarterly and 12-month earnings statement covering the period from July 1, 2011 through June 30, 2012.

	Three Months Ended				Twelve Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	June 30, 2012
	(in thousands)
Net sales	$90,140	$114,712	$119,088	$120,042	$443,982
Cost of sales	68,900	88,774	91,762	92,009	341,445
Gross profit	21,240	25,938	27,326	28,033	102,537
Operating expenses	16,381	21,383	23,714	22,622	84,100
Earnings from operations	4,859	4,555	3,612	5,411	18,437
Interest income (expense), net	(8)	14	(10)	(2)	(6)
Earnings before income taxes	4,851	4,569	3,602	5,409	18,431
Income tax expense	2,058	1,962	1,441	2,190	7,651
Net earnings	$2,793	$2,607	$2,161	$3,219	$10,780
Net earnings per common share:
Basic	$0.17	$0.16	$0.13	$0.19	$0.64
Diluted	0.16	0.15	0.12	0.18	0.63

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “should,” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; continuing receipt of vendor incentives; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the length of our sales cycle; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating our acquisition of Midwave Corporation, as well as future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; future changes in effective tax rates; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably. We cannot assure that we can grow or maintain our revenue and backlog from current levels.  Additional risks, uncertainties and other factors are included in the “Risk Factors” section on our Annual Report on Form 10-K for the year ended December 31, 2011.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Any forward-looking statement made by us in this report is based on information currently available to us and speaks only on the date on which it is made.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

OVERVIEW

We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid- and large-size companies, we assess, design, deploy and support infrastructures such as servers, storage and networks. We also resell hardware and software from the industry’s leading original equipment manufacturers (“OEMs”) as part of our customer offerings. Our portfolio of solutions and services spans four practices: consolidation and virtualization, data storage protection, advanced network infrastructures and business continuity and disaster recovery solutions.  We offer a full suite of practice-specific consulting, analysis, design, implementation, management and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of June 30, 2012, we have 30 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.6	75.8	76.8	75.8
Gross profit	23.4	24.2	23.2	24.2
Operating expenses:
Sales and marketing	10.2	10.5	10.4	10.6
General and administrative	3.9	4.1	3.9	4.3
Engineering	4.3	4.3	4.6	4.7
Integration and transaction costs	—	—	—	—
Amortization of intangibles	0.5	0.4	0.5	0.4
Total operating expenses	18.8	19.3	19.4	20.0
Earnings from operations	4.5%	4.9%	3.8%	4.2%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Product sales	$77,294	$56,540	$157,534	$112,140
Service sales	42,748	32,941	81,596	63,035

Product gross profit	$17,489	$13,573	$35,145	$26,947
Service gross profit	10,544	8,106	20,214	15,487

Product gross profit as a percentage of product sales	22.6%	24.0%	22.3%	24.0%
Service gross profit as a percentage of service sales	24.7%	24.6%	24.8%	24.6%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and six months ended June 30, 2012, product sales represented 64.4% and 65.9%, respectively, of our total sales compared to 63.2% and 64.0%, respectively, for the comparable periods in 2011. The increase in our product sales reflects the impact of our acquisition of Midwave Corporation in October 2011 (“Midwave acquisition”) and the increase in product offerings due to our transition to servicing the complete data center.  In addition to storage, our server and network sales have increased as part of our strategy to deliver data center hardware, software and services.  Going forward, we expect our customers will continue to closely scrutinize their expenditures and what impact, if any, current economic conditions may have on the growth and profitability of their business.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

Our service sales increased for the three and six months ended June 30, 2012, as compared to the same period in 2011.  With the impact of the Midwave acquisition and growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts.  Without continued sustainable growth in our product sales going forward, we expect our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 5% or greater of our sales for the three and six months ended June 30, 2012 or 2011.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 23.4% for the quarter ended June 30, 2012, as compared to 24.2% for the comparable quarter in 2011.  Our total gross profit as a percentage of net sales decreased to 23.2% for the six months ended June 30, 2012, as compared to 24.2% for the comparable period in 2011.   Product gross profit as a percentage of product sales decreased to 22.6% in the second quarter of 2012 from 24.0% for the comparable quarter in 2011.  Product gross profit as a percentage of product sales decreased to 22.3% for the six months ended June 30, 2012 from 24.0% for the same period in 2011.  Service gross profit as a percentage of service sales increased to 24.7% for the second quarter of 2012 from 24.6% for the comparable quarter in 2011.  Service gross profit as a percentage of service sales increased to 24.8% for the six months ended June 30, 2012 from 24.6% for the same period in 2011.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit as a percentage of product sales for the three and six months ended June 30, 2012 were lower than prior periods. We have experienced a decrease in our product gross profit percentage as we saw an increase in our networking and server business, which historically has carried lower gross margins. The product gross margin percentages we achieved in the first quarters of 2012 and 2011 fall within the range of product gross margin percentages we expect as our strategy continues to mature. Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices. Vendor incentives were $1.8 million and $1.4 million, respectively, for the three month periods ended June 30, 2012 and 2011.  Vendor incentives were $3.7 million and $2.7 million, respectively, for the six month periods ended June 30, 2012 and 2011.  As a percentage of product cost of goods sold, vendor incentives were 2.9% and 3.4%, respectively, for the three months ended June 30, 2012 and 2011 and 3.0% and 3.2%, respectively, for the six months ended June 30, 2012 and 2011, respectively. Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time. Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future. We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2012 will be between 21% and 23%.

Service gross profit as a percentage of service sales for the three and six months ended June 30, 2012 increased 0.1% and 0.2%, respectively, as compared to the same periods in 2011.  This increase is primarily due to a slight improvement in the gross margin percentage for our installation and professional services as we sold more professional services that were delivered by our technical engineering groups which generally carry higher margins. We expect that service gross margins will be within the 23% to 25% range for the remainder of fiscal year 2012.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $12.2 million, or 10.2% of net sales for the quarter ended June 30, 2012, compared to $9.4 million, or 10.5% of net sales for the second quarter in 2011.  Sales and marketing expenses totaled $24.8 million, or 10.4% of net sales for the six months ended June 30, 2012, compared to $18.6 million, or 10.6% of net sales for the same period in 2011.

Sales and marketing expenses increased $2.8 and $6.2 million for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011.  These increases are primarily due to increases in variable compensation, including commissions and bonuses, of $1.5 million and $3.8 million for the three and six months ended June 30, 2012, respectively, commensurate with the increase in revenues for the period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $4.6 million, or 3.9% of net sales for the quarter ended June 30, 2012, compared to $3.7 million, or 4.1% of net sales for the second quarter in 2011.  General and administrative expenses were $9.3 million, or 3.9% of net sales for the six months ended June 30, 2012, compared to $7.5 million, or 4.3% of net sales for the same period in 2011.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and six month periods ended June 30, 2012 as compared to the same periods in 2011.

General and administrative expenses increased $933,000 and increased $1.8 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The increase in general and administrative expenses for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to an increase of $367,000 in rent, depreciation, and facility charges, an increase of $165,000 in outside services, and an increase of $145,000 in salary and benefit expenses for headcount additions to support our business growth. The increase in general and administrative expenses for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to an increase of $598,000 in rent, depreciation, and facility charges, an increase of $340,000 in salary and benefit expenses for headcount additions to support our business growth, and an increase of $234,000 in outside services.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $5.2 million, or 4.3% of net sales for the quarter ended June 30, 2012, compared to $3.8 million, or 4.3% of net sales for the second quarter in 2011.  Engineering expenses were $10.9 million, or 4.6% of net sales for the six months ended June 30, 2012, compared to $8.2 million, or 4.7% of net sales for the same period in 2011.

Engineering expenses increased $1.3 million and $2.7 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  The increase in engineering expenses for the three months ended June 30, 2012 is primarily due to an increase in salaries, benefits, bonuses and commissions of $2.6 million and travel expenses of $240,000 associated with the increase in engineering headcount from our Midwave acquisition. This was partially offset by an increase of $1.9 million in cost allocations to our cost of service sales, commensurate with the increase in our professional services sales. The increase in engineering expenses for the six months ended June 30, 2012 is primarily due to an increase in salaries, benefits, bonuses and commissions of $5.4 million and travel expenses of $428,000 associated with the increase in engineering headcount from our Midwave acquisition. This was partially offset by an increase of $3.6 million in cost allocations to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $20,000 and $0 of integration and transaction costs for the six months ended June 30, 2012 and 2011, respectively.  We did not have any transaction costs during the three months ended June 30, 2012 or 2011. Integration and transaction expenses in 2012 for the Midwave acquisition included audit and other outside consulting fees.

Amortization of Intangibles.  We had $619,000 of intangible asset amortization expenses for the three months ended June 30, 2012 as compared to intangible amortization expenses of $383,000 for the same three months in 2011.  We had $1.2 million of intangible asset amortization expenses for the six months ended June 30, 2012 as compared to intangible amortization of expenses of $765,000 for the same six months in 2011.  The increase in amortization of intangibles expenses in 2012 as compared to 2011 are primarily due to the Midwave acquisition. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of 3 years, 3 months and 5 years, respectively.

Earnings from Operations.  We had earnings from operations of $5.4 million compared to $4.4 million for the three months ended June 30, 2012 and 2011, respectively.  We had earnings from operations of $9.0 million compared to $7.4 million for the six months ended June 30, 2012 and 2012, respectively. The earnings from operations for the three and six months ended June 30, 2012 is a result of the financial leverage we achieved by keeping operating expenses relatively flat and realizing substantial growth in our revenues and gross margins.

Income Taxes.  We had income tax expense of $2.2 million and income tax expense of $1.7 million for the three months ended June 30, 2012 and 2011, respectively.  We had income tax expense of $3.6 million and income tax expense of $2.9 million for the six months ended June 30, 2012 and 2011, respectively.  Our estimated effective tax rate for the three months ended June 30, 2012 was 40.5%.  Our estimated effective tax rate for the six months ended June 30, 2012 was 40.3%. For the balance of 2012, we expect to report an income tax provision using an effective tax rate of approximately 40.5%.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2012	2011
Total cash provided by (used in):
Operating activities	$4,031	$6,573
Investing activities	411	(10,339)
Financing activities	144	18,060
Increase in cash	$4,586	$14,294

Net cash provided by operating activities was $4.0 million and $6.6 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash provided by operations was due primarily to a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in net earnings of $5.4 million. Net cash provided by operating activities for the six months ended June 30, 2011 was primarily due to our net earnings of $4.4 million and non-cash items including depreciation of $478,000 and amortization of intangibles of $765,000 for the six months ended June 30, 2011.

Net cash provided by investing activities was $411,000 for the six months ended June 30, 2012. Net cash used in investing activities was $10.3 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, the sale of $2.3 million of investments and the maturity of $596,000 of investments were partially offset by the purchase of $2.5 million in property and equipment. The primary use of cash for the first six months of 2011 was for the purchase of $9.7 million in short term investments.  For the remainder of 2012, we are planning for capital expenditures of up to $500,000 related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $144,000 for the six months ended June 30, 2012, due mainly to stock-based compensation transactions during the period. Net cash provided by financing activities was $18.1 million for the six months ended June 30, 2012 which is primarily from proceeds from our public stock offering. On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We did not receive any proceeds from the shares sold by the selling shareholder, therefore, such amounts are not reflected in the net cash provided by financing activities for the six months ended June 30, 2011.

On March 31, 2011, we entered into a Credit Agreement with Wells Fargo Bank, NA. The Credit Agreement provides for a line of credit not to exceed $10.0 million for general working capital purposes.  The line of credit is secured by substantially all of our personal property and expires on July 31, 2012.  Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes. As of June 30, 2012, we had no borrowings outstanding on the line of credit and could borrow the full $10.0 million available.

On July 31, 2012, we entered into the Third Amendment to Credit Agreement, which amended our existing line of credit agreement with Wells Fargo Bank, N.A (“Amended Agreement”). The Amended Agreement continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million that now matures on July 31, 2014. In connection with the extension of the maturity date, we executed an Amended and Restated Revolving Line of Credit Note. The credit line continues to bear interest at 2.0% above the bank’s three month LIBOR rate.

The other terms, conditions, and financial covenants in the Amended Agreement are substantially the same as those defined in the original line of credit agreement. In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility.

OFF-BALANCE SHEET ARRANGMENTS

We do not have any special purpose entities or off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Other than the discussion below, there have been no material changes to our contractual obligations outside the normal course of business.

As a result of our acquisition of certain assets of Midwave Corporation in October 2011, we are the successor in interest to a lease where Midwave was the tenant (“Original Lease”) dated August 9, 2010. The Original Lease was for 20,851 square feet of office space.  In December 2011, we entered into a First Amendment to Lease (the “Amendment”) to the Original Lease for approximately 32,906 additional square feet of office space (“Expansion Space”), which provided us with approximately 54,000 total square feet available for our operations. On March 1, 2012, we began to occupy the Expansion Space.   The Expansion Space results in additional future obligations of $2.8 million, of which $261,000 is due in less than one year, $803,000 is due in one to three years, $836,000 is due in three to five years, and $943,000 is due in more than five years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended June 30, 2012 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2011 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures, in our 2011 Annual Report on Form 10-K.

Item 4. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 10, 2012	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 000-29758)).

10.1

Datalink Corporation 2011 Incentive Compensation Plan, as amended (Incorporated by reference to Appendix A in our Definitive Proxy Statement on Schedule 14A filed on March 30, 2012 (File No. 000-29758)).

10.2	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to exhibit 10.3 in our Form 10-Q for the period ended June 30, 2011 filed on August 11, 2011 (File No. 000-29758)).

10.3	Form of Restricted Stock Agreement for Employees (Incorporated by reference to exhibit 10.4 in our Form 10-Q for the period ended June 30, 2011 filed on August 11, 2011 (File No. 000-29758)).

10.4	Form of Incentive Stock Option Agreement (Incorporated by reference to exhibit 10.5 in our Form 10-Q for the period ended June 30, 2011 filed on August 11, 2011 (File No. 000-29758)).

10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to exhibit 10.6 in our Form 10-Q for the period ended June 30, 2011 filed on August 11, 2011 (File No. 000-29758)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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