Form 10-Q
period 2012-09-30
DATALINK CORP
filed 2012-11-09
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2012

or

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

As of November 7, 2012, 18,521,334 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$29,156	$18,947
Short term investments	—	3,486
Accounts receivable, net	69,621	102,289
Inventories	1,728	1,736
Deferred customer support contract costs	69,613	62,901
Inventories shipped but not installed	6,046	9,779
Income tax receivable	3,557	405
Other current assets	599	1,169
Total current assets	180,320	200,712
Property and equipment, net	5,745	3,453
Goodwill	32,446	32,446
Finite life intangibles, net	7,178	9,035
Deferred customer support contract costs non-current	34,224	28,785
Deferred tax asset	3,191	3,159
Other assets	294	361
Total assets	$263,398	$277,951

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,816	$63,292
Accrued commissions	4,639	5,069
Accrued sales and use tax	1,385	2,574
Accrued expenses, other	5,047	5,209
Deferred taxes	7,459	7,459
Customer deposits	2,518	2,145
Deferred revenue from customer support contracts	84,228	76,998
Other current liabilities	99	85
Total current liabilities	132,191	162,831
Deferred revenue from customer support contracts non-current	40,625	34,740
Other liabilities	896	195
Total liabilities	173,712	197,766

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 18,056,551 and 17,899,171 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	18	18
Additional paid in capital	68,411	66,213
Retained earnings	21,257	13,954
Total stockholders’ equity	89,686	80,185
Total liabilities and stockholders’ equity	$263,398	$277,951

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Products	$64,052	$55,671	$221,586	$167,811
Services	40,722	34,469	122,318	97,504
	104,774	90,140	343,904	265,315
Cost of sales:
Cost of products	49,795	42,963	172,184	128,156
Cost of services	30,967	25,937	92,349	73,485
Total cost of sales	80,762	68,900	264,533	201,641
Gross profit	24,012	21,240	79,371	63,674
Operating expenses:
Sales and marketing	10,052	8,760	34,829	27,321
General and administrative	4,228	3,802	13,580	11, 326
Engineering	5,755	3,886	16,704	12,091
Other income	—	(574)	—	(574)
Integration and transaction costs	103	125	123	125
Amortization of intangibles	619	382	1,857	1,147
	20,757	16,381	67,093	51,436
Earnings from operations	3,255	4,859	12,278	12,238
Interest income (expense), net	13	(8)	1	(4)
Earnings before income taxes	3,268	4,851	12,279	12,234
Income tax expense	1,345	2,058	4,976	4,996
Net earnings	$1,923	$2,793	$7,303	$7,238

Net earnings per common share:
Basic	$0.11	$0.17	$0.43	$0.47
Diluted	0.11	0.16	0.42	0.45
Weighted average common shares outstanding:
Basic	17,085	16,432	17,036	15,488
Diluted	17,585	16,963	17,465	15,962

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$7,303	$7,238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Benefits for bad debts	(35)	(6)
Depreciation	1,201	716
Amortization of intangibles	1,857	1,147
Deferred income taxes	(32)	187
Stock based compensation expense	2,041	1,670
Changes in operating assets and liabilities
Accounts receivable	32,703	6,867
Inventories	3,741	5,500
Deferred costs/revenues/customer deposits, net	1,337	19
Accounts payable	(36,476)	(14,737)
Accrued expenses	(1,781)	(897)
Income tax receivable	(3,152)	598
Other	1,352	(114)
Net cash provided by operating activities	10,059	8,188

Cash flows from investing activities:
Purchase of investments	—	(9,978)
Maturities of investments	1,192	—
Sale of investments	2,294	5,737
Purchase of property and equipment	(3,493)	(696)
Net cash used in investing activities	(7)	(4,937)

Cash flows from financing activities:
Proceeds from stock offering, net of offering costs	—	17,453
Excess tax from stock compensation	557	287
Proceeds from issuance of common stock from option exercise	330	841
Tax withholding payments reimbursed by restricted stock	(730)	—
Net cash provided by financing activities	157	18,581

Increase in cash and cash equivalents	10,209	21,832
Cash and cash equivalents, beginning of period	18,947	8,988
Cash and cash equivalents, end of period	$29,156	$30,820

Supplementary cash flow information:
Cash paid for income taxes	$7,604	$4,010
Cash received for income tax refunds	$—	$113

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

The financial statements presented herein as of September 30, 2012, and for the three months and nine months ended September 30, 2012 and 2011, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; continuing receipt of vendor incentives; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the length of our sales cycle; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating completed and future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; future changes in effective tax rates; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably. We cannot assure that we can grow or maintain our revenue and backlog from current levels. Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes included in our 2011 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

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

In July 2012, the FASB issued an update to ASC 350: Testing Indefinite-Lived Intangible Assets for Impairment. This update states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350. Under the guidance in this update, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments to ASC 350 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this update did not have a material impact on our financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net earnings	$1,923	$2,793	$7,303	$7,238

Basic:
Weighted average common shares outstanding	18,057	17,531	18,057	17,531
Weighted average common shares of restricted stock that has not vested	(972)	(1,099)	(1,021)	(2,043)
Shares used in the computation of basic net earnings per share	17,085	16,432	17,036	15,488
Net earnings per share — basic	$0.11	$0.17	$0.43	$0.47

Diluted:
Shares used in the computation of basic net earnings per share	17,085	16,432	17,036	15,488
Employee and non-employee director stock options	60	112	64	100
Restricted stock that has not vested	440	419	365	374
Shares used in the computation of diluted net earnings per share	17,585	16,963	17,465	15,962
Net earnings per share — diluted	$0.11	$0.16	$0.42	$0.45

We excluded the following restricted stock grants that have not vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Non-vested common stock	—	51,000	18,000	64,500

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

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $591,000 and $619,000 for the three months ended September 30, 2012 and 2011, respectively.  Total stock-based compensation expense related to restricted stock was $1.6 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $3.2 million at September 30, 2012 which we will amortize ratably through January 2016.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2012	1,079,058	$5.60
Granted	203,728	8.90
Cancelled	86,300	7.15
Shares vested	245,057	4.29
Restricted stock at September 30, 2012	951,429	$6.51

Stock Options:

Total stock-based compensation expense related to stock options was $60,000 and $65,000 for the three months ended September 30, 2012 and 2011, respectively.  Total stock-based compensation expense related to stock options was $181,000 and $199,000 for the nine months ended September 30, 2012 and 2011, respectively.  Unrecognized stock-based compensation expense related to stock options was $195,000 at September 30, 2012 which we will amortize ratably through July 2013.

The following table represents stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2012	667,382	$3.52
Options granted	—	—
Options exercised	(90,092)	3.67
Options cancelled	(4,250)	4.06
Outstanding options as of September 30, 2012	573,040	$3.49	5.82
Exercisable options as of September 30, 2012	348,040	$4.62	7.39

Other:

During the three months ended September 30, 2012 and 2011, we recognized expense of $75,000 and $61,000 related to the issuance of 9,000 shares of fully vested common stock to members of our Board of Directors in each of the three months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, we recognized expense of $246,000 and $185,000 related to the issuance of 27,000 and 27,607 shares of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended September 30, 2012 and 2011, our effective tax rate was 41.2% and 42.3%, respectively.  For the nine months ended September 30, 2012 and 2011, our effective tax rate was 40.5% and 40.8%, respectively.  The lower tax rate for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 resulted primarily from the ratio of discrete items to net earnings. We recognized benefits from approximately $5,000 of discrete item adjustments during the three months ended September 30, 2012 and expense from approximately $55,000 of discrete item adjustments during the three months ended September 31, 2011. These adjustments decreased our effective tax rate to 41.2% for the three months ended September 30, 2012 and increased our effect tax rate to 42.3% for the three months ended September 30, 2011. We recognized benefits from approximately $32,000 of discrete item adjustments during the nine months ended September 30, 2012 and expense from approximately $106,000 of discrete item adjustments during the nine months ended September 30, 2011. These adjustments decreased our effective tax rate to 40.5% for the nine months ended September 30, 2012 and increased our effect tax rate to 40.8% for the nine months ended September 30, 2011. We expect our annual effective tax rate for 2012 to be 40.5%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and nine months ended September 30, 2012, we recorded income tax expense of $1.3 million and $5.0 million, respectively, with effective tax rates of 41.2% and 40.5%.

We assess our uncertain tax positions for tax years that are still open for examination.  As of September 30, 2012 and 2011, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of September 30, 2012 and 2011, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2011 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

Goodwill was $32.4 million as of September 30, 2012 and December 31, 2011. We conducted our annual goodwill impairment test as of December 31, 2011, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of September 30, 2012 and December 31, 2011, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

		As of September 30, 2012			As of December 31, 2011
	Amortizable	(in thousands)
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	6-8	$13,213	$(6,389)	$6,824	$13,213	$(4,729)	$8,484
Services agreement	4	67	(50)	17	67	(38)	29
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(159)	319	478	(40)	438
Trademarks	3	263	(245)	18	263	(179)	84
Order backlog	3 months – 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$16,650	$(9,472)	$7,178	$16,650	$(7,615)	$9,035

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2012	2011	2012	2011	Classification
Customer relationships	$553	$298	$1,659	$894	Operating expenses
Services agreement	4	5	12	13	Operating expenses
Certification	—	58	—	175	Operating expenses
Covenant not to compete	40	—	120	—	Operating expenses
Trademarks	22	21	66	65	Operating expenses
Total identified intangible assets	$619	$382	$1,857	$1,147

Based on the identified intangible assets recorded at September 30, 2012, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2012	$615
2013	1,733
2014	1,620
2015	1,502
2016	1,247
Thereafter	461
$7,178

6.             Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of September 30, 2012.

The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate cost because of their short maturities. We believe the carrying value of lease receivables of $934,000 at September 30, 2012 approximates fair value.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of September 30, 2012 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements as of September 30, 2012 (in thousands)
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$29,156	$29,156	$—	$—
Total assets measured at fair value	$29,156	$29,156	$—	$—

7.                                      Line of Credit

We have available for use a line of credit of $10.0 million with Wells Fargo Bank, N.A. which was amended on July 31, 2012 to extend the maturity date to July 31, 2014. The line of credit continues to bear interest at 2.0% above the bank’s three month LIBOR rate. In addition, the line of credit continues to require us to meet certain financial covenants. As of September 30, 2012, we had no borrowings outstanding on the line of credit and could borrow the full $10.0 million available. At September 30, 2012, we were in compliance with the covenants.

On October 2, 2012, we entered into the Fourth Amendment to Credit Agreement (“Amended Agreement”), which amended our existing line of credit agreement with Wells Fargo Bank, N.A. Under the Amended Agreement, the maximum borrowing amount was increased to $15.0 million and certain provisions to the existing line of credit were amended to permit our acquisition of Strategic Technologies, Inc. (“StraTech”). The credit line continues to bear interest at 2.0% above the bank’s three month LIBOR rate and will mature on July 31, 2014.

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

8.                                      Lease Receivables

In June 2012, we entered into a sales-type lease agreement with a single customer resulting from the sale of certain products. Our lease receivable is recorded at cost within the accounts receivable, net balance on our balance sheet and is due in monthly installments over an initial term of two years. Cash received and applied against this receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The contractual amounts due under sales-type leases at September 30, 2012 were as follows (in thousands):

Contractual Amounts Due Under Leases
Gross finance receivables	$1,000
Unearned income	(66)
Net investment in sales-type lease receivables	$934

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. As of September 30, 2012, there were no amounts past due related to lease receivables.

9.                                      Subsequent Event

On October 4, 2012, we purchased substantially all of the assets and liabilities of StraTech. StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for approximately $13.2 million in cash and the issuance of 269,783 shares of Datalink common stock, assumed approximately $20.8 million of StraTech’s liabilities and acquired approximately $16.0 million of assets, subject to adjustment expected to be performed within 90-120 days after October 4, 2012. We reported the terms of the StraTech transaction on our Current Report on Form 8-K filed with the SEC on October 4, 2012 (File No. 000-29758).

In addition, as discussed in Footnote 7, we entered into the Amended Agreement with Wells Fargo Bank, N.A.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “should,” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; continuing receipt of vendor incentives; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; the length of our sales cycle; fixed employment costs that may impact profitability if we suffer revenue shortfalls; revenue recognition policies that may unpredictably defer reporting of our revenues; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; risks associated with integrating our completed and future acquisitions; fluctuations in our quarterly operating results; future changes in applicable accounting rules; future changes in effective tax rates; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably. We cannot assure that we can grow or maintain our revenue and backlog from current levels.  Additional risks, uncertainties and other factors are included in the “Risk Factors” section on our Annual Report on Form 10-K for the year ended December 31, 2011.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Any forward-looking statement made by us in this report is based on information currently available to us and speaks only on the date on which it is made.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of September 30, 2012, we have 30 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1	76.4	76.9	76.0
Gross profit	22.9	23.6	23.1	24.0
Operating expenses:
Sales and marketing	9.6	9.7	10.1	10.3
General and administrative	4.0	4.2	3.9	4.3
Engineering	5.5	4.3	4.9	4.6
Other income	—	(0.6)	—	(0.2)
Integration and transaction costs	0.1	0.2	—	—
Amortization of intangibles	0.6	0.4	0.6	0.4
Total operating expenses	19.8	18.2	19.5	19.4
Earnings from operations	3.1%	5.4%	3.6%	4.6%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Product sales	$64,052	$55,671	$221,586	$167,811
Service sales	40,722	34,469	122,318	97,504

Product gross profit	$14,257	$12,708	$49,402	$39,655
Service gross profit	9,755	8,532	29,969	24,019

Product gross profit as a percentage of product sales	22.3%	22.8%	22.3%	23.6%
Service gross profit as a percentage of service sales	24.0%	24.8%	24.5%	24.6%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and nine months ended September 30, 2012, product sales represented 61.1% and 64.4%, respectively, of our total sales compared to 61.8% and 63.2%, respectively, for the comparable periods in 2011. The increase in our product sales reflects the impact of our acquisition of Midwave Corporation in October 2011 (“Midwave acquisition”) and the increase in product offerings due to our transition to servicing the complete data center. In addition to storage, our server and network sales have increased as part of our strategy to deliver data center hardware, software and services.  Going forward, we expect our customers will continue to closely scrutinize their expenditures and what impact, if any, current economic conditions may have on the growth and profitability of their business.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

Our service sales increased for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  With the impact of the Midwave acquisition and growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts.  Without continued sustainable growth in our product sales going forward, we expect our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our sales for the three and nine months ended September 30, 2012 or 2011.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 22.9% for the quarter ended September 30, 2012, as compared to 23.6% for the comparable quarter in 2011.  Our total gross profit as a percentage of net sales decreased to 23.1% for the nine months ended September 30, 2012, as compared to 24.0% for the comparable period in 2011.  Product gross profit as a percentage of product sales decreased to 22.3% in the third quarter of 2012 from 22.8% for the comparable quarter in 2011.  Product gross profit as a percentage of product sales decreased to 22.3% for the nine months ended September 30, 2012 from 23.6% for the same period in 2011.  Service gross profit as a percentage of service sales decreased to 24.0% for the third quarter of 2012 from 24.8% for the comparable quarter in 2011.  Service gross profit as a percentage of service sales decreased slightly to 24.5% for the nine months ended September 30, 2012 from 24.6% for the same period in 2011.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Product gross profit as a percentage of product sales for the three and nine months ended September 30, 2012 decreased 0.5% and 1.3%, respectively, as compared to the same periods in 2011. We have experienced a decrease in our product gross profit percentage as we saw an increase in our networking and server business, which historically has carried lower gross margins.  The product gross margin percentages we achieved in the third quarter 2012 fall within the range of product gross margin percentages we expect as our strategy continues to mature.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets. Vendor incentives were $1.6 million and $1.4 million, respectively, for the three month periods ended September 30, 2012 and 2011.  Vendor incentives were $5.3 million and $4.1 million, respectively, for the nine month periods ended September 30, 2012 and 2011.  As a percentage of product cost of goods sold, vendor incentives were 3.2% for the both three months ended September 30, 2012 and 2011, and 3.1% and 3.2% for the nine months ended September 30, 2012 and 2011, respectively. Several of our vendors have tightened eligibility for their programs in the current economic climate and may further change or terminate their programs at any time.  Accordingly, we cannot assure that we will achieve and receive similar vendor incentives in the future.  Taking into consideration our acquisition of Strategic Technologies, Inc. (“StraTech”), we expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2012 will be between 21% and 23%.

Service gross profit as a percentage of service sales for the three and nine months ended September 30, 2012 decreased 0.8% and 0.1%, respectively, as compared to the same periods in 2011.  This decrease is primarily due to a reduction in the gross margin percentage for our customer support contracts due to an increase in the sales of products on which we are not able to sell first call support and Datalink professional services, which carry lower gross margins.  Taking into consideration our acquisition of StraTech, we expect that service gross margins will be within the 23% to 25% range for the remainder of fiscal year 2012.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  Sales and marketing expenses totaled $10.1 million, or 9.6% of net sales for the quarter ended September 30, 2012, compared to $8.8 million, or 9.7% of net sales for the third quarter in 2011.  Sales and marketing expenses totaled $34.8 million, or 10.1% of net sales for the nine months ended September 30, 2012, compared to $27.3 million, or 10.3% of net sales for the same period in 2011.

Sales and marketing expenses increased $1.3 million and $7.5 million for the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods in 2011.  The increase in sales and marketing expenses for the three months ended September 30, 2012 is primarily due to an increase in variable compensation expense for the period, including commissions and bonuses of $808,000, commensurate with the increase in revenues for the period, and an increase in salary expense of $400,000 due in part to an increase in headcount as a result of the Midwave acquisition in October 2011. The increase in sales and marketing expenses for the nine months ended September 30, 2012 is primarily due to an increase in variable compensation expense, including commission and bonuses of $4.6 million, commensurate with the increase in revenues for the period, and an increase in salary expense of $1.3 million due in part to an increase in headcount as a result of the Midwave acquisition in October 2011.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $4.2 million, or 4.0% of net sales for the quarter ended September 30, 2012, compared to $3.8 million, or 4.2% of net sales for the third quarter in 2011.  General and administrative expenses were $13.6 million, or 3.9% of net sales for the nine months ended September 30, 2012, compared to $11.3 million, or 4.3% of net sales for the same period in 2011.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011.

General and administrative expenses increased $426,000 and $2.3 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in general and administrative expenses for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to an increase of $224,000 in salary expense for headcount additions to support our business growth and an increase of $172,000 in outside consulting expenses. The increase in general and administrative expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a combination of an increase in salary expense of $574,000 due to headcount additions and an increase in depreciation expense of $485,000 resulting from increased capital expenditures to support the growth of the business, and an increase outside consulting expenses of $406,000.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $5.8 million, or 5.5% of net sales for the quarter ended September 30, 2012, compared to $3.9 million, or 4.3% of net sales for the third quarter in 2011.  Engineering expenses were $16.7 million, or 4.9% of net sales for the nine months ended September 30, 2012, compared to $12.1 million, or 4.6% of net sales for the same period in 2011.

Engineering expenses increased $1.9 million and $4.6 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The increase in engineering expenses for the three months ended September 30, 2012 is primarily due to an increase in salaries and benefits of $2.4 million associated with the increase in engineering headcount from our Midwave acquisition. This was partially offset by an increase of $534,000 in cost allocations to our cost of service sales, commensurate with the increase in our professional services sales. The increase in engineering expenses for the nine months ended September 30, 2012 is primarily due to an increase in salaries and benefits of $7.4 million associated with the increase in engineering headcount from our Midwave acquisition. This was partially offset by an increase of $4.2 million in cost allocations to our cost of service sales, commensurate with the increase in our professional services sales.

Other Income.  We had no other income for the three and nine months ended September 30, 2012. Other income was $574,000 for the three and nine months ended September 30, 2011. Our 2009 Cross acquisition included a services agreement, which we also refer to as a reverse earn-out agreement,  which required Cross to purchase at least $1.8 million of networking products and services from us over three years.  Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount.  We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. At September 30, 2010 the first year of the three year reverse earn-out agreement came to an end and there was a shortfall between customer purchases and the guaranteed annual purchase of $503,000. At September 30, 2011 the second year of the three year reverse earn-out agreement came to an end and there was a shortfall between customer purchases and the guaranteed annual purchase of $574,000.  Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time.  Since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value, the shortfall amount of $503,000 represented a change in fair value of the acquisition date reverse earn-out and, in accordance with ASC 805-30-35 was classified as other income within operation expenses on our statement of operations.

Integration and Transaction Costs.  Integration and transactions costs were $103,000 for the quarter ended September 30, 2012, compared to $125,000 for the third quarter in 2011.  Integration and transaction costs were $123,000 for the nine months ended September 30, 2012, compared to $125,000 for the same period in 2011. Integration costs for 2012 are related to legal fees associated with our acquisition of StraTech. Integration costs for 2011 are related to legal fees associated with our October 2011 acquisition of Midwave Corporation.

Amortization of Intangibles.  We had $619,000 of intangible asset amortization expenses for the three months ended September 30, 2012 as compared to intangible amortization expenses of $382,000 for the same three months in 2011.  We had $1.9 million of intangible asset amortization expenses for the nine months ended September 30, 2012 as compared to intangible amortization of expenses of $1.1 million for the same nine months in 2011.  The increase in amortization of intangibles expenses in 2012 as compared to 2011 is primarily due to the Midwave acquisition. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of 3 years, 3 months and 5 years, respectively.

Earnings from Operations.  We had earnings from operations of $3.3 million compared to earnings from operations of $4.9 million for the three months ended September 30, 2012 and 2011, respectively.  We had earnings from operations of $12.3 million compared to earnings from operations of $12.2 million for the nine months ended September 30, 2012 and 2011, respectively. The earnings from operations for the three and nine months ended September 30, 2012 is a result of the financial leverage we achieved by keeping operating expenses relatively flat and realizing substantial growth in our revenues and gross margins.

Income Taxes.  We had income tax expense of $1.3 million and income tax expense of $2.1 million for the three months ended September 30, 2012 and 2011, respectively.  We had income tax expense of $5.0 million for the nine months ended September 30, 2012 and 2011, respectively.  Our estimated effective tax rate for the three and nine months ended September 30, 2012 was 41.2% and 40.5%, respectively. For the balance of 2012, we expect to report an income tax provision using an effective tax rate of approximately 40.5%.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2012	2011
Total cash provided by (used in):
Operating activities	$10,059	$8,188
Investing activities	(7)	(4,937)
Financing activities	157	18,581
Increase in cash and cash equivalents	$10,209	$21,832

Net cash provided by operating activities was $10.1 million and $8.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2012 was due primarily to net earnings of $7.3 million and non-cash add backs including depreciation of $1.2 million and amortization of intangibles of $1.9 million. Net cash provided by operating activities for the nine months ended September 30, 2011 was due primarily to net earnings of $7.2 million and non-cash add backs including depreciation of $716,000 and amortization of intangibles of $1.1 million.

Net cash used in investing activities was $7,000 and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively. The primary use of cash for the first nine months of 2012 was for the purchase of $3.5 million of property and equipment partially offset by the sale of $3.5 million in short term investments. The primary use of cash for the first nine months of 2011 was for the purchase of $10.0 million in short term investments partially offset by the sale of $5.7 million in short term investments.  For the remainder of 2012, we are planning for capital expenditures of up to $300,000 related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $157,000 for the nine months ended September 30, 2012, due mainly to stock-based compensation transactions during the period. Net cash provided by financing activities was $18.6 million for the nine months ended September 30, 2011 which is primarily from proceeds from our public stock offering. On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We did not receive any proceeds from the shares sold by the selling shareholder, therefore, such amounts are not reflected in the net cash provided by financing activities for the nine months ended September 30, 2011.

On March 31, 2011, we entered into a Credit Agreement with Wells Fargo Bank, NA. The Credit Agreement provides for a line of credit not to exceed $10.0 million for general working capital purposes.  The line of credit is secured by substantially all of our personal property and expired on July 31, 2012.  Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes.

On July 31, 2012, we entered into the Third Amendment to Credit Agreement, which amended our existing line of credit agreement with Wells Fargo Bank, N.A. and continues to provide a revolving line of credit facility with a maximum borrowing amount of $10.0 million that now matures on July 31, 2014. In connection with the extension of the maturity date, we executed an Amended and Restated Revolving Line of Credit Note. The credit line continues to bear interest at 2.0% above the bank’s three month LIBOR rate. As of September 30, 2012, we had no borrowings outstanding on the line of credit and could borrow the full $10.0 million available.

On October 2, 2012, we entered into the Fourth Amendment to Credit Agreement (“Amended Agreement”), which amended our existing line of credit agreement with Wells Fargo Bank, N.A. Under the Amended Agreement, the maximum borrowing amount was increased to $15.0 million and certain provisions to the existing line of credit were amended to permit our acquisition of StraTech. The credit line continues to bear interest at 2.0% above the bank’s three month LIBOR rate and will mature on July 31, 2014.

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

As a result of our acquisition of certain assets of Midwave Corporation in October 2011, we are the successor in interest to a lease where Midwave was the tenant (“Original Lease”) dated August 9, 2010. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into a First Amendment to Lease (the “Amendment”) to the Original Lease for approximately 32,906 additional square feet of office space (“Expansion Space”), which provided us with approximately 54,000 total square feet available for our operations. On March 1, 2012, we began to occupy the Expansion Space.  As a result of our acquisition of StraTech in October 2012, we are the successor in interest to six leases where StraTech was the tenant. These facilities provide us with approximately 27,000 additional square feet of office space available for our operations in Georgia, Alabama, North Carolina, Florida, and Maryland. The Expansion Space from the Midwave acquisition and the StraTech facility leases from the StraTech acquisition result in the following additional future operating lease obligations:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Expansion Space	$2,843	$359	$808	$840	$836
StraTech facility leases	1,250	455	770	25	—
Additional operating lease obligations	$4,093	$814	$1,578	$865	$836

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three and nine months ended September 30, 2012 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2011 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures, in our 2011 Annual Report on Form 10-K.

Item 4. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

Dated: November 9, 2012	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

10.2	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to exhibit 10.3 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 000-29758)).

10.3	Form of Restricted Stock Agreement for Employees (Incorporated by reference to exhibit 10.4 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 000-29758)).

10.4	Form of Incentive Stock Option Agreement (Incorporated by reference to exhibit 10.5 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 000-29758)).

10.5	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to exhibit 10.6 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 000-29758)).

10.6

Credit Agreement by and between Datalink Corporation and Wells Fargo Bank, National Association dated March 31, 2011 (Incorporated by reference to exhibit 10.1 in our Form 8-K filed on April 1, 2011 (File No. 000-29758)).

10.7

Amended and Restated Revolving Line of Credit Agreement by and between Wells Fargo Bank, National Association and Datalink Corporation, dated July 31, 2012 (Incorporated by reference to exhibit 10.2 in our Form 8-K filed on August 3, 2012 (File No. 000-29758)).

10.8

Third Amendment to Credit Agreement by and between Wells Fargo Bank, National Association and Datalink Corporation, dated July 31, 2012 (Incorporated by reference to exhibit 10.3 in our Form 8-K filed on August 3, 2012 (File No. 000-29758)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Vice President Finance and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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