Form 10-K
period 2012-12-31
DATALINK CORP
filed 2013-03-15
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

Name of exchange on which registered: NASDAQ Global Market

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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2012: $134,810,293.

        At March 8, 2013, the number of shares outstanding of the registrant's classes of common stock was 18,629,627.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K (Annual Report) contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to: the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; reliance by manufacturers on their data service partners to integrate their specialized products; continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; success of the implementation of our enterprise resource planning system; risks associated with integrating completed and future acquisitions; the ability to execute our acquisition strategy; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price. Further, our revenues are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

        These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Additional factors that may cause actual results to differ from our assumptions and expectations include those set forth in our Form 10-K and Form 10-Qs that we file with the Securities and Exchange Commission. All forward-looking statements are quantified by, and should be considered in conjunction with, such cautionary statements. For additional discussion of the risks and uncertainties applicable to us, see the "Risk Factors" section of this Form 10-K.

PART I

Item 1.    Business.

Overview

        Datalink Corporation was incorporated in Minnesota in 1987. We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on mid and large-size companies, we assess, design, deploy, manage, and support unified infrastructures such as servers, storage and networks. We leverage hardware and software from the industry's leading original equipment manufacturers (OEMs) as part of our data center optimization offerings.

        Our portfolio of solutions and services spans four practices:

  •
  Consolidation and virtualization

    Our consolidation and virtualization solutions and services allow data center infrastructures to be flexible, shared, and manageable. Our consolidation solutions and services enable organizations to share server and storage resources, thereby reducing the number of systems to be managed and maintained. Virtualization refers to the various techniques or approaches of creating a virtual, rather than actual, version of an operating system, server, storage device, or network resources. Our virtualization portfolio supports near-term needs (for example, virtualizing server and storage environments) and enables organizations to develop and execute long-term strategies for data center efficiency (for example, "private cloud" computing and data center build-outs). Cloud computing refers to the use of Internet-based computing, storage and connectivity for a variety of different services. Our virtualization infrastructure assessments provide end-to-end views of existing resources, including servers (both physical and virtual), applications and storage.

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

  •
  Advanced network infrastructures

    We assess, design, and deploy robust network infrastructures. We help companies consolidate, converge, and optimize their networks. Our solutions vary in scope from entire networks to enhanced router, switch, WLAN, security/VPN, and WAN optimization technologies. Our network architectural review services include an assessment of a customer's current network design, recommendations for improvement, and a roadmap for migrating to a consolidated and converged network. We also provide contracts administration services as part of our SmartNet service.

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

        We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services. We deliver these services through our experienced team. Our team consists of approximately 180 engineering professional and support services members that are based throughout the United States.

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

Industry Highlights

        Mid and large size companies, which are typically greater than 500 employees, are increasingly focused on transforming their data centers in order to increase agility, enhance service levels, and reduce costs. Information technology (IT) departments are faced with a daunting challenge of rapidly expanding amounts of data to manage. In addition, IT departments face increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. At the same time, organizations are seeking greater operational efficiency and lower costs. As a result, we expect customers will continue to look for alternatives to simplify management of storage, network, and server infrastructures and increase productivity of existing IT teams. Transformational technologies and approaches, like virtualization and private cloud computing, help achieve each of these objectives. Virtualization and private cloud computing enable organizations to more quickly adapt to changing business requirements, improve service levels via simplified management, and reduce costs through higher utilization rates.

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

    We expect organizations will continue to seek the professional services of a provider, like us, to assess their environment, conduct a gap analysis, and develop virtual data center migration paths that will enable them to protect and leverage each investment as they migrate to a private-cloud computing infrastructure. We expect that most of our customers will continue to deploy virtual data center infrastructures in a phased-in or total build out approach. We also expect that organizations will continue to seek the services of a provider that has unified data center expertise (server, storage, networks) and provides a full life cycle of services from consulting and design to deployment and ongoing support.

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

Support

        We provide our customers advanced around the clock technical support from a team of customer support and field engineers. Our extensive experience with data center solutions enables our staff to deliver expert configuration and usage assistance, technical advice and prompt incident detection and resolution. The support team also acts as our primary interface with manufacturers' technical support organizations.

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

Management

        We relieve burdened internal IT teams with a growing portfolio of managed services. Our services enhance the productivity of our customer's IT teams, as well as drive greater operational efficiency. Our monitoring and reporting services provide real-time data and historical analysis of the performance of unified data center infrastructures spanning storage, servers, and networks. We also offer data management services that enhance data protection capabilities. Finally, we offer a suite of managed infrastructure services which includes around the clock monitoring, management, and reporting. Managed services, such as these, can be coupled with our OneCall support services, thereby providing the opportunity for proactive monitor and alert service by our team of experts.

Our Strategy

        Our strategy is to improve our position as a data center solutions and services provider and to continue to develop a customer-focused, high performance company with sustainable profitable growth. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving needs of our customers. Key elements of our strategy include:

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

Scale Existing Locations and Expand into New Locations via Acquisitions

        We continue to scale our existing geographic locations to increase market share, leverage fixed expenses and provide higher quality service levels. We expect to drive this growth by hiring experienced, quality account executives and field engineers to gain sales productivity and field engineering utilization. In the past we have made acquisitions to grow our business including our acquisitions of Midwave Corporation in 2011 and Strategic Technologies, Inc. in 2012 (each discussed in more detail below). We intend to continue to grow our business via select acquisitions. We seek acquisition targets that align closely with our data center portfolio offerings.

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

Enhance Our Consulting and Professional Services Business

        Consulting services represents a sizable opportunity to drive additional professional services and follow-on hardware and software revenues in both existing and new accounts. Consulting services enable us to differentiate ourselves from our competition, as well as build executive-level relationships within the accounts we serve. In addition, by improving our assessment, implementation and audit service methodologies and sales tools, we plan to enhance our solution selling capabilities. We believe hiring experienced data center consultants, and providing our sales teams with the tools they need to uncover consulting opportunities, will increase consulting services as well as additional hardware and software revenues.

Expand Managed Services Portfolio

        Providing our customers with value-driven, recurring services represents a significant opportunity for differentiation and growth for us along with increasing reoccurring revenue. We will focus efforts around our expanded suite of managed services designed to free up the IT teams of our customers so that they can focus on high-impact projects, while at the same time helping them to drive greater data center efficiencies and services levels. Our managed services will initially span backup, archiving, server, storage and network operations.

Segment and Geographic Information

        We do not have any separate reportable segments. In addition, we have not generated any of our revenues outside of the United States and we do not have any long-lived assets located outside of the United States.

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

        Some of our major suppliers and the products they provide are listed below:

Products	Suppliers
Disk Storage	EMC Corporation Hitachi Data Systems Corporation NetApp Inc. Oracle Systems Quantum Corporation
Tape Automation	Oracle Systems Quantum Corporation Spectra Logic Corporation
Software	Oracle Systems Sepaton Inc. Symantec Corporation VMware, Inc.
Servers	Cisco Systems, Inc. Dell Inc. Oracle Systems
Switches/Directors/Storage Networking	Brocade Communications Systems, Inc. Cisco Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

        We have not had difficulty in obtaining products that we use in our business from our current suppliers. In addition, we do not rely on one or a few suppliers for the products we use in our business.

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

        In 2012, 2011, and 2010, we had no customers that accounted for 10% or more of our revenues. However, our top five customers collectively accounted for 11%, 11%, and 12% of our 2012, 2011, and 2010 revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the historical revenue generated by our services.

Sales and Marketing

        We market and sell our products and services throughout the United States primarily through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2012, we have 36 field sales offices, including home offices, in order to efficiently serve our customers' needs.

        Our field account executives and account associates work closely with our technical services team in evaluating the data center project needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. Our accounts and technical teams generated a total of 452 new customers in 2012 through a combination of acquisitions and organic growth and sold product and services to over 2,100 current customers. Our accounts and technical teams generated a total of 290 new customers in 2011.

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

Employees

        As of December 31, 2012, we had a total of 459 employees, all of which are full-time employees. We have no employment agreements with any of our employees, except for Mr. Lidsky, our President and Chief Executive Officer, Mr. Barnum, our Vice President of Finance and Chief Financial Officer, Mr. O'Grady, our Executive Vice President of Field Operations and Ms. Clary, our Executive Vice President of Human Resources. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages.

Backlog

        Effective January 1, 2011, our revenue recognition policy requires us to recognize product revenues upon shipment as compared to upon installation under our old revenue recognition method. We configure products to customer specifications and generally ship them shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. Customer constraints, including customer readiness, and the availability of engineering resources may impact when we can complete our installation and configuration services, which represent approximately 5% of our revenues. Therefore, we do experience a backlog of orders. Our backlog, which represents firm orders we expect to recognize as revenue within the next 90 days, was $63.6 million and $59.4 million at December 31, 2012 and 2011, respectively.

Acquisitions

        We have completed acquisitions to grow our business in the past and we intend to continue to grow our business by select acquisitions. Our recent acquisitions are described below.

        Strategic Technologies, Inc.    On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas", parent company of StraTech, and together with StraTech, the "Sellers"). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for an estimated purchase price of approximately $11.0 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $4.2 million, resulting from the preliminary estimated working capital adjustment. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Those shares have been deposited in an escrow account as security for certain indemnification obligations of the Sellers. Pursuant to the asset purchase agreement, Sellers are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers' good faith estimated net tangible assets as set forth in the asset purchase agreement. We recorded the receivable due from Sellers of approximately $4.2 million related to this payment at December 31, 2012. Sellers are disputing the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contains an arbitration provision for disputes over the value of tangible net assets. The amount of the receivable we recorded may be impacted by the resolution of the arbitration proceeding. As of the filing of this Form 10-K, no resolution had been reached, and the parties are reviewing the working capital calculations and determining the timing for arbitration.

        This acquisition expanded our market share and physical presence across the Eastern seaboard of the United States. The acquisition also allows us to diversify our product offerings from certain manufacturers and expand our high-margin professional and managed services business lines. We expect to experience operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2012 reflect the addition of StraTech for the fourth quarter. Please see Note 2 to our financial statements for further information.

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

        This acquisition expanded our footprint in Minnesota making us the dominant data center services and infrastructure provider in the region. The acquisition also doubled our Cisco technology and services revenues, expanded our managed services portfolio with the addition of a data center infrastructure monitoring service, added an established security practice including product, services and consulting and doubled the size of our consulting services team. We have experienced operational synergies and efficiencies through the combined general and administrative corporate functions in 2012. Our results for 2011 and 2012 reflect the addition of Midwave during the fourth quarter of 2011. Please see Note 2 to our financial statements for further information.

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

Executive Officers of the Registrant

        Set forth below are the names, ages and titles of the persons serving as our current executive officers:

Name	Age	Position
Paul F. Lidsky	59	President and Chief Executive Officer
Gregory T. Barnum	58	Vice President, Finance and Chief Financial Officer
Karen E. Clary	60	Executive Vice President, Human Resources
James D. Leslie	52	Executive Vice President, Strategy and Business Development
M. Shawn O'Grady	50	Executive Vice President, Field Operations
Denise M. Westenfield	49	Vice President, Controller and Chief Accounting Officer

        None of our executive officers have any family relationships with any of the other executive officers or any of our directors.

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

        Karen E. Clary became our Executive Vice President, Human Resources in January 2012. From 2007 until 2011, she served as Vice President, Global Human Resources for the BioPharma Services Division of Thermo Fisher Scientific, a provider of packaging, storage, logistics support and analytical support for pharmaceutical drug trials. From 2004 until 2007, Ms. Clary served as Vice President, Human Resources and Labor Relations of St. Paul Pioneer Press, a newspaper for the capital city of

Minnesota. Prior to that time, she held executive leadership roles at Cray Research, Inc. and Norstan, Inc., a telecommunications company.

        James D. Leslie became our Executive Vice President, Strategy and Business Development in October 2011, upon our acquisition of Midwave. Prior to joining us, Mr. Leslie founded Midwave in 1999 and served as Midwave's CEO. Prior to his employment with Midwave, Mr. Leslie's professional career included sales and senior management positions at several Minnesota-based IT services firms.

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

        Denise M. Westenfield became our Vice President, Controller and Chief Accounting Officer in February 2013. She joined Datalink in May 2000 as our Corporate Controller and has served us in that capacity since that time. From 1991 to 2000, Ms. Westenfield was employed by Cummins Inc., in its power generation division, most recently as its business controller. Between 1986 and 1991, Ms. Westenfield served in various accounting and financial management capacities for Honeywell Inc. in its Military Avionics Division.

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

        The enterprise-class information storage, server and networking market is rapidly evolving and is highly competitive. As technologies change rapidly, we expect that competition will increase in the future. Current economic conditions also place pressure on our competitors to lower their prices and seek opportunities of size and scale different than in the past. We compete with independent storage, server and networking system suppliers in the mid to large enterprise market and numerous value-

added resellers, distributors and consultants. We also compete in the storage, server and networking systems market with computer platform suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, they may respond more quickly to changes in economic conditions and customer requirements and to new or emerging technologies, devote greater resources to the development, promotion and sale of products and deliver competitive products at lower end-user prices.

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

        As part of our growth strategy, we made two acquisitions in 2009, one acquisition in October 2011, one acquisition in October 2012 and plan to continue to pursue acquisitions in the future. We may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, we may not be able to complete the acquisition on commercially acceptable terms. We may need to raise additional equity to consummate future acquisitions, which may not be feasible, may be on terms we do not consider favorable, would cause dilution to existing investors and could adversely affect our stock price. We also could incur substantial indebtedness in connection with an acquisition, which could decrease the value of our equity. The process of exploring and pursuing acquisition opportunities requires significant management and financial resources, which diverts attention from our core operations.

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

Our continued growth could strain our personnel and financial resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we will not be able to implement our business plan successfully.

        Due to our recent acquisitions and continued rapid organic growth, we have experienced a period of rapid growth in our headcount and operations. To the extent that we are unable to sustain such growth, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly or do not achieve expected or forecasted utilization rates, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our future profitability and our business would be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The headcount we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or our ongoing enterprise resource planning ("ERP") implementation could disrupt our business operations.

        We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. In order to continue support of our growth, we are making significant technological upgrades to our information systems. We are in the process of implementing an ERP software system and related processes to perform various functions and improve on the efficiency of our business. This is a lengthy, complex and expensive process that will result in a diversion of resources from other business operations. Continued execution of the project plan for the ERP implementation, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the ERP system and other process efficiencies.

        Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, particularly any disruptions, delays or deficiencies that impact our business operations, could adversely affect our ability to effectively run and manage our business. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information. In particular, during the ERP implementation process, we may be limited in our ability to integrate any business that we acquire or may want to acquire. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products and early pay discounts. In addition, they have offered margin enhancement programs which provide enhanced discounts for particular products or new customer orders. These programs contributed to our profitability in 2012, 2011, and 2010. We cannot assure that these programs will continue or that the sales quotas for our participation will not increase, adversely affecting our ability to take advantage of the incentives. If for any reason, we cannot obtain the same benefits from incentive programs as in the past, it may significantly impact our profitability in the future.

We derive a significant percentage of our revenues from a small number of customers.

        In 2012, 2011, and 2010, we had no customers that accounted for 10% or more of our revenues. However, our top five customers collectively accounted for 11%, 11%, and 12% of our 2012, 2011, and 2010 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. Current economic conditions likely will continue to adversely affect the number of and size of large projects available for us. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

We generally do not have employment agreements with our employees.

        Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many of whom have substantial experience in our industry and would be difficult to replace. Except as to our President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer, Executive Vice President of Field Operations, and Executive Vice President of Human Resources, we do not have employment agreements with our employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

Our data center services and web site may be subject to intentional disruption

        Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our data center services, we may be affected by such efforts in the future. Further, despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, programming errors, attacks by third parties or similar disruptive problems, resulting in the potential misappropriation of our proprietary information or interruptions of our services. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could substantially disrupt our operations, harm our reputation and reduce demand for our services.

Control by our existing shareholders could discourage the potential acquisition of our business.

        Currently, our executive officers and directors beneficially own approximately 16.8% of our outstanding common stock. Acting together, these insiders may be able to significantly impact the election of our Board of Directors and may have a significant impact on the outcome of all other matters requiring shareholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

        Our Board of Directors may issue additional shares of capital stock and establish their rights, preferences and classes, in some cases without shareholder approval. In addition, we are subject to anti-takeover provisions of Minnesota law. These provisions may deter or discourage takeover attempts and other changes in control of us without approval from our Board of Directors. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we were the successor interest to a lease ("Original Lease") dated August 9, 2010. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into a First Amendment to Lease (the "Amendment") to the Original Lease for approximately 32,906 additional square feet of office space ("Expansion Space"), which provided us with approximately 54,000 total square feet available for our operations. We moved our corporate headquarters to this location in March 2012. Under the terms of the Amendment, the term of the Original Lease was extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, which commenced on March 1, 2012. We have the option to extend the term of the Lease for an additional five year term as long as certain conditions are met.

        As a result of our acquisition of StraTech in October 2012, we are the successor in interest to six leases where StraTech was the tenant, with terms extending through October 2015. These facilities provide us with approximately 27,000 additional square feet of office space available for our operations in Georgia, Alabama, North Carolina, Florida, Maryland, and Tennessee.

        As of December 31, 2012, our other 29 leased locations (which house sales and technical staffs) are small-to-medium-sized offices throughout the United States with terms ending through 2016. Based on our present plans, we believe our current facilities will be adequate to meet our anticipated needs for at least the remaining terms of our respective leases.

Item 3.    Legal Proceedings.

        From time to time, we have been named as a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$10.32	$8.21
Second Quarter	10.85	9.03
Third Quarter	9.52	7.33
Fourth Quarter	8.69	7.34
Year Ended December 31, 2011
First Quarter	8.76	4.50
Second Quarter	8.16	5.94
Third Quarter	10.79	6.35
Fourth Quarter	9.87	7.08

        On March 8, 2013, the closing price per share of our common stock was $10.68. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 8, 2013, there were approximately 107 holders of common stock, including record holders and shareholders whose shares are held by a bank, broker or other nominee. However, we estimate that our shares are held by over 2,100 beneficial owners.

        We have paid no dividends on our common stock since our initial public offering in 1999. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2012, 2011, or 2010.

        On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas", parent company of StraTech, and together with StraTech, the "Sellers"). We purchased StraTech for an estimated purchase price of approximately $11.0 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $4.2 million, resulting from the preliminary estimated working capital adjustment. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Those shares have been deposited in an escrow account as security for certain indemnification obligations of the Sellers. The issuance of such shares was exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated under Regulation D because, among other things such issuance does not involve a public offering and the shares were issued solely to an accredited investor.

        In October 2011, we entered into an asset purchase agreement with Midwave and its shareholders. Under the asset purchase agreement, we acquired substantially all of the assets used in Midwave's business. We paid a purchase price of approximately $19.1 million for Midwave. This was comprised of a cash payment of approximately $16.1 million and issuance of 220,988 shares of our common stock with a value of approximately $1.6 million delivered at closing and approximately $1.4 million related to working capital adjustments subsequent to closing. We issued the common stock to Midwave on October 3, 2011. The issuance of such shares was exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated under

Regulation D because, among other things such issuance did not involve a public offering and the shares were issued solely to an accredited investor. We did not have any unregistered sales of equity securities during 2010.

        You can find additional information about our equity compensation plans in Part III, Item 11 of this Annual Report.

Stock Performance Graph

        The graph below shows a comparison for the period commencing on December 31, 2007 and ending on December 31, 2012 of the annual percentage change in the cumulative total shareholder return for our common stock, assuming the investment of $100.00 on December 31, 2007, with the cumulative total shareholder returns for the NASDAQ Composite Index and the Russell 2000 Index, assuming the investment of $100.00 respectively on December 31, 2007. The shareholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of our common stock. Data for the NASDAQ Composite Index and the Russell 2000 Index assumes reinvestment of dividends. We have never declared or paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
Datalink Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Datalink Corporation	100.00	86.72	117.34	126.56	223.85	231.71
NASDAQ Composite	100.00	59.10	82.19	97.23	98.85	110.91
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. The statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included in this Annual Report. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited financial statements not included in this Annual Report. We acquired StraTech in October 2012, Midwave in October 2011, Incentra in December 2009, and the networking division of Cross in October 2009. They are included in our financial statements beginning on those dates.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$319,041	$245,743	$180,424	$94,788	$113,493
Service sales	172,161	134,284	113,255	83,294	82,104

Total net sales	491,202	380,027	293,679	178,082	195,597

Cost of sales:
Cost of product sales	248,286	188,384	140,984	71,303	84,980
Cost of services	130,890	100,978	83,951	60,343	57,966
Amortization of intangibles	—	1,053	1,108	—	—

Total cost of sales	379,176	290,415	226,043	131,646	142,946

Gross profit	112,026	89,612	67,636	46,436	52,651

Operating expenses:
Sales and marketing	48,553	38,723	32,353	21,408	23,368
General and administrative	18,227	15,468	14,092	11,943	11,902
Engineering	22,974	17,535	15,652	11,650	11,590
Other income(5)	—	(1,127)	(503)	—	—
Integration and transaction costs	359	454	581	1,043	—
Amortization of finite-lived intangibles(1)(2)(3)(4)	4,195	1,766	1,483	843	711

Total operating expenses	94,308	72,819	63,658	46,887	47,571

Earnings (loss) from operations	17,718	16,793	3,978	(451)	5,080
Interest income, net	59	50	14	94	589
Interest/other expense	(56)	(40)	—	(1)	(37)

Earnings (loss) before income taxes	17,721	16,803	3,992	(358)	5,632
Income tax expense	7,186	6,958	1,690	197	2,236

Net earnings (loss)	$10,535	$9,845	$2,302	$(555)	$3,396

Net earnings (loss) per common share:
Basic	$0.62	$0.62	$0.18	$(0.04)	$0.27
Diluted	$0.60	$0.61	$0.18	$(0.04)	$0.27
Weighted average shares outstanding:
Basic	17,114	15,803	12,801	12,550	12,370
Diluted	17,491	16,213	12,981	12,550	12,495

	As of December 31,
	2012	2011	2010	2009(6)	2008
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$10,315	$22,433	$8,988	$15,631	$27,730
Working capital	34,059	37,881	21,636	14,702	23,735
Total assets	370,507	277,951	176,072	153,978	135,892
Stockholders' equity	95,383	80,185	47,455	43,415	42,519

(1)
In October 2009, we completed our acquisition of Cross. We have included its results of operations beginning on the acquisition date. We recorded finite lived intangibles, consisting of $67,000 for services agreement and $467,000 for certifications, which are amortized over their estimated lives of four years and two years, respectively.

(2)
In December 2009, we acquired the reseller business of Incentra. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles, consisting of $263,000 of trademarks, $1.1 million of backlog and $3.8 million of customer relationships, which are amortized over their estimated lives of three years, one year and eight years, respectively. In 2009 and 2010, we incurred integration costs of $1.0 million and $581,000, respectively, in conjunction with the acquisition of Incentra's reseller business.

(3)
In October 2011, we acquired Midwave. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles consisting of $478,000 of covenants not to compete, $1.1 million of order backlog and $5.1 million of customer relationships, which are amortized over their estimates lives of three years, three months and five years, respectively. In 2011, we incurred integration costs of $454,000 in conjunction with the acquisition of Midwave Corporation.

(4)
In October 2012, we acquired StraTech. Therefore its results of operations are only included from the acquisition date forward. We recorded finite lived intangibles consisting of $15.9 million of customer relationships, which is amortized over its estimated life of five years. In 2012, we incurred integration costs of $359,000 in conjunction with the acquisition of StraTech.

(5)
In conjunction with our Cross acquisition, we entered into a reverse earn-out agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. In September 2010 and 2011, the first and second years of the three year reverse earn-out agreement came to an end and there was a shortfall paid by Cross of $503,000 and $574,000, respectively, which was recorded as other income since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the third year reverse earn-out agreement for which Cross paid $553,000.

(6)
Selected balance sheet data for 2009 has been updated for measurement period changes related to our Incentra acquisition. Due to the timing of the acquisition (closed December 2009), complexities and related integration we did not complete our final fair value assessment until late in 2010. Adjustments to provisional amounts during the measurement period, that were the result of information that existed as of the acquisition date, require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly our 2009 balance sheet was adjusted to account for these changes. The changes resulted in a $523,000 reduction in goodwill and did not impact our statement of operations.

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

        Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products. Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs. As of December 31, 2012, we have 36 locations, including both leased facilities and home offices, throughout the United States. We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

        We sell support service contracts to most of our customers. In about half of the support service contracts that we sell, our customers purchase support services through us, resulting in customers receiving the benefit of integrated system wide support. We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with our and/or vendor technical staff to meet the customer's needs. Our support service agreements with our customers include an underlying agreement with the product manufacturer. The manufacturer provides on-site support assistance if necessary. The other half of the support service contracts that we sell to our customers are direct with the product manufacturers. For all support service contracts we sell, we defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, which are generally one to three years.

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

        We view the current data center infrastructure market as providing significant opportunity for growth. Currently, our market share is a small part of the overall market. However, the providers of the data center infrastructure industry's products and technologies are increasing their utilization of indirect sales approaches to broaden their reach and optimize their margins. Increasingly, they are turning to companies such as us to sell their products. While these trends provide opportunity for us, we must improve our business model to generate sustainable, profitable growth. Our model requires highly skilled sales and technical staff which results in substantial fixed costs for us. We believe the best way to improve our company and create long-term shareholder value is to focus on building scalable capabilities and a leverageable cost structure. Our current strategies are focused on:

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

Acquisitions

        We have completed acquisitions to grow our business in the past and we intend to continue to grow our business by select acquisitions. Our recent acquisitions are described below.

        Strategic Technologies, Inc.    On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas", parent company of StraTech, and together with StraTech, the "Sellers"). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for an estimated purchase price of approximately $11.0 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $4.2 million, resulting from the preliminary estimated working capital adjustment. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Those shares have been deposited in an escrow account as security for certain indemnification obligations of the Sellers. Pursuant to the asset purchase agreement, Sellers are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers' good faith estimated net tangible assets as set forth in the asset purchase agreement. We recorded the receivable due from Sellers of approximately $4.2 million related to this payment at December 31, 2012. Sellers are disputing the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contains an arbitration provision for disputes over the value of tangible net assets. The amount of the receivable we recorded may be impacted by the resolution of the arbitration proceeding. As of the filing of this Form 10-K, no resolution had been reached, and the parties are reviewing the working capital calculations and determining the timing for arbitration.

        This acquisition expanded our market share and physical presence across the Eastern seaboard of the United States. The acquisition also allows us to diversify our product offerings from certain manufacturers and expand our high-margin professional and managed services business lines. We expect to experience operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2012 reflect the addition of StraTech for the fourth quarter. Please see Note 2 to our financial statements for further information.

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

        This acquisition expanded our footprint in Minnesota making us the dominant data center services and infrastructure provider in the region. The acquisition also doubled our Cisco technology and services revenues, expanded our managed services portfolio with the addition of a data center infrastructure monitoring service, added an established security practice including product, services and consulting and doubled the size of our consulting services team. We have realized operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2011 reflect the addition of Midwave for the fourth quarter. Please see Note 2 to our financial statements for further information.

  2009 Acquisitions

        On December 17, 2009, we acquired the reseller business of Incentra, which designs, procures, implements and supports data center solutions composed of technologies including storage, networking, security and servers from leading manufacturers. We did not acquire Incentra's managed services portfolio and related operations. We accomplished the acquisition through the purchase of substantially all of the assets of Incentra's reseller business pursuant to an Asset Purchase Agreement and have included the financial results of Incentra in our financial statements beginning on the acquisition date.

        On October 1, 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom's ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Simultaneously, Cross entered into an agreement with us to purchase at least $1.8 million of networking products and services from us over the next three years. Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. The agreement was entered into outside of the acquisition and was assigned no fair value. In September 2010 and 2011, the first and second years of the three year agreement came to an end and there was a shortfall paid by Cross of $503,000 and $574,000, respectively, which was recorded as other income since we had assumed the revenue targets. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the remaining year of the agreement for which Cross paid $553,000.

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

        Revenue Recognition.    Effective January 2011, we recognize revenue in accordance with the ASC amended by FASB as summarized in ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. We generally recognize software and hardware revenue upon shipment, installation and configuration services upon completion and customer support contracts ratably over the term of the contract. Please see Note 1 to our financial statements in Part II, Item 8 included with this Annual Report on Form 10-K for a more detailed description of our revenue recognition policy.

        For 2010 and sales contracts entered into prior to fiscal year 2011, we recognized revenue pursuant to the previous guidance for multiple-element arrangements. Refer to the critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" for a discussion of the previous accounting policy.

        Business Combinations.    We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. We allocate the fair value of the purchase price to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability. We classify any remaining fair value of the acquisition as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows we expect to generate with the acquired assets. We amortize certain identifiable, finite-life intangible assets, such as service agreements, certifications, trademarks, order backlog and customer relationships, on a straight-line basis over the intangible asset's estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from three months to eight years. We do not amortize goodwill or other intangible assets we determine to have indefinite lives. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

        During 2012 and 2011, we applied business combination accounting to our acquisitions of StraTech and Midwave. See Note 2 to our financial statements included in this Annual Report on Form 10-K for more information about the application of business combination accounting to these acquisitions.

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

Recent Accounting Pronouncements

        In May 2011, the FASB issued an update to ASC 820 Fair Value Measurement ("ASC 820"): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The update requires an entity with fair value measurement disclosures to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. The update to ASC 820 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this update did not have a material impact on our financial statements.

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

        In July 2012, the FASB issued an update to ASC 350: Testing Indefinite-Lived Intangible Assets for Impairment. This update states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350. Under the guidance in this update, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments to ASC 350 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe the adoption of this update will have a material impact on our financial statements.

Results of Operations

        Our sales increased $111.2 million or 29.3% to $491.2 million for 2012 as compared to 2011. Our gross profit increased $22.4 million or 25.0% to $112.0 million for 2012 as compared to 2011. Our earnings from operations increased $925,000 or 5.5% to $17.7 million for 2012 as compared to 2011. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.2	76.4	77.0

Gross profit	22.8	23.6	23.0

Operating expenses:
Sales and marketing	9.9	10.2	11.0
General and administrative	3.7	4.1	4.8
Engineering	4.7	4.6	5.3
Other income	—	(0.3)	(0.2)
Integration costs	0.1	0.1	0.2
Amortization of intangibles	0.8	0.5	0.5

Total operating expenses	19.2	19.2	21.6

Operating earnings	3.6%	4.4%	1.4%

Comparison of 2012, 2011 and 2010

Sales, Gross Profit and Gross Profit Percentage:

        The following table shows, for the periods indicated, sales and gross profit information for our product and service sales.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Product sales	$319,041	$245,743	$180,424
Service sales	172,161	134,284	113,255
Product gross profit	$70,755	$56,306	$38,332
Service gross profit	41,271	33,306	29,304
Product gross profit as a percentage of product sales	22.2%	22.9%	21.2%
Service gross profit as a percentage of service sales	24.0%	24.8%	25.9%

        Sales.    Our product sales increased 29.8% in 2012 from 2011 up to $319.0 million and increased 36.2% in 2011 from 2010 up to $245.7 million. Our service sales, which include customer support, consulting and installation services, increased 28.2% in 2012 over 2011 to $172.2 million and increased 18.6% in 2011 over 2010 to $134.3 million. Our 2012 results for both product sales and service sales include revenues of approximately $13.4 million from the acquisition of StraTech. Additionally, our 2012 results include a full year of revenue from the Midwave acquisition in late 2011. Our 2011 results for both product sale and service sales include revenues of approximately $13.0 million from the acquisition of Midwave.

        The increase in our products sales in 2012 as compared to 2011, reflects the impact of our StraTech acquisition in October 2012, continued growth in our customer base including growth in customers with multi-million dollar accounts with us, and market acceptance of our ongoing strategy to service the complete data center, as evidenced by increases in our storage and networking product sales. The increase in our products sales in 2011 as compared to 2010, reflect the impact of our Midwave acquisition in October 2011, the change in our revenue recognition policy and the increase in product offerings due to our transition to servicing the complete data center. Our storage, server and network sales have increased as part of our strategy to deliver data center hardware, software and services. Our more recent product sales continue to reflect our customers' closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses. We cannot assure that changes in customer spending or economic conditions will positively impact our future product revenues in 2013.

        The increase in our service sales in 2012 as compared to 2011 reflects the impact of our StraTech acquisition in October 2012, accelerating momentum for our virtualized data center solutions, and major new services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings and new managed services for backup, monitoring, archiving, cloud backup and cloud enablement services to help companies analyze the impact of cloud deployments on their business. The increase in service sales included an increase in customer support contract sales of $25.5 million, or 22.4%, over 2011 and an increase in installation and configuration services of $10.3 million, or 67.8%, over 2011. Our service sales also increased in 2011 over 2010. The increase in service sales included an increase in customer support contract sales of $18.1 million, or 18.9%, over 2010 and an increase in installation and configuration services of $2.8 million, or 22.5%, over 2010. With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. Without sustainable growth in our product sales going forward, we expect that our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

        We had no single customer account for 10% or greater of either our product or service sales for the years 2012, 2011 or 2010. However, our top five customers collectively accounted for 11%, 11%, and 12% of our 2012, 2011, and 2010 revenues, respectively.

        Gross Profit.    Our total gross profit as a percentage of net sales was 22.8% in 2012, decreasing from 23.6% in 2011 and 23.0% in 2010.

        Product gross profit as a percentage of product sales was 22.2% in 2012 as compared to 22.9% in 2011 and 21.2% in 2010. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. The decrease in our product gross profit as a percentage of product sales in 2012 was primarily due to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream. Our networking and server revenue stream increased to 17% of our total revenues in 2012, as compared with 13% in 2011. Our product gross profit as a percentage of product sales for 2011 over 2010 improved as our strategy of selling total solutions into the data center matured. We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for 2013 will be between 21% and 23%.

        Our product gross profit was also impacted by the various programs we have in place with our vendors that provide economic incentives for achieving various sales performance targets and early payment of invoices. Achieving these targets contributed favorably to our product gross profit by $6.9 million (3% of product cost of sales), $5.8 million (3% of product cost of sales), and $4.1 million (3% of product cost of sales) in 2012, 2011, and 2010, respectively. These vendor programs constantly change and we negotiate them separately with each vendor. While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.

        Service gross profit as a percentage of service sales was 24.0% in 2012 as compared to 24.8% in 2011 and 25.9% in 2010. In 2012 and 2011, the decrease in our service gross profit is due to a continued increase in the sales of products on which we were not able to sell first call support and our professional services. These sales generally carry lower gross margins. Our service gross profit for 2010 reflects $853,000 of Incentra-related acquisition accounting adjustments to reduce acquired maintenance contracts to fair value. Excluding these adjustments, service gross profit margin would have been 26.6% for 2010. We estimate that our service gross margins for 2013 will continue to be between 24% and 26%.

        Our total gross profit for 2012, 2011 and 2010 includes amortization of intangibles of $0, $1.1 million and $1.1 million related to order backlog acquired in connection with our Midwave acquisition in 2011 and our Incentra acquisition in 2009. These finite lived intangible assets each have an estimated life of three months and one year, respectively, and were each fully amortized in 2011 and 2010, respectively.

Operating Expenses:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Sales and marketing	$48,553	$38,723	$32,353
General and administrative	18,227	15,468	14,092
Engineering	22,974	17,535	15,652
Other income	—	(1,127)	(503)
Integration and transaction costs	359	454	581
Amortization of intangibles	4,195	1,766	1,483

Total operating expenses	$94,308	$72,819	$63,658

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. We expense advertising costs as incurred. Sales and marketing expenses totaled $48.6 million, or 9.9% of net sales for 2012 as compared to $38.7 million, or 10.2% of net sales for 2011 and $32.4 million, or 11.0% of net sales for 2010. The increase in sales and marketing expenses in absolute dollars for 2012 over 2011 is due to an increase in our sales and marketing headcount from the StraTech acquisition and higher variable compensation and commissions, commensurate with the increase in sales for 2012. The increase in sales and marketing expenses in absolute dollars for 2011 over 2010 is due to increase in our sales and marketing headcount from the Midwave acquisition and higher variable compensation and commissions as related to our increase in sales for 2011. The decrease in sales and marketing expenses as a percentage of sales from 2012 to 2011 and 2011 to 2010, respectively, reflects the improvement in revenues per employee we have realized as part of our growth strategy. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $18.2 million, or 3.7% of net sales, as compared to $15.5 million, or 4.1% of net sales, for 2011, and $14.1 million, or 4.8% of net sales, for 2010. Our general and administrative expense increased $2.8 million in 2012, but decreased as a percentage of sales to 3.7% from 4.1% over the same period. Our general and administrative expenses increased $1.4 million in 2011 as compared to 2010, but as a percentage of net sales it decreased to 4.1% from 4.8% over the same period. The increase in general and administrative expenses for 2012 was primarily due to an increase of $717,000 in salary and benefit expenses commensurate with the increase in headcount, an increase of $583,000 in depreciation expenses commensurate with the increase in fixed assets resulting from our acquisitions of Midwave in October 2011 and StraTech in October 2012, and an increase of $451,000 in consulting expenses. The increase in general and administrative expenses for 2011 was due to a combination of an increase in bonus variable compensation of $416,000 commensurate with the increase in sales and gross margins for 2011 and an increase in stock compensation expense of $399,000 due to additional grants issued in 2011. The decrease in general and administrative expenses as a percentage of sales from 2012 to 2011 and 2011 to 2010, respectively, reflects the operational synergies and efficiencies we have begun to realize through combined general and administrative corporate functions in 2012 and 2011.

        Engineering.    Engineering expenses include employee wages and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $23.0 million, or 4.7% of net sales in 2012 compared to

$17.5 million, or 4.6% of net sales in 2011 and $15.7 million, or 5.3% of net sales in 2010. The increase in engineering expenses in absolute dollars and as a percentage of net sales for 2012 over 2011 is primarily due to the StraTech acquisition, which increased engineering headcount by approximately 25% in the fourth quarter of 2012. The increase in engineering expenses in absolute dollars for 2011 over 2010 is primarily due to the Midwave acquisition, which increased engineering headcount by approximately 82% in the fourth quarter of 2011. The decrease in engineering expenses as a percentage of sales for 2011 as compared to 2010 is primarily a result of a greater percentage of our engineering costs being allocated to our cost of service sales since a greater percentage of our installation and configuration services were performed in 2010 by our engineering personnel.

        Other Income.    For 2012, 2011 and 2010, we had other income of $0, $1.1 million and $503,000, respectively. Our Cross acquisition included a reverse earn-out agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. At September 30, 2010 and 2011, as the first and second years of the three year reverse earn-out agreement came to an end, there was a shortfall between customer purchases and the guaranteed annual purchase of $574,000 and $503,000, respectively. Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time. Since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value, the shortfall amounts of $574,000 and $503,000 represented a change in fair value of the acquisition date reverse earn-out and, in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations. In addition, in October 2011, we entered into an agreement with Cross to allow for an early buyout of the third year reverse earn-out agreement for which Cross paid $553,000. This early buyout also represented a change in fair value of the acquisition date and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations.

        Integration and Transaction Costs.    We had integration expenses of $359,000, $454,000 and $581,000 in 2012, 2011 and 2010, respectively. In 2012, we incurred these expenses for the acquisition of StraTech in October 2012. In 2011, we incurred the majority of these expenses for the acquisition of Midwave in October 2011. Integration and transaction expenses in 2012 and 2011 for the StraTech and Midwave acquisitions included audit, legal and other outside consulting fees and expenses for our transition services agreements with former StraTech and Midwave employees. In 2010, we incurred the majority of these expenses for the acquisition of the reseller business of Incentra in December 2009. Integration expenses in 2010 for the Incentra acquisition are related to facility abandonment costs and our transition services agreement which consists of transition benefits, retention bonuses and severances of terminated employees, some of whom assisted with the initial integration of Incentra.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $4.2 million, $1.8 million and $1.5 million in 2012, 2011 and 2010, respectively. Amortization of intangible assets increased in 2012, 2011 and 2010 due to the acquisitions of StraTech, Midwave, the networking solutions division of Cross and the Incentra reseller business. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing these assets using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. The finite-lived intangibles we acquired in our 2009 acquisition of the networking solutions division of Cross consisted of a services agreement and certifications having estimated lives of four years and two years, respectively. The finite-lived intangibles we acquired in our Incentra reseller business acquisition consisted of trademarks, order backlog and customer relationships having estimated lives of three years, one year and eight years, respectively. We are amortizing the finite-lived intangible assets we acquired in our acquisitions of Midwave, the networking solutions division of Cross and the Incentra reseller business primarily using the straight line method. We expect amortization expense to be approximately $7.3 million in 2013.

        We perform an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2012, 2011, and 2010, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

Operating Earnings:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Earnings from operations	$17,718	$16,793	$3,978

        We realized earnings from operations of $17.8 million, $16.8 million and $4.0 million in 2012, 2011 and 2010, respectively. Our earnings from operations in 2012, 2011 and 2010 are a result of our higher revenues and gross margins as we realized the benefits of our StraTech, Midwave and Incentra acquisitions and the implementation of our strategy to sell products and services to support the entire data center.

Income Taxes:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income tax expense	$7,186	$6,958	$1,690

        We had income tax expense of $7.2 million in 2012 which resulted in our estimated effective tax rate of 40.6%. We had income tax expense of $7.0 million in 2011 which resulted in our estimated effective tax rate of 41%. We had income tax expense of $1.7 million in 2010 which resulted in our estimated effective tax rate of 42%. As of December 31, 2012, we had no federal net operating carryforwards. As of December 31, 2012, 2011, and 2010, we had $1.1 million, $1.7 million and $6.9 million, respectively, of state net operating loss carryforwards to offset future state taxable income. These state tax carryforwards expire between 2013 and 2028. For 2012, we recorded approximately $780,600 of tax benefits to equity associated with the exercise of stock options. For 2011, we recorded approximately $449,500 of tax benefits to equity associated with the exercise of stock options. For 2010, we recorded approximately $15,800 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 42%.

Quarterly Results

        The following table sets forth our unaudited quarterly financial data for each quarter of 2012 and 2011. We have prepared this unaudited information on the same basis as our audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2012				2011
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$119,088	$120,042	$104,774	$147,298	$85,694	$89,481	$90,140	$114,712
Gross profit	27,326	28,033	24,012	32,655	20,755	21,679	21,240	25,938
Operating earnings	3,612	5,411	3,255	5,440	3,000	4,379	4,859	4,555
Net earnings	2,161	3,219	1,923	3,232	1,748	2,697	2,793	2,607

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

Liquidity and Capital Resources

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Total cash provided by (used in):
Operating activities	$(1,184)	$13,325	$(2,525)
Investing activities	(13,510)	(22,130)	1,467
Financing activities	6,062	18,764	(2,855)

Increase (decrease) in cash and cash equivalents	$(8,632)	$9,959	$(3,913)

        We finance our operations and capital requirements primarily through cash flows generated from operations. Our working capital was $32.3 million at December 31, 2012 as compared to $37.9 million at December 31, 2011. At December 31, 2012, our cash and cash equivalents balance was $10.3 million as compared to cash and cash equivalents of $18.9 million at December 31, 2011.

        Cash used in operating activities for 2012 was $1.2 million. Cash used in operating activities for 2012 was primarily impacted by:

  •
  Our net earnings for the year of $10.5 million.

  •
  Non-cash charges of $4.2 million, $2.6 million and $1.6 million for amortization of intangibles, stock compensation expense and depreciation, respectively.

  •
  A net increase of $31.5 million in accounts receivable, reflecting our increase in revenues for the year, offset by increases in inventories, accounts payable and accrued expenses

  •
  A net $4.4 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

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

        Cash used in investing activities was $13.5 million in 2012. In 2012, our primary use of cash for investing activities was to complete our October 2012 acquisition of StraTech. Cash used in investing activities was $22.1 million in 2011. In 2011, our primary use of cash for investing activities was to complete our October 2011 acquisition of Midwave. In addition, we invested a net amount of $3.5 million in short-term investments. Cash provided by investing activities was $1.5 million in 2010 primarily from proceeds from short-term investments of $2.7 million, which was offset by purchases of $1.3 million for upgraded computer equipment and leasehold improvements.

        We are planning for $1.5 million to $2.0 million of capital expenditures during 2013 primarily related to enhancements to our management information systems and upgraded computer equipment.

        Cash provided by financing activities was $6.1 million in 2012, primarily due to $6.0 million of borrowings on our line of credit in 2012. Cash provided by financing activities was $18.8 million in 2011. In March 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering which resulted in $17.5 million in cash received by us. A selling shareholder also sold 960,000 shares in the offering, but we did not receive any proceeds from the shares sold by the selling shareholder. Cash used in financing activities in 2010 was $2.8 million. In 2010, we used $3.0 million of cash to repay our Incentra acquisition promissory note.

        Pursuant to our acquisition of StraTech in 2012, we paid a purchase price of approximately $15.2 million, comprised of a cash payment of approximately $13.2 million and issued 269,783 shares of our common stock with a value of approximately $2.0 million. We deposited those shares in an escrow account as security for certain indemnification obligations of the Sellers.

        Pursuant to our acquisition of Midwave in October 2011, we paid a purchase price of approximately $19.1 million, comprised of a cash payment of approximately $16.1 million and issued 220,988 shares of our common stock with a value of approximately $1.6 million delivered at closing and approximately $1.4 million related to working capital adjustments subsequent to closing.

        In connection with our 2009 acquisition of Incentra, we financed a portion of the purchase price with a $3.0 million secured promissory note. The promissory note was paid on March 31, 2010. During 2010 the final working capital adjustment was agreed to and the $440,000 indemnification holdback was released. The net effect was a decrease in the purchase price of $32,000.

        In March 2011, we entered into a Credit Agreement with Wells Fargo Bank, N.A., which we last amended in October 2012. The Amended Credit Agreement provides for a line of credit not to exceed $15.0 million for general working capital purposes. The line of credit is secured by substantially all of our personal property and expires on July 31, 2014. Borrowings under the line of credit are limited to three times the aggregate of our EBITDA (as defined in the Credit Agreement) for the trailing two fiscal quarters. The Credit Agreement also requires that we have working capital of not less than $15.0 million at each fiscal quarter-end, and certain levels of net income after taxes. As of December 31, 2012, we had $6.0 million outstanding on the line of credit.

        Our future capital requirements may vary materially from those now planned and will depend on many factors, including our strategy to continue to grow our business by select acquisitions. Historically, we have experienced an increase in our expenditures consistent with the growth of our operations and we anticipate our expenditures will continue to increase as we grow our business by acquisitions or organically.

Off-Balance Sheet Arrangements

        We do not have any special purpose entities or off-balance sheet financing.

Contractual Obligations and Commitments

        As of December 31, 2012, our contractual cash obligations consist of future minimum lease payments due by period under non-cancelable operating leases and amounts due under our line of credit agreement as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$6,896	$1,644	$3,322	$1,930	$—
Sublease obligations	(68)	(34)	(34)	—	—

Net operating lease obligations	6,828	1,610	3,288	1,930	—
Amount due under line of credit agreement	6,000	—	6,000	—	—

Total	$12,828	$1,610	$9,288	$1,930	$—

        We have classified the amount due under our line of credit agreement as a current liability within the balance sheet as we intend to pay off the balance within the next 12 months.

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we are the successor interest to the Original Lease. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into the Amendment to the Original Lease for the Expansion Space, which provided us with approximately 54,000 total square feet available for our operations. We moved our corporate headquarters to this new location in March 2012. Under the terms of the Amendment, the term of the Original Lease is extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, commencing on March 1, 2012. We have the option to extend the term of the Lease for an additional five year term as long as certain conditions are met.

        As a result of our acquisition of StraTech in October 2012, we are the successor in interest to six leases where StraTech was the tenant, with terms extending through October 2015. These facilities provide us with approximately 27,000 additional square feet of office space available for our operations in Georgia, Alabama, North Carolina, Florida, Maryland, and Tennessee.

        We periodically enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2012, we were not obligated to purchase any goods or services from our suppliers and no such losses existed.

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

        Interest rate risk.    As of December 31, 2012, we had $10.3 million of cash and money market accounts and $6.0 million in short-term debt. The impact on the income before income taxes of a 1% change in short-term interest rates would be approximately $60,000 based on our cash and cash equivalents and short-term debt balances as of December 31, 2012.

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

        We have audited the accompanying balance sheets of Datalink Corporation (the "Company") as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Datalink Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 15, 2013

DATALINK CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$10,315	$18,947
Short term investments	—	3,486
Accounts receivable, net	143,958	102,289
Receivable due from seller of StraTech acquisition	4,243	—
Inventories, net	2,554	1,736
Current deferred customer support contract costs	87,052	62,901
Inventories shipped but not installed	8,784	9,779
Income tax receivable	2,430	405
Other current assets	852	1,169

Total current assets	260,188	200,712
Property and equipment, net	6,082	3,453
Goodwill	37,780	32,446
Finite-lived intangibles, net	20,760	9,035
Deferred customer support contract costs non-current	40,771	28,785
Deferred taxes	4,471	3,159
Other assets	455	361

Total assets	$370,507	$277,951

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$6,000	$—
Accounts payable	83,880	63,292
Accrued commissions	8,730	5,069
Accrued sales and use taxes	3,489	2,574
Accrued expenses, other	6,027	5,209
Current deferred taxes	9,034	7,459
Customer deposits	3,645	2,145
Current deferred revenue from customer support contracts	105,167	76,998
Other current liabilities	157	85

Total current liabilities	226,129	162,831
Deferred revenue from customer support contracts non-current	48,167	34,740
Other liabilities non-current	828	195

Total liabilities	275,124	197,766

Commitments and contingencies (Notes 6, 7, and 8)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 18,726,723 and 17,899,171 shares issued and outstanding as of December 31, 2012 and 2011, respectively	19	18
Additional paid-in capital	70,875	66,213
Retained earnings	24,489	13,954

Total stockholders' equity	95,383	80,185

Total liabilities and stockholders' equity	$370,507	$277,951

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales:
Product sales	$319,041	$245,743	$180,424
Service sales	172,161	134,284	113,255

Total net sales	491,202	380,027	293,679
Cost of sales:
Cost of product sales	248,286	188,384	140,984
Cost of services	130,890	100,978	83,951
Amortization of intangibles	—	1,053	1,108

Total cost of sales	379,176	290,415	226,043

Gross profit	112,026	89,612	67,636
Operating expenses:
Sales and marketing	48,553	38,723	32,353
General and administrative	18,227	15,468	14,092
Engineering	22,974	17,535	15,652
Other income	—	(1,127)	(503)
Integration and transaction costs	359	454	581
Amortization of intangibles	4,195	1,766	1,483

Total operating expenses	94,308	72,819	63,658

Earnings from operations	17,718	16,793	3,978
Interest income	59	50	14
Interest/other expense, net	(56)	(40)	—

Net earnings before income taxes	17,721	16,803	3,992
Income tax expense	7,186	6,958	1,690

Net earnings	$10,535	$9,845	$2,302

Net earnings per common share:
Basic	$0.62	$0.62	$0.18
Diluted	$0.60	$0.61	$0.18
Weighted average common shares outstanding:
Basic	17,114	15,803	12,801
Diluted	17,491	16,213	12,981

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balances, December 31, 2009	13,261	$13	$41,595	$1,807	$43,415
Net earnings	—	—	—	2,302	2,302
Stock option and restricted stock expense	232	1	1,592	—	1,593
Excess tax expense from stock compensation	—	—	(16)	—	(16)
Tax withholding payments reimbursed by restricted stock	(32)	—	(203)	—	(203)
Common shares issued under exercise of stock options	109	—	364	—	364

Balances, December 31, 2010	13,570	14	43,332	4,109	47,455
Net earnings	—	—	—	9,845	9,845
Stock option and restricted stock expense	573	1	2,556	—	2,557
Excess tax benefit from stock compensation	—	—	450	—	450
Tax withholding payments reimbursed by restricted stock	(24)	—	(174)	—	(174)
Common shares issued under exercise of stock options	264	—	1,034	—	1,034
Issuance of common stock for Midwave acquisition	221	—	1,564	—	1,564
Issuance of common stock for secondary offering	3,307	3	17,451	—	17,454

Balances, December 31, 2011	17,911	18	66,213	13,954	80,185
Net earnings	—	—	—	10,535	10,535
Stock option and restricted stock expense	578	1	2,575	—	2,576
Excess tax benefit from stock compensation	—	—	780	—	780
Tax withholding payments reimbursed by restricted stock	(127)	—	(1,065)	—	(1,065)
Common shares issued under exercise of stock options	95	—	347	—	347
Issuance of common stock for StraTech acquisition	270	—	2,025	—	2,025

Balances, December 31, 2012	18,727	$19	$70,875	$24,489	$95,383

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$10,535	$9,845	$2,302
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision (benefit) for bad debts	(6)	84	73
Depreciation	1,627	1,045	945
Amortization of finite lived intangibles	4,195	2,819	2,591
Deferred income taxes	262	374	1,755
Stock based compensation expense	2,576	2,557	1,592
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(31,544)	(33,019)	(13,742)
Inventories	177	(2,114)	1,133
Deferred customer support contract costs/revenues, net	4,440	2,485	2,234
Accounts payable	2,943	25,610	(2,276)
Accrued expenses	4,629	3,605	1,387
Income tax receivable	(2,025)	659	9
Other	1,007	(625)	(528)

Net cash provided by (used in) operating activities	(1,184)	13,325	(2,525)

Cash flows from investing activities:
Maturities of short term investments	1,192	6,492	2,730
Sales of short term investments	2,294	—	—
Purchase of short term investments	—	(9,978)	—
Purchases of property and equipment	(3,824)	(1,102)	(1,263)
Payment for acquisitions, net of cash acquired	(13,172)	(17,542)	—

Net cash provided by (used in) investing activities	(13,510)	(22,130)	1,467

Cash flows from financing activities:
Proceeds from stock offering, net of offering costs	—	17,454	—
Payment of note payable due to seller of acquired business	—	—	(3,000)
Net borrowings on line of credit	6,000	—	—
Excess tax from stock compensation	780	450	(16)
Tax withholding payments reimbursed by restricted stock	(1,065)	(174)	(203)
Proceeds from issuance of common stock from option exercise	347	1,034	364

Net cash provided by (used in) financing activities	6,062	18,764	(2,855)

Increase (decrease) in cash and cash equivalents	(8,632)	9,959	(3,913)
Cash and cash equivalents, beginning of year	18,947	8,988	12,901

Cash and cash equivalents, end of year	$10,315	$18,947	$8,988

Supplementary cash flow information:
Cash paid for income taxes	$8,191	$5,934	$509
Cash received for income tax refunds	$25	$469	$568
Supplementary non-cash investing and financing activities:
Non-cash stock issued as consideration for acquisition	$2,025	$1,564	$—
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

  Recently Issued and Adopted Accounting Standard:

        In July 2012, the FASB issued an update to ASC 350: Testing Indefinite-Lived Intangible Assets for Impairment. This update states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350. Under the guidance in this update, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments to ASC 350 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe the adoption of this update will have a material impact on our financial statements.

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

  Accounts Receivable, net:

        We carry accounts receivable at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history and current economic conditions. We write off accounts receivable when deemed uncollectible, which is generally in excess of a year past due provided we have no additional information to suggest we continue to expect customer payment. We record recoveries of accounts receivable previously written off when received.

        We recorded accounts receivable net of the reserve for doubtful accounts of $223,000 and $282,000 at December 31, 2012 and 2011, respectively.

  Concentration of Credit Risk:

        We had no customers that comprised more than 10% of our net sales in 2012, 2011 or 2010. However, our top five customers collectively accounted for 11%, 11%, and 12% of our 2012, 2011, and 2010 revenues, respectively.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves by $310,000 and $416,000 at December 31, 2012 and 2011, respectively.

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

	December 31,
	2012	2011
	(in thousands)
Property and equipment:
Construction in process	$1,987	$805
Leasehold improvements	1,950	1,890
Furniture and fixtures	2,479	2,395
Equipment	6,123	4,712
Computers and software	3,061	2,631

	15,600	12,433
Less accumulated depreciation and amortization	(9,518)	(8,980)

	$6,082	$3,453

  Goodwill:

        We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit. Our measurement date is December 31, 2012.

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

  Valuation of Long-Lived Assets:

        We perform an impairment test for finite-lived assets and other long-lived assets, such as property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2012, 2011 and 2010, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

  Stock Compensation Plans:

        We utilize the fair value method of accounting to account for share-based compensation awards. This requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We use the Black-Scholes model to determine the fair value of share-based payment awards. Stock-based compensation expense was $2.6 million, $2.6 million and $1.6 million for 2012, 2011 and 2010, respectively.

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

  Uncertain Tax Positions:

        We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. We include interest and penalties for our tax contingencies in income tax expense. At December 31, 2012 and 2011, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

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

  Advertising costs

        Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs included in sales and marketing expense for 2012, 2011 and 2010 were $559,000, $728,000 and $345,000, respectively.

  Revenue Recognition:

        Product Sales.    We sell software and hardware products on both a "free-standing" basis without any services and as data center solutions bundled with installation and configuration services ("bundled arrangements"). Under either arrangement, we recognize revenue from the sales of products, primarily hardware and essential software, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In customer arrangements where a formal acceptance of products is required by the customer, revenue is recognized upon meeting such acceptance criteria.

        Service Sales.    In addition to installation and configuration services provided by us or third party vendors as part of our bundled arrangements, our service sales include postcontract customer support ("PCS") and consulting services. On our balance sheet, deferred revenue relates to service sales for which our customer has paid us or has been invoiced but for which we have not yet performed the applicable services. Revenue from extended service contracts is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed when sold on a stand-alone basis. Our service sales include customer support contracts and consulting services.

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

  When we sell a service contract as part of a bundled arrangement, we use vendor specific objective evidence ("VSOE") to allocate revenue to the service contract element. In all cases, we defer revenues and incremental direct costs resulting from obtaining our service contracts and amortize them into operations over the term of the contracts, which are generally twelve months. We defer customer support costs as allowed under ASC Topic 605-10-S99 based on the guidance in ASC Topic 605-20. The deferred costs we capitalize consist of direct and incremental costs we prepay to third parties for direct support to our customers under our contract terms. We defer our customer support contract revenues and their related costs because significant obligations remain after contract execution. For example, we provide routine help desk assistance to our customers and assist them in contacting our vendors for additional support services.

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

        Multiple element arrangements. In October 2009, the FASB amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality, or what we refer to as essential software. We also sell non-essential software, which continues to be in the scope of ASC 985-605. ASU 2009-13 amended the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also required an entity to allocate revenue using the relative selling price method.

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

        For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, we recognized revenue pursuant to the previous guidance for multiple-element arrangements. Refer to the critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Critical Accounting Policies and Estimates" for a discussion of the previous accounting policy.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net earnings	$10,535	$9,845	$2,302

Basic:
Weighted average common shares outstanding	18,727	17,899	13,570
Weighted average common shares of non-vested stock	(1,613)	(2,096)	(769)

Shares used in the computation of basic net earnings per share	17,114	15,803	12,801

Net earnings per share—basic	$0.62	$0.62	$0.18

Diluted:
Shares used in the computation of basic net earnings per share	17,114	15,803	12,801
Employee and non-employee director stock options	60	87	51
Restricted stock that has not vested	317	323	129

Shares used in the computation of diluted net earnings per share	17,491	16,213	12,981

Net earnings per share—diluted	$0.60	$0.61	$0.18

        We excluded the following restricted stock grants that have not vested and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Non-vested common stock	9,000	128,000	249,001
Options to purchase shares of common stock	—	—	140,202

  Fair Value of Financial Instruments:

        Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability. We apply fair value measurements for both financial and nonfinancial assets and liabilities. We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of December 31, 2012.

        The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, line of credit and accrued expenses, approximate cost because of their short maturities.

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

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis according to the valuation techniques we used to determine their fair value(s):

(In thousands)	Total at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012:
Cash and cash equivalents	$10,315	$10,315	$—	$—

Total assets measured at fair value	$10,315	$10,315	$—	$—

At December 31, 2011:
Cash and cash equivalents	$18,947	$18,947	$—	$—
Certificates of Deposit	1,486	1,486	—	—
Variable Rate Demand Notes	2,000	2,000	—	—

Total assets measured at fair value	$22,433	$22,433	$—	$—

2.     Acquisitions

  Strategic Technologies, Inc.

        On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas", parent company of StraTech, and together with StraTech, the "Sellers"). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for an estimated purchase price of approximately $11.0 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $4.2 million, resulting from the preliminary estimated working capital adjustment. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Those shares have been deposited in an escrow account as security for certain indemnification obligations of the Sellers. Pursuant to the asset purchase agreement, Sellers are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers' good faith estimated net tangible assets as set forth in the asset purchase agreement. We recorded the receivable due from Sellers of approximately $4.2 million related to this payment at December 31, 2012. Sellers are disputing the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contains an arbitration provision for disputes over the value of tangible net assets. The amount of the receivable we recorded may be impacted by the resolution of the arbitration proceeding. As of the filing of this Form 10-K, no resolution had been reached, and the parties are reviewing the working capital calculations and determining the timing for arbitration.

        We estimated the fair value of the assets acquired and liabilities assumed of StraTech primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. We based this approach upon our estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed.

        The fair value of the assets acquired included a finite lived intangible asset consisting of customer relationships that have an estimated life of five years and an indefinite lived asset consisting of goodwill of approximately $5.3 million which will be deductible for tax purposes over a 15 year period. We are amortizing the finite-lived intangible asset we acquired in the StraTech acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill) because this acquisition expanded our market share and physical presence across the Eastern seaboard of the United States and allows us to diversify our product offerings from certain manufacturers and expand our high-margin professional and managed services business lines. We expect to experience operational synergies and efficiencies through combined general and administrative corporate functions.

        We allocated the total estimated purchase consideration to the net assets and liabilities acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to net working capital adjustments that are subject to the arbitration discussed above. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)
Assets acquired at their fair value:
Accounts receivable	$9,598
Deferred revenue costs	8,521
Equipment	432
Finite-lived intangibles	15,920
Goodwill	5,334
Other assets	628

Total assets acquired	40,433
Liabilities assumed at their fair value:
Accounts payable	17,645
Customer deposits	751
Deferred revenue	10,289
Accrued expenses	765
Other liabilities	29

Total liabilities assumed	29,479

Net purchase price	$10,954

        The following table provides a reconciliation of the cash payment made to the estimated net purchase price for StraTech:

(in thousands)
Payment in cash for purchase	$13,172
Less receivable due from seller	(4,243)
Plus value of shares issued	2,025

Estimated net purchase price	$10,954

        The pro forma consolidated unaudited results of operations as of December 31, 2012 and 2011, assuming consummation of the acquisition of StraTech as of January 1, 2011, are as follows:

	Years Ended December 31,
	2012	2011
	(in thousands, except per share data)
Net sales	$538,593	$437,841
Net earnings	11,818	11,297
Per share data:
Basic earnings	$0.69	$0.71
Diluted earnings	$0.68	$0.70

        Integration costs for 2012 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of StraTech. In addition, transaction costs for 2012 include legal, audit and other outside service fees necessary to complete our acquisition of StraTech, which were expensed. Total integration and transaction costs were $359,000 during 2012.

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

        The fair value of the assets acquired included finite lived intangible assets, which consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively, and goodwill of approximately $9.3 million which will be deductible for tax purposes over a 15 year period. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill), because we believe this acquisition makes us the dominant data center services and infrastructure provider in Minnesota. We also believe this acquisition doubles our Cisco technology and services revenue, expands our managed services portfolio, adds an established security practice and doubles the size of our consulting services team. We have begun to realize operational synergies and efficiencies through combined general and administrative and corporate functions in 2012.

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

  2009 Acquisitions

        On December 17, 2009, we acquired the reseller business of Incentra, which designs, procures, implements and supports data center solutions composed of technologies including storage, networking, security and servers from leading manufacturers. We did not acquire Incentra's managed services portfolio and related operations. We accomplished the acquisition through the purchase of substantially all of the assets of Incentra's reseller business pursuant to an Asset Purchase Agreement and have included the financial results of Incentra in our financial statements beginning on the acquisition date.

        Under the acquisition method of accounting, the total preliminary purchase price was allocated to Incentra's net tangible and intangible assets based upon their estimated fair values as of December 17, 2009. During 2010, we finalized our purchase accounting. The total final purchase price for Incentra was approximately $13.8 million, of which approximately $4.0 was allocated to goodwill, $5.2 million to identifiable intangible assets, and $4.6 to net tangible assets. The finite lived intangibles which consisted of trademarks, order backlog and customer relationships have estimated lives of three years, one year and eight years, respectively, and we are amortizing them using the straight line method (see Note 4). The goodwill we may deduct for tax purposes over a 15 year period.

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

        In September 2010 and 2011, the first and second years of the three year agreement came to an end and there was a shortfall paid by Cross of $503,000 and $574,000, respectively, which was recorded as other income since we had assumed the revenue targets. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the remaining year of the agreement for which Cross paid $553,000.

        In connection with this acquisition, we allocated the total purchase consideration to the net assets acquired, including finite lived intangible assets, based on their respective fair values at the acquisition date. The total purchase price paid for Cross was approximately $2.0 million, of which approximately $1.4 million was allocated to goodwill, $534,000 to identifiable intangible assets, and $47,000 to net tangible assets. We allocated the purchase price for the Cross acquisition primarily by comparing our estimated cost to build the assets acquired against purchasing them. This enabled us to determine the allocation between finite lived intangibles and goodwill. The finite lived intangibles, which consisted of the services agreement and certifications have estimated lives of four and two years, respectively, and we are amortizing them using the straight line method (see Note 4). The goodwill we may deduct for tax purposes over a 15 year period.

3.     Short Term Investments

        The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Certificates of Deposit	$—	—	—	$—
Variable Rate Demand Notes	$—	—	—	$—
December 31, 2011
Certificates of Deposit	$1,486	—	—	$1,486
Variable Rate Demand Notes	$2,000	—	—	$2,000

        As of December 31, 2012 and December 31, 2011, we had no unrealized holding gains/losses on investments.

4.     Intangibles:

        We had goodwill assets with a recorded value of $37.8 million and $32.4 million as of December 31, 2012 and 2011, respectively. Goodwill activity is summarized as follows:

(in thousands)
January 1, 2011	$23,146
Additions	9,300

December 31, 2011	$32,446
Additions	5,334

December 31, 2012	$37,780

        We had finite-lived intangible assets with a net book value of $20.8 million and $9.0 million as of December 31, 2012 and 2011, respectively. The change in the net carrying amount of intangibles during 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning Balance	$9,035	$5,219
Recognized in connection with acquisitions	15,920	6,635
Amortization	(4,195)	(2,819)

Ending Balance	$20,760	$9,035

        Identified finite-lived intangible asset balances are summarized as follows:

		As of December 31, 2012			As of December 31, 2011
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	(8,665)	$20,468	$13,213	(4,729)	$8,484
Services agreement	4	67	(54)	13	67	(38)	29
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(199)	279	478	(40)	438
Trademarks	3	263	(263)	—	263	(179)	84
Order backlog	3 months- 1 year	2,162	(2,162)	—	2,162	(2,162)	—

Total identified intangible assets		$32,570	(11,810)	$20,760	$16,650	(7,615)	$9,035

        Amortization expense related to finite-lived intangible assets for 2012, 2011 and 2010 was $4.2 million, $2.8 million and $2.6 million, respectively. In 2012, amortization expense increased due to the acquisition of StraTech. The finite-lived intangible asset we acquired in the StraTech acquisition consisted of customer relationships having an estimated life of 5 years that we are amortizing over the useful life of the asset using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed. In 2011, amortization expense increased due to the acquisition of Midwave. The finite-lived intangibles we acquired in the Midwave acquisition consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. Amortization expense in 2010 relates primarily to our acquisitions of the networking solutions division of Cross in October 2009 and the reseller business of Incentra in December 2009. The finite lived intangibles we acquired related to the reseller business of Incentra consisted of trademarks, order backlog and customer relationships and have estimated lives of three years, one year and eight years, respectively. The finite lived intangibles we acquired related to the networking solutions division of Cross consisted of the services agreement and certifications and have estimated lives of four years and two years, respectively. The finite-lived intangible assets we acquired in the acquisitions of Midwave, the networking solutions division of Cross and the reseller business of Incentra are amortized over their useful lives primarily using the straight-line approach, to match the pattern in which the economic benefits of those assets are expected to be consumed. Expected amortization in each of the next five years is as follows:

(in thousands)
2013	$7,251
2014	5,293
2015	3,963
2016	2,937
2017	1,316

$20,760

5.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2012	2011	2010
Tax expense (benefit) at U.S. statutory rates	35.0%	35.0%	34.0%
State tax expense, net of federal tax effect	5.0	5.2	4.7
Meals and entertainment	1.0	1.0	3.6
Incentive stock options	—	—	0.6
Other	(0.4)	0.2	(0.6)

Effective tax rate	40.6%	41.4%	42.3%

        Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$97	$126
Compensation accrual	1,685	1,423
Inventories	128	172
Deferred revenue	12,542	8,828
Net operating loss carryovers	65	135
Bonuses	1,360	—
Deferred rent	162	—
Tenant allowance	227	—
Sublease reserves	—	32
Intangibles	744	159
Other	22	74

Total deferred tax assets	17,032	10,949
Deferred income tax liability:
Prepaids	(212)	(380)
Deferred costs	(17,581)	(12,872)
Deferred commission	(2,537)	(1,688)
Section 481(a) adjustment	(1,065)	(305)
Property and equipment	(200)	(4)

Total deferred tax liabilities	(21,595)	(15,249)

Net deferred income tax liabilities	$(4,563)	$(4,300)

        The deferred tax amounts above have been classified in the accompanying balance sheets as follows for 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Current deferred tax liability	$(9,034)	$(7,459)
Noncurrent deferred tax asset	4,471	3,159

Net deferred tax liability	$(4,563)	$(4,300)

        The tax expense for 2012 and 2011 consists of the following:

	Year Ended December 31,
	2012	2011
	(in thousands)
Current income tax expense	$6,924	$6,584
Deferred tax expense	262	374

Income tax expense	$7,186	$6,958

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2012, we have no federal net operating carryforwards. As of December 31, 2012, we have state net operating loss carryforwards of approximately $1.1 million, which are available to offset future state taxable income. If not used, the state net operating loss carryforwards will expire between 2013 and 2028. For 2012 we recorded approximately $780,600 to equity for tax expenses associated with the exercise of stock options. For 2011 we recorded approximately $449,500 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 42%.

        The tax years 2009-2012 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

        Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership. We do not believe that an ownership change under Section 382 has occurred, and therefore, no such limitations exist.

6.     Lease Commitments:

        Our corporate headquarters including our principal technical and support services operations, are located in an office and warehouse facility in Eden Prairie, Minnesota. As of December 31, 2012, our other 36 leased locations, housing sales and technical staff, are small to medium sized offices. We have regional hubs located in the Northeast, South, Mid Central, North Central and West.

        As of December 31, 2012, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2013	$1,644	$(34)	$1,610
2014	1,520	(34)	1,486
2015	1,081	—	1,081
2016	721	—	721
Thereafter	1,930	—	1,930

	$6,896	$(68)	$6,828

        As a result of our acquisition of StraTech in October 2012, we are the successor in interest to six leases where StraTech was the tenant. These facilities provide us with approximately 27,000 additional square feet of office space available for our operations in Georgia, Alabama, North Carolina, Florida, Maryland, and Tennessee.

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we are the successor interest to a lease ("Original Lease") dated August 9, 2010. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into a First Amendment to Lease (the "Amendment") to the Original Lease for approximately 32,906 additional square feet of office space ("Expansion Space"), which provides us with approximately 54,000 total square feet available for our operations. We moved our corporate headquarters to this new location in April 2012. Under the terms of the Amendment, the term of the Original Lease was extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, which commenced on March 1, 2012. We have the option to extend the term of the Original Lease for an additional five year term as long as certain conditions are met.

        Total rent expense, net of sublease income of $219,000, $663,000 and $663,000 in 2012, 2011 and 2010, respectively, is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Rent expense	$2,578	$2,601	$2,386

7.     Employee Benefit Plan:

        We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 60% of their pretax compensation to the 401(k) portion of the plan. Since April 2006, we have matched 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of our contributions to the 401(k) portion of the plan for 2012, 2011 and 2010 was $1.1 million, $857,000 and $762,000, respectively.

8.     Line of Credit:

        We have available for use a line of credit of $15.0 million with Wells Fargo Bank, N.A. which was last amended in October 2012 to extend the maturity date to July 31, 2014. The line of credit continues to bear interest at 2.0% above the bank's three month LIBOR rate (approximately 0.31% at December 31, 2012). In addition, the line of credit continues to require us to meet certain financial covenants. In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility. At December 31, 2012, we were in compliance with the covenants. As of December 31, 2012, we had outstanding advances of $6.0 million on the line of credit. We have classified this as a current liability within the balance sheet as we intend to pay off the balance within the next 12 months. At December 31, 2011 there were no outstanding advances on the line of credit.

9.     Stockholders' Equity:

  Common Stock Offering:

        On March 14, 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering and the selling shareholder sold 960,000 shares in the offering. We received proceeds from the common stock sold by us, net of offering costs of $17.5 million. We did not receive any proceeds from the shares sold by the selling shareholder.

  Stock Compensation Plans:

        In May 2011, our shareholders approved our 2011 Incentive Compensation Plan ("2011 Plan"). The 2011 plan replaced our existing 2009 Incentive Compensation Plan ("2009 Plan") and 2000 Director Stock Option Plan (the "Director Plan"), each of which terminated upon approval of the 2011 Plan on May 12, 2011. We reserved up to 750,000 initial shares of our common stock for possible issuance under the 2011 Plan and 303,943 shares remaining available for future grants under the 2009 Plan. Awards under the 2011 Plan may consist of options (non-qualified and incentive stock options), stock appreciation rights, or SARs, restricted stock units, performance units, dividend equivalents, annual incentive awards and other share-based awards as determined by our Compensation Committee. The terms and conditions of each award are set in an award agreement as determined by the Compensation Committee. As of December 31, 2012, there were 763,134 shares available for grant under the 2011 Plan.

  Time-based Restricted Stock Grants under our 2011 Plan, 2009 Plan and Director Plan:

        Under the 2011 Plan, eligible employees may be awarded shares of restricted stock. These shares generally vest three to four years after issuance, subject to continuous employment and certain other conditions. In 2012, 2011 and 2010, we issued 279,428, 140,000 and 254,000 shares of time-based restricted stock to our executive management and certain other employees. Restricted shares are valued at the closing price of our stock on the date of grant and are expensed over the vesting period. Unrecognized compensation expense related to the non-vested stock grants was $2.9 million at December 31, 2012 and is expected to be recognized through November 2016. Compensation expense related to these restricted stock grants was $910,000 in 2012, $621,000 in 2011 and $663,000 in 2010.

        In 2012, 2011 and 2010, we issued 36,000, 36,607 and 37,030 shares of common stock to members of the Board of Directors, respectively. Our non-employee directors receive 6,000 shares of restricted stock for their Board service. We issue the annual restricted stock grants on June 30 of each year and they vest one-quarter upon issuance and one-quarter on the following September 30, December 31, and March 31, respectively, provided that the director is still a member of the Board on that date. As of December 31, 2012, 9,000 shares of the 2012 restricted stock grant were not vested. The 2011 and 2010 awards to our directors have all vested. For 2012, 2011 and 2010, total compensation expense for these awards was approximately $323,000, $260,000 and $153,000, respectively.

  Performance-based Restricted Stock Grants under our 2011 Plan, 2009 Plan and Director Plan:

        Under the 2011 Plan, we are able to grant performance-based awards of restricted stock to our employees. The purpose of the performance-based grants is to retain key employees and to align key management with shareholders' interests.

        On December 4, 2012, we awarded approximately 163,000 shares of restricted stock pursuant to our 2011 Plan to executive management. The restricted stock vests as follows: (1) fifty percent upon the achievement of our predetermined earnings from operations objective for 2013 as approved by our Board of Directors and the individual employee remains employed by us through December 31, 2014, (2) twenty five percent upon the second grant anniversary date, (3) 12.5 percent upon the third grant anniversary date and (4) 12.5 percent upon the fourth grant anniversary date. We are amortizing the $1.4 million fair value of the shares that have not vested as follows: (1) $680,000 over a 25-month period for the achievement of the performance objectives and assuming the individual remains employed with us through December 31, 2014, (2) $340,000 over the two year vesting period, (3) $170,000 over the three year vesting period and (4) $170,000 over the four year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $1.3 million at December 31, 2012 and is expected to be recognized through November 2016. Compensation expense related to these restricted stock grants was $51,000 for the year ended December 31, 2012.

        On October 4, 2012, we awarded 45,000 shares of restricted stock pursuant to our 2011 Plan to certain managers. The restricted stock vests as follows: (1) fifty percent upon the achievement of our income or gross profit objectives for 2012 and the individual employee remains employed with us through the announcement of the 2012 financial results, (2) twenty five percent upon the second grant anniversary date and (3) twenty five percent upon the third grant anniversary date. We are amortizing the $386,000 fair value of the shares that have not vested as follows: (1) $198,000 over the 4.5 month period for the achievement of the performance objectives and remaining employed through the announcement of 2012 financial results, (2) $99,000 over the two year vesting period and (3) $99,000 over the three year vesting period. Unrecognized compensation expense related to the restricted stock grants was $173,000 at December 31, 2012 and is expected to be recognized through September 2015. Compensation expense related to these restricted stock grants was $20,000 for the year ended December 31, 2012.

        On February 22, 2012, we awarded approximately 173,000 shares of restricted stock pursuant to our 2011 Plan to certain members of our executive management team. The restricted stock vests as follows: (1) fifty percent upon the achievement of our predetermined earnings from operations objective for 2012 as approved by our Board of Directors and the individual employee remains employed by us through December 31, 2013, (2) twenty five percent upon the second grant anniversary date and (3) twenty five percent upon the third grant anniversary date, provided in each case the individual is employed with us on each vesting date. We are amortizing the $1.5 million fair value of the shares that have not vested as follows: (1) $750,000 over the 22.5 month period for the achievement of the performance objectives and assuming the individual remains employed with us through December 31, 2013, (2) $375,000 over the two year vesting period and (3) $375,000 over the three year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $483,000 at December 31, 2012 and is expected to be recognized through February 2015. Compensation expense related to these restricted stock grants was $286,000 for the year ended December 31, 2012.

        On July 17, 2011, we awarded 215,000 shares of restricted stock pursuant to our 2011 Plan to certain managers. The restricted stock vests as follows: (1) 39,000 upon the achievement of our income or gross profit objectives for 2011, (2) 88,000 upon the second grant anniversary date and (3) 88,000 upon the third grant anniversary date. We are amortizing the $1.6 million fair value of the restricted shares that have not vested as follows: (1) $292,000 over a 6 month vesting period for the achievement of the performance objectives, (2) $658,000 over the two year vesting period and (3) $658,000 over the three year vesting period. Unrecognized compensation expense related to the restricted stock grants was $381,000 at December 31, 2012 and is expected to be recognized through June 2014. Compensation expense related to these restricted stock grants was $309,000 and $566,000 for the years ended December 31, 2012 and 2011, respectively.

        On January 17, 2011, we awarded 209,000 shares of restricted stock pursuant to our 2011 Plan to executive management. The restricted stock vests as follows: (1) 104,500 shares upon the achievement of our predetermined earnings from operations objective for 2011 as approved by our Board of Directors and the individual employee remains employed by us through December 31, 2013, (2) 52,250 upon the second grant anniversary date and (3) 52,250 upon the third grant anniversary date. We are amortizing the $1.2 million fair value of the restricted stock as follows: (1) $612,000 over a 12 month vesting period for the achievement of the performance objectives, (2) $306,000 over the two year vesting period and (3) $306,000 over the three year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $325,000 at December 31, 2012 and is expected to be recognized through January 2014. Compensation expense related to these restricted stock grants was $459,000 and $440,000 for the years ended December 31, 2012 and 2011, respectively.

        On August 17, 2010, we awarded 25,000 shares of restricted stock pursuant to our 2009 Plan to managers and certain employees. The grants vest upon the achievement of an on-time and on-budget implementation of the new ERP system. In addition, the individual employee must remain employed by us through February 1, 2012. We are amortizing the $85,000 fair value of the restricted stock on the date of grant ratably over the eighteen-month vesting period in accordance with specific vesting terms. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2012. For 2012, 2011 and 2010, compensation expense related to these restricted stock grants was $(56,000) and $53,000 and $28,000, respectively.

        On August 17, 2010, we awarded 42,307 shares of restricted stock pursuant to our 2009 Plan to executive management. The grants vested upon our achievement of the predetermined earnings from operations objective for the second-half of 2010 as approved by our Board of Directors. In addition, the individual must have remained employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $144,000 fair value of the restricted stock over the eighteen-month vesting period in accordance with specified vesting terms. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2012. For 2011 and 2010, compensation expense related to these restricted stock grants was $102,000 and $42,000, respectively.

        On February 2, 2010, we awarded 25,000 shares of restricted stock pursuant to our 2009 Plan to senior management and managers. The grants vested upon our achievement of the predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must remain employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $112,000 fair value of the restricted stock over a two-year period that began on January 1, 2010. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2012. For 2011 and 2010, compensation expense related to these restricted stock grants was $(34,000) and $56,000, respectively.

        On December 14, 2009, we awarded 201,250 shares of restricted stock pursuant to our 2009 Plan to senior management and managers. The grants vested upon our achievement of the predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must have remained employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $767,000 fair value of the restricted stock over a two-year period that began on January 1, 2010. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2012. For 2011 and

2010, compensation expense related to these restricted stock grants was $316,000 and $316,000, respectively.

        The following table summarizes our restricted stock activity for the periods indicated below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2010	575,799	$4.65
Granted	351,307	$4.19
Shares vested	(147,880)	$5.10
Shares cancelled	(132,169)	$5.75

Restricted stock at January 1, 2011	647,058	$4.04
Granted	564,000	$7.12
Shares vested	(75,000)	$3.88
Shares cancelled	(57,000)	$5.26

Restricted stock at January 1, 2012	1,079,058	$5.60
Granted	663,843	$8.58
Shares vested	(385,808)	$5.66
Shares cancelled	(109,425)	$7.12

Restricted stock at December 31, 2012	1,247,668	$7.47

  Stock Options:

        We had no stock option grants in 2012, 2011 or 2010.

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

        Total stock-based compensation expense related to stock options was $242,000, $264,000 and $335,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Unrecognized stock-based compensation expense related to stock options was $134,000 at December 31, 2012.

        The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2009	1,239,920	$1.44 - $18.13	$4.57
Options granted	—	—	$—
Options exercised	(91,620)	$3.32 - $4.36	$3.68
Options cancelled	(110,589)	$3.16 - $18.13	$9.78

Balance, December 31, 2010	1,037,711	$1.44 - $9,81	$4.10
Options granted	—	—	$—
Options exercised	(263,564)	$1.44 - 8.44	$3.88
Options cancelled	(106,765)	$3.46 - 9.81	$8.09

Balance, December 31, 2011	667,382	$1.44 - $5.21	$3.52
Options granted	—	—	$—
Options exercised	(95,092)	$1.44 - $4.36	$3.66
Options cancelled	(4,250)	$3.71 - $4.36	$4.06

Balance, December 31, 2012	568,040	$1.80 - $5.21	$3.49

Options exercisable as of December 31, 2010	627,878	$1.44 - $9.81	$3.80
Options exercisable as of December 31, 2011	436,827	$1.44 - $5.21	$3.58
Options exercisable as of December 31, 2012	455,540	$1.80 - $5.21	$3.49

        The weighted average remaining contractual life of options outstanding at December 31, 2012 was 5.62 years. At December 31, 2012, 2011 and 2010, respectively, the aggregate intrinsic value of options outstanding and exercisable was $2,316,414, $2,692,302 and $580,122. Total intrinsic value of options exercised was $563,405, $988,986 and $337,496 for 2012, 2011 and 2010, respectively.

10.   Lease Receivables

        In June 2012, we entered into a sales-type lease agreement with a single customer resulting from the sale of certain products. Our lease receivable is recorded at cost within the accounts receivable, net balance on our balance sheet and is due in monthly installments over an initial term of two years. Cash received and applied against this receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows. Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method. The contractual amounts due under sales-type leases at December 31, 2012 were as follows (in thousands):

Contractual Amounts Due Under Leases
Gross finance receivables	$1,015
Unearned income	(60)

Net investment in sales-type lease receivables	$955

        Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At December 31, 2012, there were no amounts past due related to lease receivables.

11.   Commitments and Contingencies

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

12.   Quarterly Financial Information (unaudited)

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2012
Net sales	$119,088	$120,042	$104,774	$147,298
Gross profit	27,326	28,033	24,012	32,655
Operating earnings	3,612	5,411	3,255	5,440
Net earnings	2,161	3,219	1,923	3,232
Net earnings per share—basic	0.13	0.19	0.11	0.19
Net earnings per share—diluted	0.12	0.18	0.11	0.18

	March 31	June 30	Sep 30	Dec 31
	(in thousands, except per share data)
2011
Net sales	$85,694	$89,481	$90,140	$114,712
Gross profit	20,755	21,679	21,240	25,938
Operating earnings	3,000	4,379	4,859	4,555
Net earnings	1,748	2,697	2,793	2,607
Net earnings per share—basic	0.13	0.16	0.17	0.16
Net earnings per share—diluted	0.12	0.16	0.16	0.15

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2010
Net sales	$62,544	$70,875	$69,220	$91,040
Gross profit	14,332	16,760	16,665	19,879
Operating earnings (loss)	(1,535)	(65)	1,425	4,153
Net earnings (loss)	(891)	5	771	2,417
Net earnings (loss) per share—basic	(0.07)	0.00	0.06	0.19
Net earnings (loss) per share—diluted	(0.07)	0.00	0.06	0.19

13.   Subsequent Events

        None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2012 to ensure that information we are required to disclose in reports that we file or submit is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchange Commission rules and forms.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        McGladrey LLP, the independent registered accounting firm who audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as described in their report on the next page.

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

        We have audited Datalink Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Datalink Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Datalink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Datalink Corporation as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 15, 2013

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information contained in Item 1 under the heading "Executive Officers," as well as under "Election of Directors," "Executive Compensation—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2013 annual meeting of shareholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K (the "2013 Proxy Statement") is incorporated herein by reference.

        We have adopted a code of ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics by the filing current reports on Form 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under "Executive Compensation" and "Director Compensation" in our 2013 Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under "Outstanding Voting Securities and Voting Rights" and "Equity Compensation Plan Information at Fiscal Year Ended December 31, 2012" in our 2013 Proxy Statement herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We incorporate the information required by this section by reference from the information set forth under "Transactions with Related Parties" and "Corporate Governance" in our 2013 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information set forth under "Auditing Matters" in our 2013 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  We are filing the following documents as part of this Form 10-K report:

  1.
  Financial Statements

    Reference is made to the Financial Statements of Datalink Corporation, under Item 8 in Part II of this Form 10-K.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for 2012, 2011 and 2010 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

 DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2012	$282,196	$—	$59,336	$222,860
	2011	203,526	84,515	5,845	282,196
	2010	628,974	72,668	498,117	203,526
Allowance for Inventory Obsolescence	2012	$416,370	$445,453	$552,322	$309,501
	2011	105,191	374,264	63,085	416,370
	2010	122,193	132,390	149,392	105,191

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

Date: March 15, 2013
	By:	/s/ PAUL F. LIDSKY Paul F. Lidsky, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL F. LIDSKY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013
/s/ GREGORY T. BARNUM	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	March 15, 2013
/s/ DENISE M. WESTENFIELD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2013
/s/ GREG R. MELAND	Chairman of the Board and Director	March 15, 2013
/s/ BRENT G. BLACKEY	Director	March 15, 2013
/s/ MARGARET A. LOFTUS	Director	March 15, 2013
/s/ J. PATRICK O'HALLORAN	Director	March 15, 2013
/s/ JAMES E. OUSLEY	Director	March 15, 2013
/s/ ROBERT M. PRICE	Director	March 15, 2013

 EXHIBIT INDEX

Exhibit Number		Title	Method of Filing
2.1		Agreement and Plan of Merger dated January 30, 2007, by and among Datalink Corporation, Datalink Acquisition, LLC, Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli	8
2.2		Asset Purchase Agreement dated December 17, 2009, by and between Datalink Corporation and Incentra, LLC	11
2.3		Asset Purchase Agreement dated October 3, 2011, by and among Datalink Corporation, MV Sub, Inc., Midwave Corporation, James D. Leslie, individually and in his capacity as sellers agent, and Robert S. Krocak	25
2.4		Asset Purchase Agreement dated October 2, 2012, by and among Datalink Corporation, STI Acquisition Corp., Strategic Technologies, Inc. and Midas Medici Group Holdings, Inc.	29
3.1		Amended and Restated Articles of Incorporation of the Company	14
3.2		Amended and Restated Bylaws of the Company	16
4.1		Form of Common Stock Certificate	13
10.1		Credit Agreement dated March 31, 2011, by and between Datalink Corporation and Wells Fargo Bank, National Association	17
10.2		Amended and Restated Revolving Line of Credit Agreement by and between Wells Fargo Bank, National Association and Datalink Corporation, dated July 31, 2012.	26
10.3		Third Amendment to Credit Agreement by and between Wells Fargo Bank, National Association and Datalink Corporation, dated July 31, 2012.	27
10.4		Fourth Amendment to Credit Agreement by and between Wells Fargo Bank, National Association and Datalink Corporation, dated October 2, 2012	32
10.5		Amended and Restated Revolving Line of Credit Note by and between Wells Fargo Bank, National Association and Datalink Corporation, dated October 2, 2012	33
10.6		Form of Indemnification Agreement	1
10.7	*	2009 Incentive Compensation Plan, as amended May 13, 2010	12
10.8		Building Lease dated April 27, 2001, with Hoyt/DTLK LLC	15
10.9	*	Change of Control Severance Agreement	2
10.10		Sublease Agreement dated December 9, 2004, with Checkpoint Security, Inc.	4
10.11		Vacant Land Purchase Agreement	5
10.12	*	Correction to Restricted Stock Award Agreements dated August 13, 2004	6
10.13	*	Employment Agreement dated March 14, 2006, with Gregory T. Barnum	7
10.14	*	Employment Agreement dated July 20, 2009, as amended, with Paul F. Lidsky	9
10.15	*	Employment Agreement dated December 17, 2009, with M. Shawn O'Grady	10
10.16	*	Employment Agreement dated January 16, 2012, with Karen Clary	28
10.17	*	2011 Incentive Compensation Plan	18
10.18	*	Form of Restricted Stock Award Agreement for Directors	19
10.19	*	Form of Restricted Stock Award Agreement for Employees	20

Exhibit Number		Title	Method of Filing
10.20	*	Form of Incentive Stock Option Agreement	21
10.21	*	Form of Non-Qualified Stock Option Agreement	22
10.22		Standard Form Industrial Building Lease dated June 24, 2011, with Golden Triangle Tech Center Investors, LLC	23
10.23		Lease Termination Agreement dated October 4, 2011, with Golden Triangle Tech Center Investors, LLC	24
10.24		Lease dated August 9, 2010, with IRET Properties	30
10.25		First Amendment to Lease dated December 20, 2010, with IRET Properties	31
14.1		Code of Ethics	3
23.1		Consent of McGladrey LLP	Filed herewith
31.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*
Management contract or compensatory plan or arrangement.

1)
Incorporated by reference to exhibit 10.4 in our registration statement on Form S-1, Reg. No. 333-55935, filed on June 3, 1998.

2)
Incorporated by reference to exhibit 10.24 in our Form 10-Q for the period ending September 30, 2004, filed on November 15, 2004 (File No. 0-29758).

3)
Incorporated by reference to exhibit 14.1 in our Form 10-K for the period ended December 31, 2003, filed on March 24, 2004 (File No. 0-29758).

4)
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

7)
Incorporated by reference to exhibit 10.28 in our Form 8-K filed on March 17, 2006 (File No. 0-29758).

8)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on February 5, 2007 (File No. 0-29758).

9)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on January 21, 2011 (File No. 0-29758).

10)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on December 22, 2009 (File No. 0-29758).

11)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on December 22, 2009 (File No. 0-29758).

12)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on May 17, 2010 (File No. 0-29758).

13)
Incorporated by reference to exhibit 4.1 in our amended registration statement on Form S-1/A, Reg. No. 333-55935, filed on July 16, 1998.

14)
Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935).

15)
Incorporated by reference to the same exhibit number in our Form 10-Q for the period ending March 31, 2001, filed on May 15, 2001 (File No. 0-29758).

16)
Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 0-29758).

17)
Incorporated by reference to the exhibit 10.1 in our Form 8-K filed on April 11, 2011 (File No. 0-29758).

18)
Incorporated by reference to Appendix A in our proxy statement for our 2011 annual meeting, filed on March 31, 2011 (File No. 0-29758).

19)
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

23)
Incorporated by reference to exhibit 10.1 in our Form 10-Q for the period ended September 30, 2011, filed November 10, 2011 (File No. 0-29758).

24)
Incorporated by reference to exhibit 10.2 in our Form 10-Q for the period ended September 30, 2011, filed November 10, 2011 (File No. 0-29758).

25)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on October 3, 2011 (File No. 0-29758).

26)
Incorporated by reference to exhibit 10.2 in our Form 8-K filed on August 3, 2012 (File No. 000-29758).

27)
Incorporated by reference to exhibit 10.3 in our Form 8-K filed on August 3, 2012 (File No. 000-29758).

28)
Incorporated by reference to exhibit 10.1 in our Form 10-Q for the period ended March 31, 2012, filed May 10, 2012 (File No. 000-29758).

29)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on October 4, 2012 (File No. 000-29758).

30)
Incorporated by reference to exhibit 10.18 in our Form 10-K filed on March 15, 2012 (File No. 000-29758).

31)
Incorporated by reference to exhibit 10.19 in our Form 10-K filed on March 15, 2012 (File No. 000-29758).

32)
Incorporated by reference to exhibit 99.5 in our Form 8-K filed on October 4, 2012 (File No. 000-29758).

33)
Incorporated by reference to exhibit 99.4 in our Form 8-K filed on October 4, 2012 (File No. 000-29758).

QuickLinks

NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Mine Safety Disclosures.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN Datalink Corporation, The NASDAQ Composite Index And The Russell 2000 Index
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
DATALINK CORPORATION NOTES TO FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
SIGNATURES
EXHIBIT INDEX