Form 10-Q
period 2013-03-31
DATALINK CORP
filed 2013-05-10
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

As of May 8, 2013, 18,691,015 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$5,655	$10,315
Accounts receivable, net	126,851	143,958
Receivable due from seller of StraTech acquisition	4,243	4,243
Inventories, net	1,139	2,554
Current deferred customer support contract costs	86,983	87,052
Inventories shipped but not installed	14,691	8,784
Income tax receivable	2,283	2,430
Other current assets	1,366	852
Total current assets	243,211	260,188
Property and equipment, net	6,568	6,082
Goodwill	37,780	37,780
Finite life intangibles, net	18,778	20,760
Deferred customer support contract costs, non-current	41,153	40,771
Deferred tax asset	4,296	4,471
Long-term lease receivable	897	—
Other assets	455	455
Total assets	$353,138	$370,507

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$8,000	$6,000
Accounts payable	63,385	83,880
Accrued commissions	6,984	8,730
Accrued sales and use tax	2,529	3,489
Accrued expenses, other	5,149	6,027
Deferred tax liability	9,034	9,034
Customer deposits	4,214	3,645
Current deferred revenue from customer support contracts	106,307	105,167
Other current liabilities	158	157
Total current liabilities	205,760	226,129
Deferred revenue from customer support contracts, non-current	48,945	48,167
Other liabilities non-current	792	828
Total liabilities	255,497	275,124

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 18,690,015 and 18,726,723 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	19	19
Additional paid in capital	72,025	70,875
Retained earnings	25,597	24,489
Total stockholders’ equity	97,641	95,383
Total liabilities and stockholders’ equity	$353,138	$370,507

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales:
Products	$84,422	$80,240
Services	49,165	38,848
Total net sales	133,587	119,088
Cost of sales:
Cost of products	66,065	62,584
Cost of services	37,673	29,178
Total cost of sales	103,738	91,762
Gross profit	29,849	27,326
Operating expenses:
Sales and marketing	13,208	12,557
General and administrative	5,642	4,724
Engineering	6,987	5,794
Integration and transaction costs	48	20
Amortization of intangibles	1,982	619
Total operating expenses	27,867	23,714
Earnings from operations	1,982	3,612
Interest income	16	3
Interest expense	(116)	(13)
Earnings before income taxes	1,882	3,602
Income tax expense	774	1,441
Net earnings	$1,108	$2,161

Earnings per common share:
Basic	$0.06	$0.13
Diluted	0.06	0.12
Weighted average common shares outstanding:
Basic	17,532	16,970
Diluted	17,927	17,340

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,108	$2,161
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision (benefit) for bad debts	8	(45)
Depreciation	487	339
Amortization of finite lived intangibles	1,982	619
Deferred income taxes	175	—
Stock-based compensation expense	941	590
Changes in operating assets and liabilities:
Accounts receivable, net	16,202	24,358
Inventories	(4,492)	732
Deferred costs/revenues/customer deposits, net	2,174	2,295
Accounts payable	(20,495)	(24,734)
Accrued expenses	(3,584)	(1,858)
Income tax receivable	147	—
Income tax payable	—	638
Other	(549)	600
Net cash provided by (used in) operating activities	(5,896)	5,695

Cash flows from investing activities:
Sale of investments	—	2,294
Purchases of property and equipment	(973)	(1,316)
Net cash provided by (used in) investing activities	(973)	978

Cash flows from financing activities:
Net borrowings under line of credit	2,000	—
Excess tax from stock compensation	277	467
Proceeds from issuance of common stock from option exercise	176	177
Tax withholding payments reimbursed by restricted stock	(244)	(730)
Net cash provided by (used in) financing activities	$2,209	$(86)

Increase (decrease) in cash and cash equivalents	(4,660)	6,587
Cash and cash equivalents, beginning of period	10,315	18,947
Cash and cash equivalents, end of period	$5,655	$25,534

Supplementary cash flow information:
Cash paid for income taxes	$175	$335
Cash paid for interest expense	88	—

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes To Financial Statements

(Unaudited)

1.                                      Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in our 2012 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in our 2012 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In July 2012, the FASB issued an update to ASC 350: Testing Indefinite-Lived Intangible Assets for Impairment. This update states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350. Under the guidance in this update, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments to ASC 350 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this update did not have a material impact on our financial statements.

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

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share data)
Net earnings	$1,108	$2,161

Basic:
Weighted average common shares outstanding	18,690	18,016
Weighted average common shares of restricted stock that has not vested	(1,158)	(1,046)
Shares used in the computation of basic net earnings per share	17,532	16,970
Net earnings per share — basic	$0.06	$0.13

Diluted:
Shares used in the computation of basic net earnings per share	17,532	16,970
Employee and non-employee director stock options	47	118
Restricted stock that has not vested	348	252
Shares used in the computation of diluted net earnings per share	17,927	17,340
Net earnings per share - diluted	$0.06	$0.12

We excluded the following restricted stock grants that have not vested and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2013	2012
Non-vested restricted common stock	142,250	199,928

3.                                      Stock-Based Compensation

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $772,000 and $444,000 for the three months ended March 31, 2013 and 2012, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $5.3 million at March 31, 2013 which we will amortize ratably through March 2017.

The following table summarizes our restricted stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock at January 1, 2013	1,247,668	$7.47
Granted	56,000	$11.24
Cancelled	(123,750)	$8.82
Shares vested	(77,250)	$5.41
Non-vested restricted stock at March 31, 2013	1,102,668	$7.66

Stock Options:

Total stock-based compensation expense related to stock options was $60,000 for each of the three months ended March 31, 2013 and 2012, respectively. Unrecognized stock-based compensation expense related to stock options was $74,000 at March 31, 2013, which we will amortize ratably through July 2013.

The following table represents stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2013	568,040	$3.49
Options granted	—	$—
Options exercised	(59,138)	$3.05
Options cancelled	(2,050)	$3.32
Outstanding options as of March 31, 2013	506,852	$3.54	6.88
Exercisable options as of March 31, 2013	394,352	$3.55	6.75

Other:

During the three months ended March 31, 2013 and 2012, we recognized expense of $109,000 and $86,000, respectively, related to the issuance of 9,000 shares of fully vested common stock to members of our Board of Directors.

4.                                      Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended March 31, 2013 and 2012, our effective tax rate was 41.1% and 40.0%, respectively. The increase in our effective tax rate for the three months ended March 31, 2013 as compared to the same period in 2012 is mainly due to the effect of federal graduated tax rates on our estimated annual taxable income. In addition, we recognized benefits from approximately $21,000 of discrete item adjustments during the three months ended March 31, 2012. These adjustments decreased our effective tax rate to 40.0% for the three months ended March 31, 2012. We did not recognize any such benefits from discrete item adjustments during the three months ended March 31, 2013. We expect our annual effective tax rate for 2013 to be 41.1%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three months ended March 31, 2013, we recorded income tax expense of $774,000 with an effective tax rate of 41.1%.

We assess our uncertain tax positions for tax years that are still open for examination.  As of March 31, 2013 and 2012, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of March 31, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2009-2012 remain open to examination by both the U.S. Federal government and by other major income taxing jurisdictions to which we are subject.

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

5.                                      Goodwill and Valuation of Long-Lived Assets

We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  We perform an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-life intangible assets or other long-lived assets include the following:  loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization.

We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker.  Accordingly, we complete our goodwill impairment testing on this single reporting unit.

In conducting the annual impairment test of our goodwill, qualitative factors are first examined to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Goodwill as of March 31, 2013 and December 31, 2012 was $37.8 million.  We conducted our annual goodwill impairment test as of December 31, 2012, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of March 31, 2013 and 2012, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

	Amortizable	As of March 31, 2013			As of December 31, 2012
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	$(10,603)	$18,530	$29,133	$(8,665)	$20,468
Services agreement	4	67	(58)	9	67	(54)	13
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(239)	239	478	(199)	279
Trademarks	3	263	(263)	—	263	(263)	—
Order backlog	3 months — 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$32,570	$(13,792)	$18,778	$32,570	$(11,810)	$20,760

Amortization expense for identified intangible assets is summarized below (in thousands):

	Three Months Ended March 31,
	2013	2012	Statement of Operations Classification
Customer relationships	$1,938	$553	Operating expenses
Services agreement	4	4	Operating expenses
Trademarks	—	22	Operating expenses
Covenant not to compete	40	40	Operating expenses
Total identified intangible assets	$1,982	$619

Based on the identified intangible assets recorded at March 31, 2013, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2013	$5,269
2014	5,293
2015	3,963
2016	2,937
2017	1,316
$18,778

6.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of March 31, 2013.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013:
Cash and cash equivalents	$5,655	$5,655	$—	$—
Total assets measured at fair value	$5,655	$5,655	$—	$—

At December 31, 2012:
Cash and cash equivalents	$10,315	$10,315	$—	$—
Total assets measured at fair value	$10,315	$10,315	$—	$—

7.                                      Lease Receivables

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $1.9 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively, is reflected net of unearned income of $85,000 and $60,000 at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2013	$808
2014	739
2015	320
1,867
Less: Current portion	(970)
Long-term sales-type lease receivable	$897

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At March 31, 2013, there were no amounts past due related to lease receivables.

8.                                      Line of Credit

We have available for use a line of credit with Wells Fargo Bank, N.A. which was last amended in March 2013 (the “Amended Agreement”).  The Amended Agreement provides a temporary increase of $5.0 million to the revolving line of credit facility for a total maximum borrowing amount of $20.0 million during the period from March 19, 2013 up to and through August 31, 2013. After August 31, 2013, and continuing to the maturity date of July 31, 2014, our maximum borrowing amount is reduced to the original maximum borrowing capacity of $15.0 million. The line of credit continues to bear interest at 2.0% above the bank’s three month LIBOR rate (approximately 0.29% at March 31, 2013). In addition, the line of credit continues to require us to meet certain financial covenants.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility. At March 31, 2013 we were in compliance with the covenants. As of March 31, 2013 and December 31, 2012, we had outstanding advances of $8.0 million and $6.0 million, respectively, on the line of credit. We have classified this as a current liability within the balance sheet as we intend to pay off the balance within the next 12 months.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; reliance by manufacturers on their data service partners to integrate their specialized products; continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel; continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; success of the implementation of our enterprise resource planning system; risks associated with integrating completed and future acquisitions; the ability to execute our acquisition strategy; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Additional risks, uncertainties and other factors are included in the “Risk Factors” section on our Annual Report on Form 10-K for the year ended December 31, 2012.  All forward-looking statements are quantified by, and should be considered in conjunction with, such cautionary statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

OVERVIEW

We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid- and large-size companies, we assess, design, deploy and support infrastructures such as servers, storage and networks. We also resell hardware and software from the industry’s leading original equipment manufacturers as part of our customer offerings. Our portfolio of solutions and services spans four practices: consolidation and virtualization, data storage protection, advanced network infrastructures and business continuity and disaster recovery solutions.  We offer a full suite of practice-specific consulting, analysis, design, implementation, management and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of March 31, 2013, we have 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

We sell support service contracts to most of our customers.  In about half of the support service contracts that we sell, our customers purchase support services through us, resulting in customers receiving the benefit of integrated system-wide support.  We have a qualified, independent support desk that takes calls from customers, diagnoses the issues they are facing and either solves the problem or coordinates with our and/or vendor technical staff to meet the customer’s needs.  Our support service agreements with our customers include an underlying agreement with the product manufacturer.  The manufacturer provides on-site support assistance if necessary. The other half of the support service contracts that we sell to our customers are direct with the product manufacturers. For all support service contracts we sell, we defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, generally one to three years.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	77.7	77.1
Gross profit	22.3	22.9
Operating expenses:
Sales and marketing	9.9	10.5
General and administrative	4.2	4.0
Engineering	5.2	4.9
Integration and transaction costs	—	—
Amortization of intangibles	1.5	0.5
Total operating expenses	20.8	19.9
Earnings from operations	1.5%	3.0%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Product sales	$84,422	$80,240
Service sales	49,165	38,848

Product gross profit	$18,357	$17,656
Service gross profit	11,492	9,670

Product gross profit as a percentage of product sales	21.7%	22.0%
Service gross profit as a percentage of service sales	23.4%	24.9%

On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (“StraTech”) from StraTech and Midas Medici Group Holdings, Inc. (“Midas”, parent company of StraTech, and together with StraTech, the “Sellers”).  Our results for the three months ended March 31, 2013 include the results of operations from the acquisition of StraTech.

Our product sales continue to reflect a diversification in the mix of our offerings. For the three months ended March 31, 2013 and 2012, product sales were $84.4 million and $80.2 million, respectively, and represented 63.2% and 67.4% of net sales, respectively. The $4.2 million increase in our product sales for the three months ended March 31, 2013 as compared to the same period in 2012 reflects the impact of our StraTech acquisition in October 2012, continued growth in our customer base including growth in customers with multi-million dollar accounts with us, and market acceptance of our ongoing strategy to service the complete data center, as evidenced by increases in our storage and networking product sales. Our more recent product sales continue to reflect our customers’ closer scrutiny of their expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three months ended March 31, 2013 and 2012, our service sales were $49.2 million and $38.8 million, respectively, and represented 36.8% and 32.6% of net sales, respectively. The $10.4 million increase in our service sales for the three months ended March

31, 2013 as compared to the same period in 2012 reflects the impact of our StraTech acquisition in October 2012, accelerating momentum for our virtualized data center solutions, and major new services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings. In addition, our new managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services help companies analyze the impact of cloud deployments on their business.  With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three months ended March 31, 2013 or 2012. However, our top five customers collectively accounted for 10.6% and 13.0% of our revenues for the three months ended March 31, 2013 and 2012, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 22.3% for the quarter ended March 31, 2013, as compared to 22.9% for the comparable quarter in 2012.  Product gross profit as a percentage of product sales decreased to 21.7% in the first quarter of 2013 from 22.0% for the comparable quarter in 2012.  Service gross profit as a percentage of service sales decreased to 23.4% for the first quarter of 2013 from 24.9% for the comparable quarter in 2012.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  The first quarter 2013 product gross profit decreased 0.3% as compared to the same period in 2012, primarily due to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream.  The product gross margin percentages we achieved in the first quarters of 2013 and 2012 fall within the range of product gross margin percentages we expect as our strategy continues to mature.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices.  Vendor incentives were $1.7 million and $1.9 million, respectively, for the three-month periods ended March 31, 2013 and 2012. As a percentage of product cost of goods sold, vendor incentives were 2.6% and 3.0%, respectively, for the periods ending March 31, 2013 and 2012.  These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2013 will be between 21% and 23%.

Service gross profit as a percentage of service sales for the three months ended March 31, 2013 decreased 1.5% as compared to the same period in 2012.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers and a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2013, and service gross margins will be within the 24% to 26% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $13.2 million, or 9.9% of net sales for the quarter ended March 31, 2013, compared to $12.6 million, or 10.5% of net sales for the first quarter in 2012.

Sales and marketing expenses increased $651,000 for the three-month period ended March 31, 2013, as compared to the same period in 2012.  This increase is primarily due to an increase in our sales and marketing headcount from the StraTech acquisition and higher variable compensation and commissions, commensurate with the increase in sales for the 2013 period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $5.6 million, or 4.2% of net sales for the quarter ended March 31, 2013, compared to $4.7 million, or 4.0% of net sales for the first quarter in 2012.

General and administrative expenses increased $918,000 for the three months ended March 31, 2013, as compared to the same period in 2012.  The increase in general and administrative expenses was primarily due to an increase of $216,000 in stock-based compensation expense, an increase of $208,000 in facility and depreciation expenses commensurate with the increase in property and equipment resulting from our acquisitions of Midwave in October 2011 and StraTech in October 2012 and the implementation of a new enterprise resource planning system which we completed January 1, 2013, and an increase of $171,000 in expenses for salaries, benefits and other employee expenses for headcount additions to support our business growth.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of services sales.  Engineering expenses were $7.0 million, or 5.2% of net sales for the quarter ended March 31, 2013, compared to $5.8 million, or 4.9% of net sales for the quarter ended March 31, 2012.

Engineering expenses increased $1.2 million for the three months ended March 31, 2013, as compared to the same period in 2012.  The increase in engineering expenses is primarily due to an increase in salaries and benefits of $1.7 million commensurate with the increase in engineering headcount from our StraTech acquisition and an increase in outside consulting services of $1.1 million as a result of adding new products and services to address rising market acceptance of unified data centers.  This was partially offset by an increase of $1.8 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $48,000 and $20,000 of integration and transaction costs for the three months ended March 31, 2013 and 2012, respectively.  Integration and transaction expenses in 2013 for the StraTech acquisition included audit, legal, and other outside consulting fees. Integration and transaction expenses in 2012 for the Midwave acquisition included audit and other outside consulting fees.

Amortization of Intangibles.  We had $2.0 million of intangible asset amortization expenses for the three-months ended March 31, 2013 as compared to intangible amortization expenses of $619,000 for the same three months in 2012.  The increase in amortization of intangibles expenses in 2013 as compared to 2012 is primarily due to the acquisitions of StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method.

Earnings from Operations.  We had earnings from operations of $2.0 million compared to earnings from operations of $3.6 million for the three months ended March 31, 2013 and 2012, respectively.  The earnings from operations for the three month periods ended March 31, 2013 and 2012 are a result of our higher revenues and gross margins as we realized the benefits of our StraTech and Midwave acquisitions and the implementation of our strategy to sell products and services to support the entire data center.

Income Taxes.  We had income tax expense of $774,000 and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.  Our estimated effective tax rate for the first quarters of 2013 and 2012 was 41.1% and 40.0%, respectively. For the balance of 2013, we expect to report an income tax provision using an effective tax rate of approximately 41.1%.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Total cash provided by (used in):
Operating activities	$(5,896)	$5,695
Investing activities	(973)	978
Financing activities	2,209	(86)
Increase (decrease) in cash	$(4,660)	$6,587

Net cash used in operating activities was $5.9 million for the three months ended March 31, 2013 as compared to net cash provided by operating activities of $5.7 million for the three months ended March 31, 2012.  Net cash used in operations for the three months ended March 31, 2013 of $5.9 million was due primarily to a $20.5 million decrease in accounts payable and a $4.5 million increase in inventory and inventory shipped but not installed, partially offset by a $17.1 million decrease in accounts receivable, non-cash add backs including amortization of finite lived intangibles of $2.0 million and depreciation of $487,000, and our net earnings for the quarter of $1.1 million.  Net cash provided by operations for the three months ended March 31, 2012 of $5.7 million was due primarily to our net earnings for the quarter of $2.2 million and non-cash add backs including depreciation of $339,000 and amortization of finite lived intangibles of $619,000.

Net cash used in investing activities was $973,000 for the three months ended March 31, 2013 and was used for the purchase of property and equipment. Net cash provided by investing activities was $978,000 for the three months ended March 31, 2012.  For the three months ended March 31, 2012, the sale of $2.3 million in investments was offset by the purchase of $1.3 million in property and equipment.  For the remainder of 2013, we are planning for capital expenditures of up to $1.0 million related to enhancements to our management information systems, leasehold improvements and upgraded computer equipment.

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2013 and was primarily attributable to borrowings under our line of credit of $2.0 million. Net cash used in financing activities was $86,000 for the three months ended March 31, 2012.

On March 31, 2011, we entered into a Credit Agreement with Wells Fargo Bank, N.A., which we last amended in March 2013 (the “Amended Agreement”). The Amended Agreement provides a temporary increase of $5.0 million to the revolving line of credit facility for a total maximum borrowing amount of $20.0 million during the period March 19, 2013 up to and through August 31, 2013. After August 31, 2013, and continuing to the maturity date of July 31, 2014, our maximum borrowing amount is reduced to the original maximum borrowing capacity of $15.0 million. The line of credit continues to bear interest at 2.0% above the bank’s three month LIBOR rate (approximately 0.29% at March 31, 2013). In addition, the line of credit continues to require us to meet certain financial covenants.  In the event of noncompliance with the financial covenants and other defined events of default, the lender is entitled to certain remedies, including acceleration of the repayment of amounts outstanding on the line of credit facility. At March 31, 2013, we were in compliance with the covenants. As of March 31, 2013 and December 31, 2012, we had outstanding advances of $8.0 million and $6.0 million, respectively, on the line of credit. We have classified this as a current liability within the balance sheet as we intend to pay off the balance within the next 12 months.

OFF-BALANCE SHEET ARRANGMENTS

We do not have any special purpose entities or off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations, outside the normal course of business, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended March 31, 2013 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2012 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our 2012 Annual Report on Form 10-K.

Item 4.  Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

We implemented a new Enterprise Resource Planning (“ERP”) system on a company-wide basis as of January 1, 2013. The implementation of this ERP system represents a change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, in connection with this ERP system implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. These system changes are being undertaken to improve our management reporting and accounting functions and are not in response to any actual or perceived significant deficiencies in our internal control over financial reporting. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors.

Sales of a substantial number of shares of our common stock in the public market by existing shareholders, or the perception that they may occur, could cause our stock price to decline.

Sales of substantial amounts of our common stock by us or by our shareholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline.  We may issue additional shares of our common stock in follow-on offerings to raise additional capital or in connection with acquisitions or corporate alliances and we plan to issue additional shares to our employees and directors in connection with their services to us.  All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our employees, directors, officers and certain greater than five percent shareholders, which may be subject to volume limitations.  Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time and could reduce the market price of our common stock.

Any debt securities that we may issue could contain covenants that may restrict our ability to obtain financing, and our noncompliance with one of these restrictive covenants could lead to a default on those debt securities and any other indebtedness.

If we issue debt securities covered by this prospectus or any future indebtedness, those securities or future indebtedness may be subject to restrictive covenants, some of which may limit the way in which we can operate our business and significantly restrict our ability to incur additional indebtedness or to issue preferred stock. Noncompliance with any covenants under that indebtedness, unless cured, modified or waived, could lead to a default not only with respect to that indebtedness, but also under any other indebtedness that we may incur. If this were to happen, we might not be able to repay or refinance all of our debt.

If we issue a large amount of debt, it may be more difficult for us to obtain financing, will increase the cost of our debt and may magnify the results of any default under any of our outstanding indebtedness.

The issuance of debt securities could increase our debt-to-equity ratio or leverage, which may in turn make it more difficult for us to obtain future financing. In addition, the issuance of any debt securities will increase the amount of interest we will need to pay, except to the extent that the proceeds from the issuance of debt securities are used to repay other outstanding indebtedness. Finally, our level of indebtedness, and in particular any significant increase in it, may make us more vulnerable if there is a downturn in our business or the economy.

There have been no additional material changes from the risk factors we previously disclosed in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Dated: May 10, 2013	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10.2

Fifth Amendment to Credit Agreement by and between Wells Fargo Bank, National Association and Datalink Corporation, dated March 19, 2013 (Incorporated by reference to exhibit 99.3 in our Form 8-K filed on March 21, 2013 (File No. 000-29758)).

10.3

Amended and Restated Revolving Line of Credit Note by and between Wells Fargo Bank, National Association and Datalink Corporation, dated March 19, 2013 (Incorporated by reference to exhibit 99.2 in our Form 8-K filed on March 21, 2013 (File No. 000-29758)).

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