Form 10-Q
period 2013-06-30
DATALINK CORP
filed 2013-08-02
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 31, 2013, 18,897,083 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$23,102	$10,315
Accounts receivable, net	92,443	143,958
Receivable due from seller of StraTech acquisition	4,243	4,243
Inventories, net	1,417	2,554
Current deferred customer support contract costs	89,335	87,052
Inventories shipped but not installed	12,257	8,784
Income tax receivable	318	2,430
Other current assets	818	852
Total current assets	223,933	260,188
Property and equipment, net	6,772	6,082
Goodwill	37,780	37,780
Finite life intangibles, net	16,937	20,760
Deferred customer support contract costs, non-current	43,865	40,771
Deferred tax asset	4,297	4,471
Long-term lease receivable	803	—
Other assets	455	455
Total assets	$334,842	$370,507

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$—	$6,000
Accounts payable	43,494	83,880
Accrued commissions	5,200	8,730
Accrued sales and use tax	905	3,489
Accrued expenses, other	6,211	6,027
Deferred tax liability	9,034	9,034
Customer deposits	5,077	3,645
Current deferred revenue from customer support contracts	110,029	105,167
Other current liabilities	162	157
Total current liabilities	180,112	226,129
Deferred revenue from customer support contracts, non-current	52,494	48,167
Other liabilities non-current	751	828
Total liabilities	233,357	275,124

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 18,919,304 and 18,726,723 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	19	19
Additional paid in capital	72,938	70,875
Retained earnings	28,528	24,489
Total stockholders’ equity	101,485	95,383
Total liabilities and stockholders’ equity	$334,842	$370,507

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Products	$93,295	$77,294	$177,699	$157,534
Services	54,860	42,748	104,043	81,596
Total net sales	148,155	120,042	281,742	239,130
Cost of sales:
Cost of products	72,747	59,805	138,813	122,389
Cost of services	41,804	32,204	79,476	61,382
Total cost of sales	114,551	92,009	218,289	183,771
Gross profit	33,604	28,033	63,453	55,359
Operating expenses:
Sales and marketing	15,572	12,220	28,779	24,777
General and administrative	5,051	4,628	10,694	9,352
Engineering	6,136	5,155	13,124	10,949
Integration and transaction costs	25	—	73	20
Amortization of intangibles	1,841	619	3,823	1,238
Total operating expenses	28,625	22,622	56,493	46,336
Earnings from operations	4,979	5,411	6,960	9,023
Interest income	13	11	29	13
Interest expense	(30)	(13)	(145)	(25)
Earnings before income taxes	4,962	5,409	6,844	9,011
Income tax expense	2,032	2,190	2,806	3,631
Net earnings	$2,930	$3,219	$4,038	$5,380

Net earnings per common share:
Basic	$0.17	$0.19	$0.23	$0.32
Diluted	0.16	0.18	0.22	0.31
Weighted average common shares outstanding:
Basic	17,600	17,053	17,566	17,012
Diluted	18,103	17,445	17,986	17,383

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$4,038	$5,380
Adjustments to reconcile net earnings to net cash provided by operating activities:
Benefit for bad debts	(44)	(4)
Depreciation	989	861
Amortization of finite-lived intangibles	3,823	1,238
Deferred income taxes	174	—
Stock-based compensation expense	1,794	1,316
Changes in operating assets and liabilities
Accounts receivable, net	50,756	16,313
Inventories	(2,336)	3,974
Deferred costs/revenues/customer deposits, net	5,244	1,758
Accounts payable	(40,386)	(25,770)
Accrued expenses	(5,930)	(1,410)
Income tax receivable	2,112	(871)
Other	(38)	1,246
Net cash provided by operating activities	20,196	4,031

Cash flows from investing activities:
Maturities of investments	—	596
Sale of investments	—	2,294
Purchases of property and equipment	(1,679)	(2,479)
Net cash provided by (used in) investing activities	(1,679)	411

Cash flows from financing activities:
Net payments under line of credit	(6,000)	—
Excess tax from stock compensation	277	553
Proceeds from issuance of common stock from option exercise	237	321
Tax withholding payments reimbursed by restricted stock	(244)	(730)
Net cash provided by (used in) financing activities	(5,730)	144

Increase in cash and cash equivalents	12,787	4,586
Cash and cash equivalents, beginning of period	10,315	18,947
Cash and cash equivalents, end of period	$23,102	$23,533

Supplementary cash flow information:
Cash paid for income taxes	$242	$3,949
Cash paid for interest expense	68	—

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

The financial statements presented herein as of June 30, 2013, and for the three months and six months ended June 30, 2013 and 2012, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in our 2012 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net earnings	$2,930	$3,219	$4,038	$5,380

Basic:
Weighted average common shares outstanding	18,919	18,064	18,919	18,064
Weighted average common shares of restricted stock that has not vested	(1,319)	(1,011)	(1,353)	(1,052)
Shares used in the computation of basic net earnings per share	17,600	17,053	17,566	17,012
Net earnings per share — basic	$0.17	$0.19	$0.23	$0.32

Diluted:
Shares used in the computation of basic net earnings per share	17,600	17,053	17,566	17,012
Employee and non-employee director stock options	48	113	40	105
Restricted stock that has not yet vested	455	279	380	266
Shares used in the computation of diluted net earnings per share	18,103	17,445	17,986	17,383
Net earnings per share - diluted	$0.16	$0.18	$0.22	$0.31

We excluded the following restricted stock grants that have not yet vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted common stock that has not yet vested	83,000	27,000	326,500	27,000

3.             Stock-Based Compensation

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $696,000 and $579,000 for the three months ended June 30, 2013 and 2012, respectively.  Total stock-based compensation expense related to restricted stock was $1.5 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $6.8 million at June 30, 2013 which we will amortize ratably through May 2017.

The following table summarizes our restricted stock activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2013	1,247,668	$7.47
Granted	299,500	$11.21
Cancelled	(190,561)	$8.75
Shares vested	(77,250)	$5.41
Restricted stock that has not vested at June 30, 2013	1,279,357	$8.29

Stock Options:

Total stock-based compensation expense related to stock options was $60,000 for both of the three months ended June 30, 2013 and 2012, respectively.  Total stock-based compensation expense related to stock options was $121,000 for both of the six months ended June 30, 2013 and 2012, respectively.  Unrecognized stock-based compensation expense related to stock options was $14,000 at June 30, 2013 which we will amortize ratably through July 2013.

The following table represents stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2013	568,040	$3.49
Options granted	—	—
Options exercised	(74,738)	3.16
Options cancelled	(2,050)	3.32
Outstanding options as of June 30, 2013	491,252	$3.55	5.79
Exercisable options as of June 30, 2013	378,752	$3.56	5.70

Other:

During the three months ended June 30, 2013 and 2012, we recognized expense of $96,000 and $86,000 related to the issuance of 9,000 shares of fully vested common stock in each period to members of our Board of Directors.  During the six months ended June 30, 2013 and 2012, we recognized expense of $204,000 and $172,000, respectively, related to the issuance of 18,000 shares of fully vested common stock in each period to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended June 30, 2013 and 2012, our effective tax rate was 41.0% and 40.5%, respectively.  For the first six months of 2013 and 2012, our effective tax rate was 41.0% and 40.3%, respectively.  The higher tax rate for the three and six months ended June 30, 2013 as compared to the same periods in 2012 resulted primarily from the impact of federal graduated tax rates on our estimated annual taxable income. In addition, we recognized benefits from approximately $27,000 and $48,000, respectively, of discrete item adjustments during the three and six months ended June 30, 2012. These adjustments decreased our effective tax rate to 40.5% and 40.3%, respectively, for the three and six months ended June 30, 2012. We did not recognize any such benefits from discrete item adjustments during the three and six months ended June 30, 2013.  We expect our annual effective tax rate for 2013 to be 41.0%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and six months ended June 30, 2013, we recorded income tax expense of $2.0 million and $2.8 million, respectively, with an effective tax rate of 41.0% for both periods.

We assess our uncertain tax positions for tax years that are still open for examination.  As of June 30, 2013 and 2012, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of June 30, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2009-2012 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership.  We do not believe that an ownership change under Section 382 has occurred, and therefore, no such limitations exist.

5.             Goodwill and Finite Life Intangible Assets

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

In conducting the annual impairment test of our goodwill, qualitative factors are first examined to determine whether the existence of events, or circumstances, indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Goodwill was $37.8 million as of June 30, 2013 and December 31, 2012.  We conducted our annual goodwill impairment test as of December 31, 2012, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of June 30, 2013 and December 31, 2012, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

		As of June 30, 2013			As of December 31, 2012
	(in thousands)
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	$(12,399)	$16,734	$29,133	$(8,665)	$20,468
Services agreement	4	67	(63)	4	67	(54)	13
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(279)	199	478	(199)	279
Trademarks	3	263	(263)	—	263	(263)	—
Order backlog	3 months – 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$32,570	$(15,633)	$16,937	$32,570	$(11,810)	$20,760

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)				Statement of Operations
	2013	2012	2013	2012	Classification
Customer relationships	$1,797	$553	$3,735	$1,106	Operating expenses
Services agreement	4	4	8	8	Operating expenses
Covenant not to compete	40	40	80	80	Operating expenses
Trademarks	—	22	—	44	Operating expenses
Total identified intangible assets	$1,841	$619	$3,823	$1,238

Based on the identified intangible assets recorded at June 30, 2013, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2013	$3,428
2014	5,293
2015	3,963
2016	2,937
2017	1,316
$16,937

6.             Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of June 30, 2013.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013:
Cash and cash equivalents	$23,102	$23,102	$—	$—
Total assets measured at fair value	$23,102	$23,102	$—	$—

At December 31, 2012:
Cash and cash equivalents	$10,315	$10,315	$—	$—
Total assets measured at fair value	$10,315	$10,315	$—	$—

7.                                      Lease Receivables

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $1.8 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively, is reflected net of unearned income of $73,000 and $60,000 at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2013	$667
2014	774
2015	348
1,789
Less: Current portion	(986)
Long-term sales-type lease receivable	$803

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At June 30, 2013, there were no amounts past due related to lease receivables.

8.             Line of Credit

On July 17, 2013, we entered into a Credit Agreement with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Agreement provides for a channel finance facility (“Channel Finance Facility”) and a revolving facility (“Revolving Facility” and, together with the Channel Finance Facility, “Combined Facility”) in a maximum combined aggregate amount of $40 million.  Borrowing under the Revolving Facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the Channel Finance Facility or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future.  The Channel Finance Facility will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.19% at June 30, 2013).  Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility.  The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Credit Agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

The Credit Agreement contains customary representations, warranties, covenants and events of default, including but not limited to, covenants restricting our ability to (i) grant liens on our assets, (ii) make certain fundamental changes, including merging or consolidating with another entity or making any material change in the nature of our business, (iii) make certain dividends or distributions, (iv) make certain loans or investments, (v) guarantee or become liable in any way on certain liabilities or obligations of any other person or entity, or (vi) incur certain indebtedness. The Prior Credit Agreement (as defined below) included similar restrictions.

The Credit Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000.

The Credit Agreement replaced the credit facility we had in place with Wells Fargo, which was terminated upon the effectiveness of the Credit Agreement (the “Prior Credit Agreement”).  We did not incur any early termination fees or penalties in connection with the termination of the Prior Credit Agreement.  Wells Fargo serves and may continue to serve as our transfer agent and has performed and may continue to perform commercial banking and financial services for us for which they have received and may continue to receive customary fees.  The Prior Credit Agreement provided for a revolving line of credit for a total maximum borrowing amount of $20.0 million.

We had outstanding advances of $6.0 million on the Prior Credit Agreement at December 31, 2012. We had no outstanding advances on the Prior Credit Agreement or the Credit Agreement at June 30, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; success of our enterprise resource planning system; risks associated with integrating completed and future acquisitions; the ability to execute our acquisition strategy; fluctuations in our quarterly operating results; market acceptance of our managed services offerings, including first call support services; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

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

OVERVIEW

We provide independent, comprehensive solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid- and large-size companies, we consult, assess, design, deploy, implement, support, and manage critical data center infrastructures such as servers, storage networks and cloud. Our solutions ensure that our customer’s information technology strategies align with business needs and maximize efficiency. Each solution is built using a customized platform of hardware and software from multiple technology vendors.  We leverage hardware and software from industry leading original equipment manufacturers as part of our data center offerings and provide ongoing support for all of the solutions and services we offer. Our portfolio of solutions and services spans five practices: consolidation and virtualization, data storage and protection, advanced network infrastructures, business continuity and cloud enablement.  We offer a full suite of practice-specific consulting, analysis, design, implementation, management and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of June 30, 2013, we have 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3	76.6	77.5	76.8
Gross profit	22.7	23.4	22.5	23.2
Operating expenses:
Sales and marketing	10.5	10.2	10.2	10.4
General and administrative	3.4	3.9	3.8	3.9
Engineering	4.2	4.3	4.6	4.6
Integration and transaction costs	—	—	—	—
Amortization of intangibles	1.2	0.5	1.4	0.5
Total operating expenses	19.3	18.8	20.0	19.4
Earnings from operations	3.4%	4.5%	2.5%	3.8%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Product sales	$93,295	$77,294	$177,699	$157,534
Service sales	54,860	42,748	104,043	81,596

Product gross profit	$20,548	$17,489	$38,886	$35,145
Service gross profit	13,056	10,544	24,567	20,214

Product gross profit as a percentage of product sales	22.0%	22.6%	21.9%	22.3%
Service gross profit as a percentage of service sales	23.8%	24.7%	23.6%	24.8%

On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (“StraTech”) from StraTech and Midas Medici Group Holdings, Inc. (“Midas”, parent company of StraTech, and together with StraTech, the “Sellers”).   Our results for the three and six months ended June 30, 2013 include the results of operations from the acquisition of StraTech.

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and six months ended June 30, 2013, product sales represented 63.0% and 63.1%, respectively, of our total sales compared to 64.4% and 65.9%, respectively, for the comparable periods in 2012. The increase in dollars in our product sales for the three and six months ended June 30, 2013 as compared to the same periods in 2012 reflects the impact of our StraTech acquisition in October 2012, continued growth in our customer base including growth in customers with multi-million dollar accounts with us, and market acceptance of our ongoing strategy to service the complete data center, as evidenced by increases in our storage and networking product sales. We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and six months ended June 30, 2013, service sales represented 37.0% and 36.9%, respectively, of our total sales compared to 35.6% and 34.1%, respectively, for the comparable periods in 2012. The increase in our service sales for the three and six months ended June 30, 2013 as compared to the same period in 2012 reflects the impact of our StraTech acquisition in October 2012, accelerating momentum for our virtualized data center solutions, and increased market acceptance of our more recent services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings. In addition, our newer managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services help companies analyze the impact of cloud deployments on their business.  With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three and six months ended June 30, 2013 or 2012. However, our top five customers collectively accounted for 14.0% and 11.4% of our revenues for the three months ended June 30, 2013 and 2012, respectively, and 10.7% and 10.9% of our revenues for the six months ended June 30, 2013 and 2012, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 22.7% for the quarter ended June 30, 2013, as compared to 23.4% for the comparable quarter in 2012.  Our total gross profit as a percentage of net sales decreased to 22.5% for the six months ended June 30, 2013, as compared to 23.2% for the comparable period in 2012.   Product gross profit as a percentage of product sales decreased to 22.0% in the second quarter of 2013 from 22.6% for the comparable quarter in 2012.  Product gross profit as a percentage of product sales decreased to 21.9% for the six months ended June 30, 2013 from 22.3% for the same period in 2012.  Service gross profit as a percentage of service sales decreased to 23.8% for the second quarter of 2013 from 24.7% for the comparable quarter in

2012.  Service gross profit as a percentage of service sales decreased to 23.6% for the six months ended June 30, 2013 from 24.8% for the same period in 2012.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit as a percentage of product sales for the three and six months ended June 30, 2013 were lower than prior periods, primarily due to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream. The product gross margin percentages we achieved in the second quarters of 2013 and 2012 fall within the range of product gross margin percentages we expect as our strategy continues to mature. Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices. Vendor incentives were $2.0 million and $1.8 million, respectively, for the three month periods ended June 30, 2013 and 2012.  Vendor incentives were $3.8 million and $3.7 million, respectively, for the six month periods ended June 30, 2013 and 2012.  As a percentage of product cost of goods sold, vendor incentives were 2.7% and 2.9%, respectively, for the three months ended June 30, 2013 and 2012 and 2.6% and 3.0%, respectively, for the six months ended June 30, 2013 and 2012, respectively. These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2013 will be between 21% and 23%.

Service gross profit as a percentage of service sales for the three and six months ended June 30, 2013 decreased 0.9% and 1.2%, respectively, as compared to the same periods in 2012.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers and a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2013, and service gross margins will be within the 23% to 26% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $15.6 million, or 10.5% of net sales for the quarter ended June 30, 2013, compared to $12.2 million, or 10.2% of net sales for the second quarter in 2012.  Sales and marketing expenses totaled $28.8 million, or 10.2% of net sales for the six months ended June 30, 2013, compared to $24.8 million, or 10.4% of net sales for the same period in 2012.

Sales and marketing expenses increased $3.4 million and $4.0 million for the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012.  These increases are primarily due to increased headcount from the StraTech acquisition and higher variable compensation and commissions, commensurate with the increase in sales for the 2013 period.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $5.1 million, or 3.4% of net sales for the quarter ended June 30, 2013, compared to $4.6 million, or 3.9% of net sales for the second quarter in 2012.  General and administrative expenses were $10.7 million, or 3.8% of net sales for the six months ended June 30, 2013, compared to $9.3 million, or 3.9% of net sales for the same period in 2012.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and six month periods ended June 30, 2013 as compared to the same periods in 2012.

General and administrative expenses increased $423,000 and $1.3 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase in general and administrative expenses for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to an increase of $121,000 in rent, depreciation, and facility charges and an increase of $190,000 in outside services. The increase in general and administrative expenses for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to an increase of $328,000 in facility and depreciation expenses commensurate with the increase in property and equipment resulting from our acquisitions of Midwave in October 2011 and StraTech in October 2012 and the implementation of a new enterprise resource planning system which we completed January 1, 2013.  In addition, we had an increase of $259,000 in outside services and an increase of $133,000 in expenses for salaries, benefits and other employee expenses for headcount additions to support our business growth.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $6.1 million, or 4.2% of net sales for the quarter ended June 30, 2013, compared to $5.2 million, or 4.3% of net sales for the second quarter in 2012.  Engineering expenses were $13.1 million, or 4.6% of net sales for the six months ended June 30, 2013, compared to $10.9 million, or 4.6% of net sales for the same period in 2012.

Engineering expenses increased $981,000 and $2.2 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increase in engineering expenses for the three months ended June 30, 2013 is primarily due to an increase in salaries, benefits and bonuses of $2.1 million and travel expenses of $258,000 commensurate with the increase in engineering headcount from our StraTech acquisition and an increase of $816,000 in outside consulting services as a result of adding new products and services to address rising market acceptance of unified data centers. This was partially offset by an increase of $2.3 million in cost allocations to our cost of service sales, commensurate with the increase in our professional services sales. The increase in engineering expenses for the six months ended June 30, 2013 is primarily due to an increase in salaries, benefits and bonuses of $3.8 million and travel expenses of $330,000 commensurate with the increase in engineering headcount from our StraTech acquisition and an increase of $1.9 million in outside consulting services as a result of adding new products and services to address rising market acceptance of unified data centers.  This was partially offset by an increase of $4.1 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $73,000 and $20,000 of integration and transaction costs for the six months ended June 30, 2013 and 2012, respectively.  We had $25,000 of integration and transaction costs for the three months ended June 30, 2013. We did not have any integration and transaction costs during the three months ended June 30, 2012. Integration and transaction expenses in 2013 for the StraTech acquisition included audit, legal, and other outside consulting fees. Integration and transaction expenses in 2012 for the Midwave acquisition included audit and other outside consulting fees.

Amortization of Intangibles.  We had $1.8 million and $619,000 of intangible asset amortization expenses for the three months ended June 30, 2013 and 2012, respectively.  We had $3.8 million and $1.2 million of intangible asset amortization expenses for the six months ended June 30, 2013 and 2012, respectively.  The increase in amortization of intangibles expenses in 2013 as compared to 2012 is primarily due to the acquisitions of StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method, to match the pattern in which the economic benefits of those assets are expected to be consumed.

Earnings from Operations.  We had earnings from operations of $5.0 million and $5.4 million for the three months ended June 30, 2013 and 2012, respectively.  We had earnings from operations of $7.0 million and $9.0 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in earnings from operations for the three and six months ended June 30, 2013 is primarily a result of increased amortization of intangible assets related to the StraTech acquisition, partially offset by higher revenues and gross margins as we realized the benefits of our StraTech and Midwave acquisitions and the implementation of our strategy to sell products and services to support the entire data center.

Income Taxes.  We had income tax expense of $2.0 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively.  We had income tax expense of $2.8 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively.  Our estimated effective tax rate for the three and six months ended June 30, 2013 was 41.0%. For the balance of 2013, we expect to report an income tax provision using an effective tax rate of approximately 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Total cash provided by (used in):
Operating activities	$20,196	$4,031
Investing activities	(1,679)	411
Financing activities	(5,730)	144
Increase in cash	$12,787	$4,586

Net cash provided by operating activities was $20.2 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by operating activities for the six months ended June 30, 2013 of $20.2 million was primarily due to a $50.8 million decrease in accounts receivable, our net earnings of $4.0 million and non-cash items including amortization of intangibles of $3.8 million, stock-based compensation of $1.8 million and depreciation of $989,000, partially offset by a $40.4 million decrease in accounts payable. Net cash provided by operating activities for the six months ended June 30, 2012 of $4.0 million was primarily due to a $16.3 million decrease in accounts receivable, our net earnings of $5.4 million, a $4.0 million decrease in inventories and non-cash items including stock-based compensation of $1.3 million, amortization of intangibles of $1.2 million and depreciation of $861,000, partially offset by a $25.8 million decrease in accounts payable.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2013 and was used for the purchase of property and equipment. Net cash provided by investing activities was $411,000 for the six months ended June 30, 2012. For the six months ended June 30, 2012, the sale of $2.3 million of investments and the maturity of $596,000 of investments were partially offset by the purchase of $2.5 million in property and equipment. For the remainder of 2013, we are planning for capital expenditures of up to $1.0 million related to enhancements to our management information systems and upgraded computer equipment.

Net cash used in financing activities was $5.7 million for the six months ended June 30, 2013 and was primarily attributable to net payments under our line of credit. Net cash provided by financing activities was $144,000 for the six months ended June 30, 2012, due mainly to stock-based compensation transactions during the period.

On July 17, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Agreement provides for a channel finance facility (“Channel Finance Facility”) and a revolving facility (“Revolving Facility” and, together with the Channel Finance Facility, “Combined Facility”) in a maximum combined aggregate amount of $40 million.  Borrowing under the Revolving Facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the Channel Finance Facility or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future.  The Channel Finance Facility will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.19% at June 30, 2013).  Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility.  The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Credit Agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

The Credit Agreement contains customary representations, warranties, covenants and events of default, including but not limited to, covenants restricting our ability to (i) grant liens on our assets, (ii) make certain fundamental changes, including merging or consolidating with another entity or making any material change in the nature of our business, (iii) make certain dividends or distributions, (iv) make certain loans or investments, (v) guarantee or become liable in any way on certain liabilities or obligations of any other person or entity, or (vi) incur certain indebtedness. The Prior Credit Agreement (as defined below) included similar restrictions.

The Credit Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000.

The Credit Agreement replaced the credit facility we had in place with Wells Fargo, which was terminated upon the effectiveness of the Credit Agreement (“Prior Credit Agreement”).  We did not incur any early termination fees or penalties in connection with the termination of the Prior Credit Agreement.  Wells Fargo serves and may continue to serve as our transfer agent and has performed and may continue to perform commercial banking and financial services for us for which they have received and may continue to receive customary fees.  The Prior Credit Agreement provided for a revolving line of credit for a total maximum borrowing amount of $20.0 million.

We had outstanding advances of $6.0 million on the Prior Credit Agreement at December 31, 2012. We had no outstanding advances on the Prior Credit Agreement or the Credit Agreement at June 30, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended June 30, 2013 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2012 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management identified that there were certain ineffective procedures in our disclosure controls and procedures due to two reports filed late with the SEC on December 21, 2012 and August 10, 2012, respectively, that should have been filed by December 10, 2012 and August 9, 2012, respectively.  During the quarter ended June 30, 2013, we have implemented remediation initiatives, which included adopting revised disclosure controls and procedures.  Based on this evaluation and a review of remediation initiative undertaken, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 2, 2013	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 000-29758)).

10.1

Credit Agreement by and between Datalink Corporation and Castle Pines Capital LLC dated as of July 17, 2013 (Incorporated by reference to exhibit 10.1 in our Form 8-K filed on July 18, 2013 (File No. 000-29758)).

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