Form 10-Q
period 2013-09-30
DATALINK CORP
filed 2013-11-08
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2013

or

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

Yes  ☐  No  ☒

As of November 5, 2013, 22,671,642 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets
(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$25,141	$10,315
Short-term investments	45,288	—
Accounts receivable, net	90,923	144,072
Receivable due from seller of StraTech acquisition	4,243	4,243
Inventories	2,448	2,554
Deferred customer support contract costs	84,477	87,052
Inventories shipped but not installed	8,925	8,784
Income tax receivable	1,650	2,430
Other current assets	595	852
Total current assets	263,690	260,302
Property and equipment, net	6,816	6,082
Goodwill	37,467	37,467
Finite life intangibles, net	15,180	20,760
Deferred customer support contract costs non-current	44,685	40,771
Deferred tax asset	4,297	4,471
Long-term lease receivable	539	—
Other assets	495	455
Total assets	$373,169	$370,308

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$—	$6,000
Floor plan line of credit	12,253	—
Accounts payable	32,852	83,880
Accrued commissions	3,331	8,531
Accrued sales and use tax	1,998	3,489
Accrued expenses, other	6,661	6,027
Deferred taxes	9,113	9,034
Customer deposits	5,266	3,645
Deferred revenue from customer support contracts	104,674	105,167
Other current liabilities	179	157
Total current liabilities	176,327	225,930
Deferred revenue from customer support contracts non-current	53,928	48,167
Other liabilities	698	828
Total liabilities	230,953	274,925

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,695,083 and 18,726,723 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	23	19
Additional paid in capital	112,838	70,875
Retained earnings	29,355	24,489
Total stockholders’ equity	142,216	95,383
Total liabilities and stockholders’ equity	$373,169	$370,308

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
Products	$83,756	$64,052	$261,455	$221,586
Services	55,831	40,722	159,874	122,318
Total net sales	139,587	104,774	421,329	343,904
Cost of sales:
Cost of products	67,106	49,795	205,919	172,184
Cost of services	42,659	30,967	122,135	92,349
Total cost of sales	109,765	80,762	328,054	264,533
Gross profit	29,822	24,012	93,275	79,371
Operating expenses:
Sales and marketing	14,512	10,052	43,291	34,829
General and administrative	5,087	4,228	15,781	13,580
Engineering	7,286	5,755	20,410	16,704
Integration and transaction costs	7	103	80	123
Amortization of intangibles	1,757	619	5,580	1,857
Total operating expenses	28,649	20,757	85,142	67,093
Earnings from operations	1,173	3,255	8,133	12,278
Interest income	25	26	54	40
Interest expense	(35)	(13)	(180)	(39)
Earnings before income taxes	1,163	3,268	8,007	12,279
Income tax expense	335	1,345	3,141	4,976
Net earnings	$828	$1,923	$4,866	$7,303

Net earnings per common share:
Basic	$0.04	$0.11	$0.27	$0.43
Diluted	0.04	0.11	0.26	0.42
Weighted average common shares outstanding:
Basic	19,619	17,085	18,253	17,036
Diluted	20,120	17,585	18,624	17,465

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$4,866	$7,303
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Change in fair value of trading securities	(54)	—
Recovery of bad debts	(103)	(35)
Depreciation	1,527	1,201
Amortization of finite-lived intangibles	5,580	1,857
Deferred income taxes	253	(32)
Stock-based compensation expense	2,918	2,041
Changes in operating assets and liabilities
Accounts receivable	52,715	32,703
Inventories	(35)	3,741
Deferred costs/revenues/customer deposits, net	5,553	1,337
Accounts payable	(51,028)	(36,476)
Accrued expenses	(6,058)	(1,781)
Income tax receivable	780	(3,152)
Other	(8)	1,352
Net cash provided by operating activities	16,906	10,059

Cash flows from investing activities:
Purchases of trading securities, net	(45,234)	—
Maturities of investments	—	1,192
Sales of investments	—	2,294
Purchase of property and equipment	(2,261)	(3,493)
Net cash used in investing activities	(47,495)	(7)

Cash flows from financing activities:
Net payments under line of credit	(6,000)	—
Proceeds from floor plan line of credit	12,253	—
Proceeds from stock offering	39,021	—
Excess tax from stock compensation	393	557
Proceeds from issuance of common stock from option exercise	252	330
Tax withholding payments reimbursed by restricted stock	(504)	(730)
Net cash provided by financing activities	45,415	157

Increase in cash and cash equivalents	14,826	10,209
Cash and cash equivalents, beginning of period	10,315	18,947
Cash and cash equivalents, end of period	$25,141	$29,156

Supplementary cash flow information:
Cash paid for income taxes	$1,715	$7,604
Cash paid for interest expense	$115	$—

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

The financial statements presented herein as of September 30, 2013, and for the three months and nine months ended September 30, 2013 and 2012, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in our 2012 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Revenue Recognition for Milestone-based Arrangements

In the current quarter we began recognizing revenue on certain new professional service contracts that include milestones using a proportional performance method of revenue recognition. Revenues from these fixed price professional service contracts are recognized as services are performed based on the achievement of specified milestones within the contracts and when the customer acknowledges that such criteria have been satisfied. We invoice our customer on these projects as agreed-upon project milestones are achieved and accepted by the customer. As of September 30, 2013 we recognized approximately $72,000 of services revenues under this method.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”).  ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a significant impact on our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net earnings	$828	$1,923	$4,866	$7,303

Basic:
Weighted average common shares outstanding	22,695	18,057	22,695	18,057
Weighted average common shares of restricted stock that has not vested	(3,076)	(972)	(4,442)	(1,021)
Shares used in the computation of basic net earnings per share	19,619	17,085	18,253	17,036
Net earnings per share — basic	$0.04	$0.11	$0.27	$0.43

Diluted:
Shares used in the computation of basic net earnings per share	19,619	17,085	18,253	17,036
Employee and non-employee director stock options	11	60	10	64
Restricted stock that has not vested	490	440	361	365
Shares used in the computation of diluted net earnings per share	20,120	17,585	18,624	17,465
Net earnings per share — diluted	$0.04	$0.11	$0.26	$0.42

We excluded the following restricted stock grants that have not yet vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted common stock that has not yet vested	18,000	—	38,000	18,000

3.                                      Stock-Based Compensation

Common Stock Offering

On August 8, 2013, we entered into an underwriting agreement relating to the public offering of 3,300,000 shares of our common stock at a price to the public of $11.00 per share, less underwriting discounts. In addition, we granted the underwriters a 30-day option to purchase up to an additional 495,000 shares at $11.00 per share to cover over-allotments, if any. On August 14, 2013, we completed the offering of 3,795,000 shares of common stock at a price to the public of $11.00 per share. The number of shares sold in the offering includes the underwriters’ full exercise of their over-allotment option. We received proceeds from the common stock sold by us, net of offering costs, of approximately $39.0 million.

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $989,000 and $591,000 for the three months ended September 30, 2013 and 2012, respectively.  Total stock-based compensation expense related to restricted stock was $2.5 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $5.8 million at September 30, 2013, which we will amortize ratably through May 2017.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2013	1,247,668	$7.47
Granted	299,500	11.21
Cancelled	(190,561)	8.75
Shares vested	(145,250)	8.34
Restricted stock that has not vested at September 30, 2013	1,211,357	$8.33

Stock Options:

Total stock-based compensation expense related to stock options was $14,000 and $60,000 for the three months ended September 30, 2013 and 2012, respectively.  Total stock-based compensation expense related to stock options was $134,000 and $181,000 for the nine months ended September 30, 2013 and 2012, respectively.  We had no unrecognized stock-based compensation expense related to stock options at September 30, 2013.

The following table represents stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2013	568,040	$3.49
Options granted	—	—
Options exercised	(77,738)	3.23
Options cancelled	(2,050)	3.32
Outstanding options as of September 30, 2013	488,252	$3.54	5.57
Exercisable options as of September 30, 2013	488,252	$3.54	5.57

Other:

During the three months ended September 30, 2013 and 2012, we recognized expense of $122,000 and $75,000, respectively, related to the issuance of 9,000 shares of fully vested common stock in each period to members of our Board of Directors. During the nine months ended September 30, 2013 and 2012, we recognized expense of $326,000 and $246,000, respectively, related to the issuance of 27,000 shares of fully vested common stock in each period to members of our Board of Directors.

4.                                      Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended September 30, 2013 and 2012, our effective tax rate was 28.9% and 41.2%, respectively.  For the nine months ended September 30, 2013 and 2012, our effective tax rate was 39.2% and 40.5%, respectively.  The lower tax rate for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 resulted primarily from the impact of federal graduated tax rates on our estimated annual taxable income. Additionally, we recognized benefits from discrete item adjustments of approximately $101,000 and $5,000 during the three months ended September 30, 2013 and 2012, respectively. These adjustments decreased our effective tax rate to 28.9% and 41.2% for the three months ended September 30, 2013 and 2012, respectively. We recognized benefits from discrete item adjustments of approximately $101,000 and $32,000 during the nine months ended September 30, 2013 and 2012, respectively. These adjustments decreased our effective tax rate to 39.2% and 40.5% for the nine months ended September 30, 2013 and 2012, respectively. We expect our annual effective tax rate for 2013 to be 39.8%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and nine months ended September 30, 2013, we recorded income tax expense of $335,000 and $3.1 million, respectively, with effective tax rates of 28.9% and 39.2%.

We assess our uncertain tax positions for tax years that are still open for examination.  As of September 30, 2013 and 2012, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of September 30, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2009-2012 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership. We do not believe that an ownership change under Section 382 has occurred, and therefore, no such limitations exist.

5.                                      Acquisitions

On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (“StraTech”) from StraTech and Midas Medici Group Holdings, Inc. (“Midas,” parent company of StraTech and, together with StraTech, the “Sellers”). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for a purchase price of approximately $11.0 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $4.2 million resulting from the preliminary estimated working capital adjustment. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Those shares have been deposited in an escrow account as security for certain indemnification obligations of the Sellers. Pursuant to the asset purchase agreement, Sellers are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers’ good faith estimated net tangible assets as set forth in the asset purchase agreement.  We recorded the receivable due from Sellers of approximately $4.2 million related to this payment at the acquisition date.  Sellers have provided us with a “Notice of Disagreement,” which states that they are disputing the amount owed to us in connection with this reconciliation payment.  The asset purchase agreement contains an arbitration provision for disputes over the value of tangible net assets.  The amount of the receivable we recorded may be impacted by the resolution of the arbitration proceeding.  As of the filing of this Form 10-Q, no resolution has been reached, and the parties are reviewing the working capital calculations and determining the timing for arbitration.

We estimated the fair value of the assets acquired and liabilities assumed of StraTech primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill.  We based this approach upon our estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed.  As of December 31, 2012, the fair value of the acquired assets was provisional as we had not yet finalized net working capital adjustments that are included within the “Notice of Disagreement” discussed above.  The total purchase price has been allocated to StraTech’s net tangible and identifiable intangible assets based on their estimated fair values as of October 4, 2012, and has been adjusted through September 30, 2013. Adjustments to provisional amounts during the measurement period that were the result of information that existed as of the acquisitions date require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly, our 2012 balance sheet has been retroactively adjusted to account for those changes. The changes resulted in a $313,000 reduction in goodwill and did not impact our income statement.

The following table summarizes the final allocation of the purchase price including measurement period adjustments:

(in thousands)
Assets acquired at their fair value:
Accounts receivable, net	$9,712
Deferred revenue costs	8,521
Equipment	432
Finite-lived intangibles	15,920
Goodwill	5,021
Other assets	628
Total assets acquired	40,234

Liabilities assumed at their fair value:
Accounts payable	17,645
Customer deposits	751
Deferred revenue	10,289
Accrued expenses	566
Other liabilities	29
Total liabilities assumed	29,280

Net purchase price	$10,954

The fair value of the acquired assets included a finite-lived intangible asset consisting of customer relationships that have an estimated life of five years and an indefinite-lived asset consisting of goodwill of approximately $5.0 million which will be deductible for tax purposes over a 15 year period.  We are amortizing the finite-lived intangible asset we acquired in the StraTech acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e., goodwill) because this acquisition expanded our market share and physical presence across the Eastern seaboard of the United States and allows us to diversify our product offerings from certain manufacturers and expand our high-margin professional and managed services business lines. We expect to experience operational synergies and efficiencies through combined general and administrative corporate functions.

The following table provides a reconciliation of the net purchase price for StraTech as compared to the cash payment for purchase:

(in thousands)

Net purchase price	$13,172
Less receivable due from seller	(4,243)
Less value of shares issued	2,025
Payment in cash for purchase	$10,954

Integration costs for 2013 and 2012 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of StraTech.  In addition, transaction costs for 2012 include legal, audit and other outside service fees necessary to complete our acquisition of StraTech, which were expensed.  Total integration and transaction costs were $7,000 and $103,000 for the three months ended September 30, 2013 and 2012, respectively. Total integration and transaction costs were $80,000 and $123,000 for the nine months ended September 30, 2013 and 2012, respectively.

6.                                      Goodwill and Finite Life Intangible Assets

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

In conducting the annual impairment test of our goodwill, qualitative factors are first examined to determine whether the existence of events, or circumstances, indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

Goodwill was $37.5 million as of September 30, 2013 and December 31, 2012 and includes the measurement period adjustments discussed in Note 5 above. We conducted our annual goodwill impairment test as of December 31, 2012, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of September 30, 2013 and December 31, 2012, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

		As of September 30, 2013			As of December 31, 2012
	Amortizable	(in thousands)
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	$(14,112)	$15,021	$29,133	$(8,665)	$20,468
Services agreement	4	67	(67)	—	67	(54)	13
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(319)	159	478	(199)	279
Trademarks	3	263	(263)	—	263	(263)	—
Order backlog	3 months — 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$32,570	$(17,390)	$15,180	$32,570	$(11,810)	$20,760

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2013	2012	2013	2012	Classification
Customer relationships	$1,713	$553	$5,447	$1,659	Operating expenses
Services agreement	4	4	13	12	Operating expenses
Covenant not to compete	40	40	120	120	Operating expenses
Trademarks	—	22	—	66	Operating expenses
Total identified intangible assets	$1,757	$619	$5,580	$1,857

Based on the identified intangible assets recorded at September 30, 2013, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2013	$1,671
2014	5,293
2015	3,963
2016	2,937
2017	1,316
$15,180

7.                                      Short Term Investments

Our short term investments consist principally of commercial paper and corporate bonds. We categorize these investments as trading securities and record them at fair value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date or purchase but less than one year generally as short term investments; and investments with maturities of greater than one year from the date of purchase generally as long term investments. The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Commercial paper	$32,983	9	—	$32,992
Corporate bonds	12,359	—	63	12,296

As of December 31, 2012, we had no unrealized holding gains/losses on investments.

Our $45.3 million of short term investments are comprised of commercial paper and corporate bonds with maturities within one year and interest rates ranging from 0.8% to 5.5%.

8.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of September 30, 2013.

The fair value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, line of credit and accrued liabilities, approximate cost because of their short maturities.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013:
Cash and cash equivalents	$25,141	$25,141	$—	$—
Short-term investments	45,288	45,288	—	—
Total assets measured at fair value	$70,429	$70,429	$—	$—

At December 31, 2012:
Cash and cash equivalents	$10,315	$10,315	$—	$—
Total assets measured at fair value	$10,315	$10,315	$—	$—

9.                                      Lease Receivables

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $1.6 million and $1.0 million at September 30, 2013 and December 31, 2012, respectively, is reflected net of unearned income of $46,000 and $60,000 at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2013	$188
2014	865
2015	444
2016	71
1,568
Less: Current portion	(1,029)
Long-term sales-type lease receivable	$539

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At September 30, 2013, there were no amounts past due related to lease receivables.

10.                               Line of Credit

On July 17, 2013, we entered into a credit agreement with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association.  The credit agreement provides for a floor plan line of credit and a revolving facility in a maximum combined aggregate amount of $40 million.  Borrowing under the revolving facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the floor plan line of credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future.  The floor plan line of credit finances certain purchases of inventory by us from vendors approved by CPC and the revolving facility is used for working capital purposes and permitted acquisitions.

The amounts outstanding under the revolving facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.18% at September 30, 2013).  Advances under the floor plan line of credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the combined facility, with usage including the sum of any advances under either the floor plan line of credit or the revolving facility.  The combined facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The credit agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the credit agreement is terminated prior to that date.

The credit agreement contains customary representations, warranties, covenants and events of default, including but not limited to, covenants restricting our ability to (i) grant liens on our assets, (ii) make certain fundamental changes, including merging or consolidating with another entity or making any material change in the nature of our business, (iii) make certain dividends or distributions, (iv) make certain loans or investments, (v) guarantee or become liable in any way on certain liabilities or obligations of any other person or entity, or (vi) incur certain indebtedness. Our prior credit agreement (as discussed below) included similar restrictions.

The credit agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000.

The credit agreement replaced the credit facility we had in place with Wells Fargo, which was terminated upon the effectiveness of the credit agreement.  We did not incur any early termination fees or penalties in connection with the termination of the prior credit agreement.  Wells Fargo serves and may continue to serve as our transfer agent and has performed and may continue to perform commercial banking and financial services for us for which they have received and may continue to receive customary fees.  The prior credit agreement provided for a revolving line of credit for a total maximum borrowing amount of $20.0 million.

We had outstanding advances of $6.0 million on the prior credit agreement at December 31, 2012. At September 30, 2013, we had no outstanding advances on the prior credit agreement or the revolving facility, but had outstanding advances of $12.3 million on the floor plan line of credit related to the purchase of inventory from a vendor.

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

OVERVIEW

We provide independent, comprehensive solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid- and large-size companies, we consult, assess, design, deploy, implement support, and manage critical data center infrastructures such as servers, storage, networks and cloud.  Our solutions ensure that our customer’s information technology strategies align with business needs and maximize efficiency.  Each solution is built using a customized platform of hardware and software from multiple technology vendors.  We leverage hardware and software from industry leading original equipment manufacturers as part of our data center offerings and provide ongoing support for all of the solutions and services we offer. Our portfolio of solutions and services spans five practices: consolidation and virtualization, data storage and protection, advanced network infrastructures, business continuity and cloud enablement.  We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of September 30, 2013, we have 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.6	77.1	77.9	76.9
Gross profit	21.4	22.9	22.1	23.1
Operating expenses:
Sales and marketing	10.4	9.6	10.3	10.1
General and administrative	3.7	4.0	3.8	3.9
Engineering	5.2	5.5	4.8	4.9
Integration and transaction costs	—	0.1	—	—
Amortization of intangibles	1.3	0.6	1.3	0.6
Total operating expenses	20.6	19.8	20.2	19.5
Earnings from operations	0.8%	3.1%	1.9%	3.6%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Product sales	$83,756	$64,052	$261,455	$221,586
Service sales	55,831	40,722	159,874	122,318

Product gross profit	$16,650	$14,257	$55,536	$49,402
Service gross profit	13,172	9,755	37,739	29,969

Product gross profit as a percentage of product sales	19.9%	22.3%	21.2%	22.3%
Service gross profit as a percentage of service sales	23.6%	24.0%	23.6%	24.5%

On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (“StraTech”) from StraTech and Midas Medici Group Holdings, Inc.  Our results for the three and nine months ended September 30, 2013 include the results of operations from this acquisition.

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and nine months ended September 30, 2013, product sales represented 60.0% and 62.1%, respectively, of our total sales compared to 61.1% and 64.4%, respectively, for the comparable periods in 2012. The increase in dollars in our product sales for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 reflects the impact of our StraTech acquisition in October 2012, continued growth in our customer base including growth in customers with multi-million dollar accounts with us, and market acceptance of our ongoing strategy to service the complete data center, as evidenced by increases in our storage and networking product sales.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and nine months ended September 30, 2013, service sales represented 40.0% and 37.9%, respectively, of our total sales compared to 38.9% and 35.6%, respectively, for the comparable periods in 2012. The increase in our service sales for the three and nine months ended September 30, 2013 as compared to the same period in 2012 reflects the impact of our StraTech acquisition in October 2012, accelerating momentum for our virtualized data center solutions, and increased market acceptance of our more recent services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings. In addition, our newer managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services help companies analyze the impact of cloud deployments on their business.  With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our sales for the three and nine months ended September 30, 2013 or 2012. However, our top five customers collectively accounted for 12.3% and 15.8% of our revenues for the three months ended September 30, 2013 and 2012, respectively, and 9.9% and 10.7% of our revenues for the nine months ended September 30, 2013 and 2012, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 21.4% for the quarter ended September 30, 2013, as compared to 22.9% for the comparable quarter in 2012.  Our total gross profit as a percentage of net sales decreased to 22.1% for the nine months ended September 30, 2013, as compared to 23.1% for the comparable period in 2012.  Product gross profit as a percentage of product sales decreased to 19.9% in the third quarter of 2013 from 22.3% for the comparable quarter in 2012.  Product gross profit as a percentage of product sales decreased to 21.2% for the nine months ended September 30, 2013 from 22.3% for the same period in 2012.  Service gross profit as a percentage of service sales decreased to 23.6% for the third quarter of 2013 from 24.0% for the comparable quarter in 2012.  Service gross profit as a percentage of service sales decreased to 23.6% for the nine months ended September 30, 2013 from 24.5% for the same period in 2012.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Product gross profit as a percentage of product sales for the three and nine months ended September 30, 2013 decreased 2.4% and 1.1%, respectively, as compared to the same periods in 2012. The decrease in our product gross profit percentage was due in part to lower gross margins across all of our hardware vendors and to a decrease in our storage revenues as a percentage of total revenues, which historically has carried higher gross margins.  In addition, the decrease in product margins for the three and nine months ended September 30, 2013 is associated with two significant transactions with new customers during the third quarter, in which competition for the new accounts resulted in lowering our prices to win the business. Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets. Vendor incentives were $1.4 million and $1.6 million, respectively, for the three month periods ended September 30, 2013 and 2012.  Vendor incentives were $5.2 million and $5.3 million, respectively, for the nine month periods ended September 30, 2013 and 2012.  As a percentage of product cost of goods sold, vendor incentives were 2.1% and 3.2%, respectively, for the three months ended September 30, 2013 and 2012 and 2.5% and 3.1%, respectively, for the nine months ended September 30, 2013 and 2012. These vendor programs constantly change and are negotiated separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2013 will be between 21% and 23%.

Service gross profit as a percentage of service sales for the three and nine months ended September 30, 2013 decreased 0.4% and 0.9%, respectively, as compared to the same periods in 2012.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers and a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2013, and service gross margins will be within the 23% to 26% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $14.5 million, or 10.4% of net sales for the quarter ended September 30, 2013, compared to $10.1 million, or 9.6% of net sales for the third quarter in 2012.  Sales and marketing expenses totaled $43.3 million, or 10.3% of net sales for the nine months ended September 30, 2013, compared to $34.8 million, or 10.1% of net sales for the same period in 2012.

Sales and marketing expenses increased $4.4 million and $8.5 million for the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012.  These increases are primarily due to higher variable compensation and commissions, commensurate with the increase in sales for the 2013 period and increased headcount from the StraTech acquisition.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $5.1 million, or 3.7% of net sales for the quarter ended September 30, 2013, compared to $4.2 million, or 4.0% of net sales for the third quarter in 2012.  General and administrative expenses were $15.8 million, or 3.8% of net sales for the nine months ended September 30, 2013, compared to $13.6 million, or 3.9% of net sales for the same period in 2012.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012.

General and administrative expenses increased $987,000 and $2.3 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in general and administrative expenses for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to an increase of $578,000 in facility and depreciation charges commensurate with the increase in property and equipment resulting from our acquisition of StraTech in October 2012 and the implementation of a new enterprise resource planning system which we completed January 1, 2013. In addition, we had an increase of $411,000 in outside services. The increase in general and administrative expenses for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to an increase of $907,000 in facility and depreciation expenses and an increase of $778,000 in outside services.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $7.3 million, or 5.2% of net sales for the quarter ended September 30, 2013, compared to $5.8 million, or 5.5% of net sales for the third quarter in 2012.  Engineering expenses were $20.4 million, or 4.8% of net sales for the nine months ended September 30, 2013, compared to $16.7 million, or 4.9% of net sales for the same period in 2012.

Engineering expenses increased $1.4 million and $3.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increase in engineering expenses for the three months ended September 30, 2013 is primarily due to an increase in salaries, benefits and bonuses of $2.9 million and travel expenses of $317,000 commensurate with the increase in engineering headcount from our StraTech acquisition and an increase of $1.3 million in outside consulting services as a result of adding new products and services to address rising market acceptance of unified data centers. These increases were partially offset by an increase of $3.4 million in cost allocations to our cost of service sales, commensurate with the increase in our professional services sales. The increase in engineering expenses for the nine months ended September 30, 2013 is primarily due to an increase in salaries, benefits and bonuses of $6.8 million and travel expenses of $647,000 commensurate with the increase in engineering headcount from our StraTech acquisition and an increase of $3.3 million in outside consulting services as a result of adding new products and services to address rising market acceptance of unified data centers.  These increases were partially offset by an increase of $7.5 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $7,000 and $103,000 of integration and transaction costs for the three months ended September 30, 2013 and 2012, respectively. We had $80,000 and $123,000 of integration and transaction costs for the nine months ended September 30, 2013 and 2012, respectively.  Integration and transaction expenses in 2013 for our StraTech acquisition included audit, legal, and other outside consulting fees. Integration and transaction expenses in 2012 for our Midwave acquisition included audit and other outside consulting fees.

Amortization of Intangibles.  We had $1.8 million and $619,000 of intangible asset amortization expenses for the three months ended September 30, 2013 and 2012, respectively.  We had $5.6 million and $1.9 million of intangible asset amortization expenses for the nine months ended September 30, 2013 and 2012, respectively.  The increase in amortization of intangibles expenses in 2013 as compared to 2012 is primarily due to the acquisitions of StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method, to match the pattern in which the economic benefits of those assets are expected to be consumed.

Earnings from Operations.  We had earnings from operations of $1.2 million compared to earnings from operations of $3.3 million for the three months ended September 30, 2013 and 2012, respectively.  We had earnings from operations of $8.1 million compared to earnings from operations of $12.3 million for the nine months ended September 30, 2013 and 2012, respectively. The earnings from operations for the three and nine months ended September 30, 2013 are a result of the lower gross margins and higher operating costs realized during the 2013 periods, as compared to the same periods in 2012.

Income Taxes.  We had income tax expense of $335,000 and $1.3 million for the three months ended September 30, 2013 and 2012, respectively.  We had income tax expense of $3.1 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively.  Our estimated effective tax rate for the three and nine months ended September 30, 2013 was 28.9% and 39.2%, respectively. For the balance of 2013, we expect to report an income tax provision using an effective tax rate of 39.8%.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Total cash provided by (used in):
Operating activities	$16,906	$10,059
Investing activities	(47,495)	(7)
Financing activities	45,415	157
Increase in cash and cash equivalents	$14,826	$10,209

Net cash provided by operating activities was $16.9 million and $10.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2013 was due primarily to net earnings of $4.9 million and non-cash add backs including amortization of intangibles of $5.6 million and depreciation of $1.5 million. Net cash provided by operating activities for the nine months ended September 30, 2012 was due primarily to net earnings of $7.3 million and non-cash add backs including depreciation of $1.2 million and amortization of intangibles of $1.9 million.

Net cash used in investing activities was $47.5 million and $7,000 for the nine months ended September 30, 2013 and 2012, respectively. The primary use of cash for the first nine months of 2013 was for the purchase of $48.2 million of trading securities and the purchase of $2.3 million of property and equipment, partially offset by sales of $3.0 million of trading securities. The primary use of cash for the first nine months of 2012 was for the purchase of $3.5 million of property and equipment partially offset by the sale of $2.3 million in short term investments and maturity of $1.2 million in short term investments.  For the remainder of 2013, we are planning for capital expenditures of up to $200,000 related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $45.4 million for the nine months ended September 30, 2013 and was primarily attributable to $39.0 million of proceeds from our August 2013 stock offering and proceeds of $12.3 million under our Floor plan line of credit, partially offset by $6.0 million of net payments under our Prior Credit Agreement. Net cash provided by financing activities was $157,000 for the nine months ended September 30, 2012, due mainly to stock-based compensation transactions during the period.

On July 17, 2013, we entered into a credit agreement with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association.  The credit agreement provides for a floor plan line of credit and a revolving facility in a maximum combined aggregate amount of $40 million.  Borrowing under the revolving facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the floor plan line of credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future.  The floor plan line of credit finances certain purchases of inventory by us from vendors approved by CPC and the revolving facility is used for working capital purposes and permitted acquisitions.

The amounts outstanding under the revolving facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.18% at September 30, 2013).  Advances under the floor plan line of credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the combined facility, with usage including the sum of any advances under either the floor plan line of credit or the revolving facility.  The combined facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The credit agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the credit agreement is terminated prior to that date.

The credit agreement contains customary representations, warranties, covenants and events of default, including but not limited to, covenants restricting our ability to (i) grant liens on our assets, (ii) make certain fundamental changes, including merging or consolidating with another entity or making any material change in the nature of our business, (iii) make certain dividends or distributions, (iv) make certain loans or investments, (v) guarantee or become liable in any way on certain liabilities or obligations of any other person or entity, or (vi) incur certain indebtedness. Our prior credit agreement (as discussed below) included similar restrictions.

The credit agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000.

The credit agreement replaced the credit facility we had in place with Wells Fargo, which was terminated upon the effectiveness of the credit agreement.  We did not incur any early termination fees or penalties in connection with the termination of the prior credit agreement.  Wells Fargo serves and may continue to serve as our transfer agent and has performed and may continue to perform commercial banking and financial services for us for which they have received and may continue to receive customary fees.  The prior credit agreement provided for a revolving line of credit for a total maximum borrowing amount of $20.0 million.

We had outstanding advances of $6.0 million on the prior credit agreement at December 31, 2012. At September 30, 2013, we had no outstanding advances on the prior credit agreement or the revolving facility, but had outstanding advances of $12.3 million on the floor plan line of credit related to the purchase of inventory from a vendor.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  Except as set forth below, there have been no other significant changes in critical accounting policies for the three and nine months ended September 30, 2013 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2012.

During the quarter ended September 30, 2013, we began recognizing revenue on certain new professional service contracts that include milestones using a proportional performance method of revenue recognition.  Revenues from these fixed price professional service contracts are recognized as services are performed based on the achievement of specified milestones within the contracts and when the customer acknowledges that such criteria have been satisfied. We invoice our customer on these projects as agreed-upon project milestones are achieved and accepted by the customer.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate risk.  As of September 30, 2013, we had $45.3 million in short-term investments and $12.3 million in short-term debt. The impact on the income before income taxes of a 1% change in short-term interest rates would be approximately $330,000 based on our short-term investments and short-term debt balances as of September 30, 2013.

Foreign currency exchange rate risk.  We generally market and sell our products and services in the United States. Therefore, we are not currently exposed to direct foreign currency exchange rate risk.

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

Dated: November 8, 2013	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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