Form 10-K
period 2013-12-31
DATALINK CORP
filed 2014-03-17
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2013: $169,511,107.

        At March 7, 2014, the number of shares outstanding of the registrant's classes of common stock was 22,770,272.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K.

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

PART I

Item 1.    Business.

Overview

        Datalink Corporation was incorporated in Minnesota in 1987. We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on midsize and large companies, we assess, design, deploy, manage, and support unified infrastructures such as servers, storage and networks. We leverage hardware and software from the industry's leading original equipment manufacturers (OEMs) as part of our data center optimization offerings.

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

        We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services. We deliver these services through our experienced team. Our team consists of approximately 200 engineering professional and support services members that are based throughout the United States.

        We have a robust physical laboratory in Minneapolis that customers can visit. This lab enables customers to participate in physical demonstrations of a wide variety of technologies, including: site-to-site replication, data recovery, WAN optimization, de-duplication, and virtual data center architectures. Alternatively, customers can participate in a virtual demonstration from the convenience of their own office.

        In addition to demonstrations, we leverage this lab to test, validate and compare technologies from the leading manufacturers and software developers, perform configuration services, troubleshoot support issues and train our professional and support services teams.

Industry Highlights

        Midsize and large companies, which are typically greater than 500 employees, are increasingly focused on transforming their data centers in order to increase agility, enhance service levels, and reduce costs. These customers continue to invest in their data centers while at the same time taking advantage of cloud computing that may include private, hybrid and public clouds. Information technology (IT) departments are faced with the daunting challenge of managing rapidly expanding amounts of data. In addition, IT departments face increasing demands for availability of this data for day-to-day business and to meet regulatory requirements. At the same time, organizations are seeking greater operational efficiency and lower costs. As a result, we expect customers will continue to look for alternatives to simplify management of storage, network, and server infrastructures and increase productivity of existing IT teams. Transformational technologies and approaches, like virtualization and private cloud computing, help achieve each of these objectives. Virtualization and private cloud computing enable organizations to more quickly adapt to changing business requirements, improve service levels via simplified management, and reduce costs through higher utilization rates.

        We anticipate that the virtualization of servers, storage and networks and migration to unified virtual data center architectures will primarily occur in stages, with a focus on building a foundation to support future private cloud strategies. We expect this will result in continued demand for shared storage, as well as backup and disaster recovery infrastructures tuned to virtualized server environments. We also expect that the increased bandwidth requirements of high density virtualized server environments will drive demand for high bandwidth integrated converged networks.

        Employees, customers and suppliers demand uninterrupted access to mission-critical data 24 hours a day, 7 days a week. As a result, organizations continue to require flexible, scalable and highly available server, storage and network solutions.

        We believe that capital investment priorities of the customers in our industry will include:

  •
  Data center transformation

    Virtualization will play a key role in data center transformation strategies. Virtualization along with private and hybrid cloud computing enable organizations to reduce costs, increase agility, and improve management and utilization.

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

  •
  Enhanced data protection capabilities

    Increased need for high throughput performance, greater frequency of backups, quick restoration of data and stringent data availability requirements complied with data center security are key drivers in data center decision making. We expect these requirements will continue to drive the continued migration to disk-based protection solutions. Many of our customers have deployed disk-based backup and recovery solutions. With the convergence of key technologies, such as data de-duplication, WAN optimization, and advanced heterogeneous replication and snapshot software, we expect the benefits customers receive from disk-based backup will increase, resulting in increased demand.

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

    We expect IT organizations to increasingly outsource data center infrastructure-related services, including consulting, implementation, management and support to a company who can provide a holistic solution. An increased focus on technologies that provide greater efficiency and business value, the growing complexity of networked environments and flat IT department headcount growth in light of current economic conditions should facilitate this trend.

The Datalink Opportunity

        The movement toward computing environments that offer more adaptable and scalable IT services drives demand for data center-focused solutions and services providers, such as us. Both potential customers and data center infrastructure manufacturers are looking to providers, such as us, primarily for the following reasons:

        Pressures on Customers.    Migrating data centers to those that are more efficient, scalable, and flexible is complex. Private cloud computing is transformational in nature. It impacts the relationship between the business and IT, as well as how IT organizations are structured and operate. As a result, we believe customers are looking for solution providers to sort through their options, define migration plans, and execute accordingly. In addition, we believe organizations will increasingly look outside their in-house technical staff to leverage the expertise of companies, for strategy definition and execution.

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

The Datalink Solution

        We combine our expertise and comprehensive services portfolio with quality products from leading manufacturers to meet each customer's specific needs. Our services include:

Advanced Services Consulting

        Our consultants deliver highly customized analysis, advice, and actionable recommendations to help customers transform, optimize and manage their data centers. Our independent recommendations help customers respond to challenges in the following areas: data center transformation, private and hybrid cloud service management and IT resiliency.

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

        Our assessment services provide customers with objective guidance on developing virtualization and consolidation, private and hybrid cloud, backup and recovery, and advanced network infrastructures that optimize their resources, leverage their existing environments and facilitate cost-effective growth for the future. These services provide an independent viewpoint to align people, processes and technologies with business objectives. They also help organizations maximize current investments, outline recommendations for future purchases and provide assurance that server, storage and networking infrastructures are efficient, reliable and scalable.

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

Our Strategy

        Our strategy is to improve upon our position as a data center solutions and services provider and to continue to develop a customer-focused, high performance company with sustainable profitable growth. To achieve these objectives, we intend to build upon our record of successfully addressing the evolving needs of our customers. Key elements of our strategy include:

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

Enhance and Expand Our Advanced Services Consulting and Professional Services Business

        Consulting services represents a sizable opportunity to drive additional professional services and follow-on hardware and software revenues in both existing and new accounts. Consulting services enable us to differentiate ourselves from our competition, as well as build executive-level relationships within the accounts we serve. Our Advanced Services team offers a comprehensive portfolio of services that are aligned with business needs in the following areas:

  •
  Data center transformation, including data center relocation, data migrations, infrastructure architecture, facilities strategy, and IT project management;

  •
  Cloud service management, including IT as a service strategy, IT infrastructure library processes, services catalogs, and automation and orchestration; and

  •
  IT resiliency, including business impact analysis, business continuity and disaster recovery plans, data protection strategy and security.

In 2013, we made a significant investment in building out our Advanced Services organization and its services portfolio. We hired a leadership team who are very experienced in building a consulting practice within a datacenter infrastructure and integration company. We also added several advanced services offerings and enhanced other offerings. These new offerings along with others previously built, represent a services catalog that provides a revenue and profit stream that is not dependent on product sales or fulfillment. By expanding our consulting methodologies and offerings, building additional sales tools and cross-training our infrastructure organization, we will be able to expand our solution selling capabilities. We believe hiring experienced data center consultants, and providing our sales teams with the tools they need to uncover consulting opportunities, will accelerate consulting services revenues and often times result in additional hardware and software revenues.

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

        Some of our major suppliers and the products they provide are listed below:

Products	Suppliers
Disk Storage	EMC Corporation Hitachi Data Systems Corporation NetApp Inc. Oracle Systems Quantum Corporation
Tape Automation	Oracle Systems Quantum Corporation Spectra Logic Corporation
Software	Oracle Systems Sepaton Inc. Symantec Corporation VMware, Inc.
Servers	Cisco Systems, Inc. Dell Inc. Oracle Systems
Switches/Directors/Storage Networking	Cisco Systems, Inc. Brocade Communications Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

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

        In 2013, 2012, and 2011, we had no customers that accounted for 10% or more of our revenues. However, our top five customers collectively accounted for 10%, 11%, and 11% of our 2013, 2012, and 2011 revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the historical revenue generated by our services.

Sales and Marketing

        We market and sell our products and services throughout the United States through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2013, we have 36 field sales offices, including home offices, in order to efficiently serve our customers' needs.

        Our field account executives and account associates work closely with our technical services team in evaluating the data center project needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. Our sales and technical teams generated a total of 440 new customers in 2013 through a combination of acquisitions and organic growth and sold product and services to over 2,200 current customers. Our sales and technical teams generated a total of 452 new customers in 2012 and 290 new customers in 2011.

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

Employees

        As of December 31, 2013, we had a total of 510 employees, all of which are full-time employees. We have no employment agreements with any of our employees, except for Mr. Lidsky, our President and Chief Executive Officer, Mr. Barnum, our Vice President, Finance and Chief Financial Officer, and Mr. O'Grady, our Chief Operating Officer. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages.

Backlog

        Effective January 1, 2011, our revenue recognition policy requires us to recognize product revenues upon shipment as compared to upon installation under our old revenue recognition method. We configure products to customer specifications and generally ship them shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. Customer constraints, including customer readiness, and the availability of engineering resources may impact when we can complete our installation and configuration services, which represent approximately 6% of our revenues. Therefore, we do experience a backlog of orders. Our backlog, which represents firm orders we expect to recognize as revenue within the next 90 days, was $77.4 million and $63.6 million at December 31, 2013 and 2012, respectively.

Acquisitions

        Strategic Technologies, Inc.    On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and, together with StraTech, the "Sellers").

StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for an estimated purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $3.3 million, resulting from the preliminary estimated tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers.

        Pursuant to the asset purchase agreement, Sellers were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers' good faith estimated net tangible assets as set forth in the asset purchase agreement. We initially recorded a receivable due from Sellers of approximately $4.2 million related to this payment at the acquisition date. The Sellers provided us with a "Notice of Disagreement," which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from Sellers of $936,000 and an increase in the purchase price for the same amount as reflected above.

        In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers was deemed to be uncollectible and written down to the estimated realizable value, which is the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. The results for 2013 include a $611,000 charge for the write-down of the account receivable due from the Sellers of StraTech to the fair value of the stock on December 31, 2013 and reported as a non-operating expense on the statement of operations. Based on the value of our common stock on the date of the settlement agreement in January 2014, we will record a gain before tax of approximately $877,000 during the first quarter of 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

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

        Midwave Corporation.    In October 2011, we entered into an asset purchase agreement with Midwave Corporation ("Midwave") and its shareholders. Under the asset purchase agreement we purchased and acquired from Midwave substantially all of the assets used in Midwave's business. Midwave is an IT consulting firm that both offers professional services and sells products to business' IT organizations utilizing the product portfolios of certain information technology manufacturers, in the specific domains of data center services, networking services, managed services and advisory services. We paid a purchase price of approximately $19.1 million, comprised of a cash payment delivered at closing of approximately $16.1 million and issued 220,988 shares of our common stock with a value of approximately $1.6 million and approximately $1.4 million related to working capital adjustments subsequent to closing.

        This acquisition expanded our footprint in Minnesota making us the dominant data center services and infrastructure provider in the region. The acquisition also doubled our Cisco technology and services revenues, expanded our managed services portfolio with the addition of a data center infrastructure monitoring service, added an established security practice including product, services and consulting and doubled the size of our consulting services team. We have experienced operational synergies and efficiencies through the combined general and administrative corporate functions in 2012 and 2013. Our results for 2011 and 2012 reflect the addition of Midwave during the fourth quarter of 2011. Please see Note 2 to our financial statements for further information.

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

Executive Officers of the Registrant

        Set forth below are the names, ages and titles of the persons serving as our current executive officers:

Name	Age	Position
Paul F. Lidsky	60	President and Chief Executive Officer
Gregory T. Barnum	59	Vice President, Finance and Chief Financial Officer and Secretary
M. Shawn O'Grady	51	Chief Operating Officer
Denise M. Westenfield	50	Vice President, Controller and Chief Accounting Officer and Assistant Secretary

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

        Gregory T. Barnum became our Vice President, Finance and Chief Financial Officer in March 2006 and our Secretary in February 2013. From January 2006 until the time he became our executive officer, he was a member of our Board of Directors. Prior to joining us, he served as Vice President of Finance, Chief Financial Officer and Corporate Secretary of Computer Network Technology Corporation from 1997 until the company's acquisition by McData Corporation in 2005. Between 1992 and 1997, Mr. Barnum served as Senior Vice President of Finance and Administration, Chief Financial Officer and Corporate Secretary of Tricord Systems, Inc., an enterprise server manufacturer. Between 1988 and 1992, he was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Corporate Secretary of Cray Computer Corporation, a development stage company engaged in the design of supercomputers. Prior to that time, Mr. Barnum served in various accounting and financial management capacities for Cray Research, Inc., a manufacturer of supercomputers.

        M. Shawn O'Grady became our Executive Vice President, Field Operations in December 2009, upon our Incentra acquisition and was appointed as our Chief Operating Officer in November 2013. Prior to joining us, he served Incentra and its affiliates since 2005 in various executive positions, most recently, as its President and Chief Executive Officer. Incentra filed for bankruptcy protection in 2009 while Mr. O'Grady served as an officer. Prior to his employment with Incentra, Mr. O'Grady was employed by Siemens Business Services, the information technology services division of Siemens AG, since 2000 in various capacities including its Senior Vice President and Business Unit General Manager, Consulting and Integration.

        Denise M. Westenfield became our Vice President, Controller, Chief Accounting Officer and Assistant Secretary in February 2013. She joined Datalink in May 2000 as our Corporate Controller and has served us in that capacity since that time. From 1991 to 2000, Ms. Westenfield was employed by Cummins Inc., in its power generation division, most recently as its business controller. Between 1986 and 1991, Ms. Westenfield served in various accounting and financial management capacities for Honeywell Inc. in its Military Avionics Division.

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

        Our data center optimization portfolio is based on the virtualization of storage, computing, and network platforms within on-premises data centers. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with services-oriented, virtual data center and private cloud computing-based infrastructures. Although the use of virtualization technologies on servers has become broadly accepted for enterprise-level applications, the extent to which organizations will adopt virtualization across the data center and migrate to private cloud computing remains uncertain. Accordingly, as the market for our virtual data center and private cloud computing infrastructures matures and the scale of our business increases, the rate of growth in our infrastructure and services sales could be lower than those we have experienced in earlier periods. In addition, to the extent that our newer private cloud computing infrastructure solutions and services are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

If we cannot successfully execute on our strategy to market and deliver new services and solutions, our revenue and gross margin may suffer.

        Our long-term strategy is focused on meeting increased customer demand for integrated IT solutions by leveraging the portfolio of products we offer from leading manufacturers with our own highly customized and innovative services. Our product margins are subject to pricing pressure from our suppliers. In recent years, competition for market share has resulted in increased pricing pressure from these suppliers, reducing the overall profitability of the products we sell. To offset this decline in product margins, we added or enhanced many of our advanced services offerings in a major investment designed to provide a revenue and profit stream that is not affected by product sales or fulfillment. To successfully execute on this strategy, we need to continue to invest, sell, deliver and expand our services portfolio. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operation and financial results.

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

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products and early pay discounts. In addition, they have offered margin enhancement programs which provide enhanced discounts for particular products or new customer orders. These programs contributed to our profitability in 2013, 2012, and 2011. We cannot assure that these programs will continue or that the sales quotas for our participation will not increase, adversely affecting our ability to take advantage of the incentives. If for any reason, we cannot obtain the same benefits from incentive programs as in the past, it may significantly impact our profitability in the future.

We derive a significant percentage of our revenues from a small number of customers.

        In 2013, 2012, and 2011, we had no customers that accounted for 10% or more of our revenues. However, our top five customers collectively accounted for 10%, 11%, and 11% of our 2013, 2012, and 2011 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. Current economic conditions likely will continue to adversely affect the number of and size of large projects available for us. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

        Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many of whom have substantial experience in our industry and would be difficult to replace. Except for our President and Chief Executive Officer, Vice President, Finance and Chief Financial Officer, and Chief Operating Officer, we do not have employment agreements with our employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

Our data center services and web site may be subject to intentional disruption.

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

Our failure to protect the integrity and security of our customers' information and access to our customers' information systems could expose us to litigation, materially damage our reputation and harm our business, and the costs of preventing such a failure could adversely affect our results of operations.

        Our business involves the collection, processing and storage of our customers' confidential information. This sometimes requires us to receive direct access to our customers' information systems. We cannot be certain that our efforts to protect this confidential information and access will be successful. If any compromise of this information security were to occur, or if we fail to detect and appropriately respond to a significant data security breach, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely impact our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

Control by our existing shareholders could discourage the potential acquisition of our business.

        Currently, our executive officers and directors beneficially own approximately 13.9% of our outstanding common stock. Acting together, these insiders may be able to significantly impact the election of our Board of Directors and may have a significant impact on the outcome of all other matters requiring shareholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

Future finite-lived intangibles and goodwill impairment may unpredictably affect our financial results.

        We perform analyses of impairment to our finite-lived intangibles when a triggering event occurs and to our goodwill at least annually or when we believe there may be impairment. Future events could cause us to conclude that impairment indicators exist and that goodwill and/or the finite-lived intangibles associated with our acquired businesses are impaired. With the overall decline in the stock market, over the past several years, future potential decline in our stock price and the continued impact of the global economic downturn, it may become more likely that we would need to write down the carrying value of our assets and incur a current period charge to our earnings. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

        As of December 31, 2013, our other 29 leased locations (which house sales and technical staffs) are small-to-medium-sized offices throughout the United States with terms ending through 2019. Based on our present plans, we believe our current facilities will be adequate to meet our anticipated needs for at least the remaining terms of our respective leases.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$12.38	$8.50
Second Quarter	11.71	9.72
Third Quarter	14.07	10.99
Fourth Quarter	14.25	10.16
Year Ended December 31, 2012
First Quarter	$10.32	$8.21
Second Quarter	10.85	9.03
Third Quarter	9.52	7.33
Fourth Quarter	8.69	7.34

        On March 7, 2014, the closing price per share of our common stock was $15.22. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 7, 2014, there were approximately 106 holders of common stock, including record holders. However, we estimate that our shares are held by over 4,600 beneficial owners.

        We have paid no dividends on our common stock since our initial public offering in 1999. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2013, 2012, or 2011.

        On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and, together with StraTech, the "Sellers"). We purchased StraTech for an estimated purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $3.3 million, resulting from the preliminary estimated tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers. The issuance of such shares was exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated under Regulation D because, among other things such issuance does not involve a public offering and the shares were issued solely to an accredited investor.

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

Stock Performance Graph

        The graph below shows a comparison for the period commencing on December 31, 2008 and ending on December 31, 2013 of the annual percentage change in the cumulative total shareholder return for our common stock, assuming the investment of $100.00 on December 31, 2008, with the cumulative total shareholder returns for the NASDAQ Composite Index and the Russell 2000 Index, assuming the investment of $100.00 respectively on December 31, 2008. The shareholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of our common stock. Data for the NASDAQ Composite Index and the Russell 2000 Index assumes reinvestment of dividends. We have never declared or paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
Datalink Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Datalink Corporation	100.00	135.31	145.94	258.13	267.19	340.63
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. The statement of operations data for the years ended December 31, 2013, 2012, and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements included in this Annual Report. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010, and 2009 are derived from our audited financial statements not included in this Annual Report. We acquired StraTech in October 2012, Midwave in October 2011, Incentra in December 2009, and the networking solutions division of Cross in October 2009. They are included in our financial statements beginning on those dates.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$373,008	$319,041	$245,743	$180,424	$94,788
Service sales	221,176	172,161	134,284	113,255	83,294

Total net sales	594,184	491,202	380,027	293,679	178,082

Cost of sales:
Cost of product sales	291,671	248,286	188,384	140,984	71,303
Cost of services	168,655	130,890	100,978	83,951	60,343
Amortization of intangibles	—	—	1,053	1,108	—

Total cost of sales	460,326	379,176	290,415	226,043	131,646

Gross profit	133,858	112,026	89,612	67,636	46,436

Operating expenses:
Sales and marketing	60,842	48,553	38,723	32,353	21,408
General and administrative	20,729	18,227	15,468	14,092	11,943
Engineering	27,536	22,974	17,535	15,652	11,650
Other income(5)	—	—	(1,127)	(503)	—
Integration and transaction costs	95	359	454	581	1,043
Amortization of finite-lived intangibles(1)(2)(3)(4)	7,251	4,195	1,766	1,483	843

Total operating expenses	116,453	94,308	72,819	63,658	46,887

Earnings (loss) from operations	17,405	17,718	16,793	3,978	(451)
Loss on settlement related to StraTech acquisition	(611)	—	—	—	—
Interest income, net	76	59	50	14	94
Interest/other expense	(183)	(56)	(40)	—	(1)

Earnings (loss) before income taxes	16,687	17,721	16,803	3,992	(358)
Income tax expense	6,642	7,186	6,958	1,690	197

Net earnings (loss)	$10,045	$10,535	$9,845	$2,302	$(555)

Net earnings (loss) per common share:
Basic	$0.53	$0.62	$0.62	$0.18	$(0.04)
Diluted	$0.52	$0.60	$0.61	$0.18	$(0.04)
Weighted average shares outstanding:
Basic	19,078	17,114	15,803	12,801	12,550
Diluted	19,338	17,491	16,213	12,981	12,550

	As of December 31,
	2013	2012	2011	2010	2009(6)
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$76,085	$10,315	$22,433	$8,988	$15,631
Working capital	91,254	34,059	37,881	21,636	14,702
Total assets	433,108	370,393	277,951	176,072	153,978
Stockholders' equity	145,796	95,383	80,185	47,455	43,415

(1)
In October 2009, we completed our acquisition of the networking solutions division of Cross. We have included its results of operations beginning on the acquisition date. We recorded finite-lived intangibles, consisting of $67,000 for services agreement and $467,000 for certifications, which are amortized over their estimated lives of four years and two years, respectively.

(2)
In December 2009, we acquired the reseller business of Incentra. Therefore its results of operations are only included from the acquisition date forward. We recorded finite-lived intangibles, consisting of $263,000 of trademarks, $1.1 million of backlog and $3.8 million of customer relationships, which are amortized over their estimated lives of three years, one year and eight years, respectively. In 2009 and 2010, we incurred integration costs of $1.0 million and $581,000, respectively, in conjunction with the acquisition of Incentra's reseller business.

(3)
In October 2011, we acquired Midwave. Therefore its results of operations are only included from the acquisition date forward. We recorded finite-lived intangibles consisting of $478,000 of covenants not to compete, $1.1 million of order backlog and $5.1 million of customer relationships, which are amortized over their estimates lives of three years, three months and five years, respectively. In 2011, we incurred integration costs of $454,000 in conjunction with the acquisition of Midwave Corporation.

(4)
In October 2012, we acquired StraTech. Therefore its results of operations are only included from the acquisition date forward. We recorded finite-lived intangibles consisting of $15.9 million of customer relationships, which is amortized over its estimated life of five years. In 2012, we incurred integration costs of $359,000 in conjunction with the acquisition of StraTech.

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

(6)
Selected balance sheet data for 2009 has been updated for measurement period changes related to our Incentra acquisition. Due to the timing of the acquisition (closed December 2009), complexities and related integration we did not complete our final fair value assessment until late in 2010. Adjustments to provisional amounts during the measurement period, that were the result of information that existed as of the acquisition date, require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly, our 2009 balance sheet was adjusted to account for these changes. The changes resulted in a $523,000 reduction in goodwill and did not impact our statement of operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our financial statements and the related notes included in Item 8 of this Annual Report. The following information includes forward-looking statements, the realization of which may be affected by certain important factors discussed under "Risk Factors."

Overview

        We provide solutions and services that make data centers more efficient, manageable and responsive to changing business needs. Focused on midsize and large companies, we assess, design, deploy, and support infrastructures such as servers, storage and networks. We also resell hardware and software from the industry's leading OEMs as part of our customer offerings. Our portfolio of solutions and services spans four practices: consolidation and virtualization, data storage protection, advanced network infrastructures and business continuity and disaster recovery solutions. We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services.

        Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products. Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs. As of December 31, 2013, we have 36 locations, including both leased facilities and home offices, throughout the United States. We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

        The data center infrastructure solutions and services market is rapidly evolving and highly competitive. Our competition includes other independent storage, server and networking system integrators, high-end value-added resellers, distributors, consultants and the internal sales force of our suppliers. Our ability to hire and retain qualified outside sales representatives and engineers with enterprise-class information storage, server and networking experience is critical to effectively competing in the marketplace and achieving our growth strategies.

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

  •
  Expanding our consulting and professional services business.

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

  •
  Making significant investments in our Advanced Services portfolio and building a team to deliver those services to create a high-margin, product-independent revenue stream for the future.

        All of these plans have various challenges and risks associated with them, including those described under "Risk Factors" in this Annual Report.

Acquisitions

        We have completed acquisitions to grow our business in the past and we intend to continue to grow our business by select acquisitions. Our recent acquisitions are described below.

        Strategic Technologies, Inc.    On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and together with StraTech, the "Sellers"). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for an estimated purchase price of approximately

$11.9 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $3.3 million, resulting from the preliminary estimated tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers.

        Pursuant to the asset purchase agreement, Sellers were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers' good faith estimated net tangible assets as set forth in the asset purchase agreement. We initially recorded a receivable due from Sellers of approximately $4.2 million related to this payment at the acquisition date. The Sellers provided us with a "Notice of Disagreement," which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from Sellers of $936,000 and an increase in the purchase price for the same amount as reflected above.

        In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers was deemed to be uncollectible and written down to the estimated realizable value, which is the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. The results for 2013 include a $611,000 charge for the write-down of the account receivable due from the Sellers to the fair value of the stock on December 31, 2013 and reported as a non-operating expense on the statement of operations. Based on the value of our common stock on the date of the settlement agreement in January 2014, we will record a gain before tax of approximately $877,000 during the first quarter of 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

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

        On October 1, 2009, we acquired the networking solutions division of Minneapolis-based Cross Telecom ("Cross"), which qualified as a business combination. We completed an asset purchase of $2.0 million paid in cash. Simultaneously, Cross entered into an agreement with us to purchase at least $1.8 million of networking products and services from us over the next three years. Cross has agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. The agreement was entered into outside of the acquisition and was assigned no fair value. In September 2010 and 2011, the first and second years of the three-year agreement came to an end and there was a shortfall paid by Cross of $503,000 and $574,000, respectively, which was recorded as other income since we had assumed the revenue targets. In October 2011, we entered into an agreement with Cross to allow for an early buyout of the remaining year of the agreement for which Cross paid $553,000.

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

        Revenue Recognition.    We generally recognize software and hardware revenue upon shipment, installation and configuration services upon completion and customer support contracts ratably over the term of the contract. In the current year, we began recognizing revenue on certain new professional service contracts that include milestones using a proportional performance method of revenue recognition. Revenues from these fixed price professional service contracts are recognized as services are performed based on the achievement of specified milestones within the contracts and when the customer acknowledges that such criteria have been satisfied. We invoice our customer on these projects as agreed-upon project milestones are achieved and accepted by the customer. Please see Note 1 to our financial statements in Part II, Item 8 of this Annual Report for a more detailed description of our revenue recognition policy.

        Business Combinations.    We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. We allocate the fair value of the purchase price to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability. We classify any remaining fair value of the acquisition as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows we expect to generate with the acquired assets. We amortize certain identifiable, finite-lived intangible assets, such as service agreements, certifications, trademarks, order backlog and customer relationships, on a straight-line basis over the intangible asset's estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from three months to eight years. We do not amortize goodwill or other intangible assets we determine to have indefinite lives. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

        During 2012 and 2011, we applied business combination accounting to our acquisitions of StraTech and Midwave. See Note 2 to our financial statements included in Part II, Item 8 of this Annual Report for more information about the application of business combination accounting to these acquisitions.

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

Recent Accounting Pronouncements

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU No. 2013-11"). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a significant impact on our consolidated financial statements.

        In July 2012, the FASB issued an update to ASC 350: Testing Indefinite-Lived Intangible Assets for Impairment. This update states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350. Under the guidance in this update, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments to ASC 350 were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this update did not have a material impact on our financial statements.

Results of Operations

        Our sales increased $103.0 million or 21.0% to $594.2 million for 2013 as compared to 2012. Our gross profit increased $21.8 million or 19.5% to $133.9 million for 2013 as compared to 2012. Our earnings from operations decreased $313,000 or 1.8% to $17.4 million for 2013 as compared to 2012. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.5	77.2	76.4

Gross profit	22.5	22.8	23.6

Operating expenses:
Sales and marketing	10.2	9.9	10.2
General and administrative	3.5	3.7	4.1
Engineering	4.6	4.7	4.6
Other income	—	—	(0.3)
Integration costs	0.0	0.1	0.1
Amortization of intangibles	1.3	0.8	0.5

Total operating expenses	19.6	19.2	19.2

Operating earnings	2.9%	3.6%	4.4%

Comparison of 2013, 2012 and 2011

Sales, Gross Profit and Gross Profit Percentage:

        The following table shows, for the periods indicated, sales and gross profit information for our product and service sales.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Product sales	$373,008	$319,041	$245,743
Service sales	221,176	172,161	134,284
Product gross profit	$81,337	$70,755	$56,306
Service gross profit	52,521	41,271	33,306
Product gross profit as a percentage of product sales	21.8%	22.2%	22.9%
Service gross profit as a percentage of service sales	23.7%	24.0%	24.8%

        Sales.    Our product sales increased 16.9% in 2013 from 2012 up to $373.0 million and increased 29.8% in 2012 from 2011 up to $319.0 million. Our service sales, which include customer support, consulting and installation services, increased 28.5% in 2013 over 2012 to $221.2 million, and, increased 28.2% in 2012 over 2011 to $172.2 million. Our 2013 results for both product sales and service sales include a full year of revenue from the StraTech acquisition in late 2012. Our 2012 results for both product sales and service sales include revenues of approximately $13.4 million from the acquisition of StraTech. Our 2013 and 2012 results include a full year of revenue from the Midwave acquisition while our 2011 results for both product sale and service sales include revenues of approximately $13.0 million from the acquisition of Midwave.

        The increase in our product sales in 2013 as compared to 2012 and 2012 as compared to 2011, respectively, reflects the impact of our StraTech acquisition in October 2012, continued growth in our customer base including growth in customers with multi-million dollar accounts with us, and market acceptance of our ongoing strategy to service the complete data center, as evidenced by increases in our storage and networking product sales. Our storage, server and network sales have increased as part of our strategy to deliver data center hardware, software and services. Our more recent product sales continue to reflect our customers' closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses. We cannot assure that changes in customer spending or economic conditions will positively impact our future product revenues in 2014.

        The increase in our service sales in 2013 over 2012 included an increase in customer support contract sales of $36.2 million, or 26.0%, over 2012 and an increase in installation and configuration services of $12.8 million, or 39.3%, over 2012. Our service sales also increased in 2012 over 2011. The increase in our service sales in 2013 as compared to 2012 and 2012 as compared to 2011, respectively, reflects the impact of our StraTech acquisition in October 2012, accelerating momentum for our virtualized data center solutions, and major new services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings and new managed services for backup, monitoring, archiving, cloud backup and cloud enablement services to help companies analyze the impact of cloud deployments on their business. The increase in our service sales in 2012 over 2011 included an increase in customer support contract sales of $25.5 million, or 22.4%, over 2011 and an increase in installation and configuration services of $10.3 million, or 67.8%, over 2011.With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. Without sustainable growth in our product sales going forward, we expect that our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline.

        We had no single customer account for 10% or greater of either our product or service sales for the years 2013, 2012 or 2011. However, our top five customers collectively accounted for 10%, 11%, and 11% of our 2013, 2012, and 2011 revenues, respectively.

        Gross Profit.    Our total gross profit as a percentage of net sales was 22.5% in 2013, decreasing from 22.8% in 2012 and 23.6% in 2011.

        Product gross profit as a percentage of product sales was 21.8% in 2013 as compared to 22.2% in 2012 and 22.9% in 2011. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. The decrease in our product gross profit as a percentage of product sales in 2013 was due in part to lower gross margins across all of our hardware vendors and to a decrease in our storage revenues as a percentage of total revenues, which historically has carried higher gross margins. Our networking and server revenue stream increased to 20% of our total revenues in 2013, as compared with 17% in 2012. In addition, our customers are scrutinizing large storage purchases more than they have in the recent past, and we experienced reluctance from some of our vendors to assist with additional discounts in 2013. Our product gross profit as a percentage of product sales for 2012 over 2011 decreased primarily due to increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream. We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for 2014 will be between 21% and 23%.

        Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets. Achieving these targets contributed favorably to our product gross profit by $7.4 million (3% of product cost of sales), $6.9 million (3% of product cost of sales), and $5.8 million (3% of product cost of sales) in 2013, 2012, and 2011, respectively. These vendor programs constantly change and we negotiate them separately with each vendor. While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.

        Service gross profit as a percentage of service sales was 23.7% in 2013 as compared to 24.0% in 2012 and 24.8% in 2011. In 2013, 2012 and 2011 the decrease in our service gross profit is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers. In addition, we saw a continued increase in the sales of products on which we were not able to sell first call support. These sales generally carry lower gross margins. We estimate that our service gross margins for 2014 will continue to be between 23% and 25%.

        Our total gross profit for 2013, 2012 and 2011 includes amortization of intangibles of $0, $0, and $1.1 million, respectively, related to order backlog acquired in connection with our Midwave acquisition in 2011. These finite-lived intangible assets each have an estimated life of three months, and were each fully amortized in 2011.

Operating Expenses:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Sales and marketing	$60,842	$48,553	$38,723
General and administrative	20,729	18,227	15,468
Engineering	27,536	22,974	17,535
Other income	—	—	(1,127)
Integration and transaction costs	95	359	454
Amortization of intangibles	7,251	4,195	1,766

Total operating expenses	$116,453	$94,308	$72,819

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. We expense advertising costs as incurred. Sales and marketing expenses totaled $60.8 million, or 10.2% of net sales for 2013 as compared to $48.6 million, or 9.9% of net sales for 2012 and $38.7 million, or 10.2% of net sales for 2011. The increase in sales and marketing expenses in absolute dollars and as a percentage of sales for 2013 over 2012 and for 2012 over 2011 is due to an increase in our sales and marketing headcount from the StraTech acquisition and higher variable compensation and commissions, commensurate with the increase in sales for 2013. The decrease in sales and marketing expenses as a percentage of sales from 2012 to 2011, reflects the improvement in revenues per employee we have realized as part of our growth strategy. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $20.7 million, or 3.5% of net sales, as compared to $18.2 million, or 3.7% of net sales, for 2012, and $15.5 million, or 4.1% of net sales, for 2011. Our general and administrative expense increased $2.5 million in 2013, but decreased as a percentage of sales to 3.5% from 3.7% over the same period. Our general and administrative expenses increased $2.8 million in 2012 as compared to 2011, but as a percentage of net sales it decreased to 3.7% from 4.1% over the same period. The increase in general and administrative expenses for 2013 was primarily due to an increase of $925,000 in facility and depreciation expenses commensurate with the increase in fixed assets resulting from our acquisitions of Midwave in October 2011 and StraTech in October 2012 and an increase of $706,000 in outside services. The increase in general and administrative expenses for 2012 was primarily due to an increase of $717,000 in salary and benefit expenses commensurate with the increase in headcount, an increase of $583,000 in depreciation expenses commensurate with the increase in fixed assets resulting from our acquisitions of Midwave in October 2011 and StraTech in October 2012, and an increase of $451,000 in consulting expenses. The decrease in general and administrative expenses as a percentage of sales from 2013 to 2012 and 2012 to 2011, respectively, reflects the operational synergies and efficiencies we have begun to realize through combined general and administrative corporate functions in 2013 and 2012.

        Engineering.    Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $27.5 million, or 4.6% of net sales in 2013 compared to $23.0 million, or 4.7% of net sales in 2012 and $17.5 million, or 4.6% of net sales in 2011. Our engineering expense increased $4.5 million in 2013, but decreased as a percentage of sales to 4.6%

from 4.7% over the same period. The increase in engineering expenses in absolute dollars and as a percentage of net sales for 2013 over 2012 is primarily due to an increase in salaries, benefits and bonuses of $9.0 million and travel expenses of $894,000 commensurate with the increase in engineering headcount from our StraTech acquisition and an increase of $4.3 million in outside consulting services as a result of adding new products and services to address rising market acceptance of unified data centers. These increases were partially offset by an increase of $10.3 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales. The increase in engineering expenses in absolute dollars and as a percentage of net sales for 2012 over 2011 is primarily due to the StraTech acquisition, which increased engineering headcount by approximately 25% in the fourth quarter of 2012.

        Other Income.    For 2013, 2012 and 2011, we had other income of $0, $0, and $1.1 million, respectively. Our Cross acquisition included a reverse earn-out agreement, which required Cross to purchase at least $1.8 million of networking products and services from us over three years. Cross agreed to pay any shortfall between customer purchases and the guaranteed annual purchase amount. We believed that we would meet the revenue targets and accordingly, we determined that the reverse earn-out had no fair value at the date of this business combination or in any subsequent periods prior to the settlement date. At September 30, 2010 and 2011, as the first and second years of the three year reverse earn-out agreement came to an end, there was a shortfall between customer purchases and the guaranteed annual purchase of $574,000 and $503,000, respectively. Per the services agreement any shortfall between customer purchases and the guaranteed annual purchase amount would be payable by Cross at that time. Since we had assumed that the revenue targets would be met and the reverse earn-out had no fair value, the shortfall amounts of $574,000 and $503,000 represented a change in fair value of the acquisition date reverse earn-out and, in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations. In addition, in October 2011, we entered into an agreement with Cross to allow for an early buyout of the third year reverse earn-out agreement for which Cross paid $553,000. This early buyout also represented a change in fair value of the acquisition date and in accordance with ASC 805-30-35 was classified as other income within operating expenses on our statement of operations.

        Integration and Transaction Costs.    We had integration expenses of $95,000, $359,000 and $454,000 in 2013, 2012 and 2011, respectively. Integration expenses we incurred in 2013 and 2012 were related to the acquisition of StraTech in October 2012. In 2011, we incurred the majority of these expenses for the acquisition of Midwave in October 2011. Integration and transaction expenses in 2012 and 2011 for the StraTech and Midwave acquisitions included audit, legal and other outside consulting fees and expenses for our transition services agreements with former StraTech and Midwave employees.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $7.3 million, $4.2 million and $1.8 million in 2013, 2012 and 2011, respectively. Amortization of intangible assets increased in 2013, 2012 and 2011 due to the acquisitions of StraTech, Midwave, the networking solutions division of Cross and the Incentra reseller business. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years. We are amortizing these assets using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. The finite-lived intangibles we acquired in our 2009 acquisition of the networking solutions division of Cross consisted of a services agreement and certifications having estimated lives of four years and two years, respectively. The finite-lived intangibles we acquired in our Incentra reseller business acquisition consisted of trademarks, order backlog and customer relationships having estimated lives of three years, one year and eight years, respectively. We are amortizing the finite-lived intangible assets we acquired in our acquisitions of Midwave, the networking solutions division of Cross and the Incentra reseller business primarily using the straight line method. We expect amortization expense to be approximately $5.3 million in 2014.

        We perform an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2013, 2012, and 2011, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

Operating Earnings:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Earnings from operations	$17,405	$17,718	$16,793

        We realized earnings from operations of $17.4 million, $17.8 million, and $16.8 million in 2013, 2012, and 2011, respectively. Our earnings from operations in 2013, 2012, and 2011 are a result of our higher revenues and gross profits as we realized the benefits of our StraTech, Midwave and Incentra acquisitions and the implementation of our strategy to sell products and services to support the entire data center.

Income Taxes:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax expense	$6,642	$7,186	$6,958

        We had income tax expense of $6.6 million in 2013 which resulted in our estimated effective tax rate of 39.8%. We had income tax expense of $7.2 million in 2012 which resulted in our estimated effective tax rate of 40.6%. We had income tax expense of $7.0 million in 2011 which resulted in our estimated effective tax rate of 41%. As of December 31, 2013, we had no federal net operating carryforwards. As of December 31, 2013, 2012, and 2011, we had $820,000, $1.1 million and $1.7 million, respectively, of state net operating loss carryforwards to offset future state taxable income. These state tax carryforwards expire between 2014 and 2028. For 2013, we recorded approximately $885,000 of tax benefits to equity associated with the exercise of stock options. For 2012, we recorded approximately $780,600 of tax benefits to equity associated with the exercise of stock options. For 2011, we recorded approximately $449,500 of tax benefits to equity associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 42%.

Quarterly Results

        The following table sets forth our unaudited quarterly financial data for each quarter of 2013 and 2012. We have prepared this unaudited information on the same basis as our audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2013				2012
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$133,518	$147,779	$139,519	$173,368	$119,088	$120,042	$104,774	$147,298
Gross profit	29,833	33,561	29,805	40,659	27,326	28,033	24,012	32,655
Operating earnings	1,966	4,936	1,155	9,348	3,612	5,411	3,255	5,440
Net earnings	1,098	2,904	818	5,225	2,161	3,219	1,923	3,232

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

Liquidity and Capital Resources

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Total cash provided by (used in):
Operating activities	$15,270	$(1,184)	$13,325
Investing activities	(53,769)	(13,510)	(22,130)
Financing activities	53,055	6,062	18,764

Increase (decrease) in cash and cash equivalents	$14,556	$(8,632)	$9,959

        We finance our operations and capital requirements primarily through cash flows generated from operations. Our working capital was $91.3 million at December 31, 2013 as compared to $34.1 million at December 31, 2012. At December 31, 2013, our cash and cash equivalents balance was $24.9 million as compared to cash and cash equivalents of $10.3 million at December 31, 2012.

        Cash provided by operating activities for 2013 was $15.3 million. Cash provided by operating activities for 2013 was primarily impacted by:

  •
  Our net earnings for the year of $10.0 million.

  •
  A net $14.0 million increase in income taxes payable, partially offset by a $10.0 million decrease in deferred tax assets.

  •
  Non-cash charges of $7.3 million, $4.0 million and $2.1 million for amortization of intangibles, stock compensation expense and depreciation, respectively.

  •
  A net decrease of $12.9 million in accounts receivable, offset by increases in inventories, accounts payable and accrued expenses.

  •
  A net $7.6 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

        Cash used in operating activities for 2012 was $1.2 million. Cash used in operating activities for 2012 was primarily impacted by:

  •
  Our net earnings for the year of $10.5 million.

  •
  Non-cash charges of $4.2 million, $2.6 million and $1.6 million for amortization of intangibles, stock compensation expense and depreciation, respectively.

  •
  A net increase of $31.5 million in accounts receivable, reflecting our increase in revenues for the year, offset by increases in inventories, accounts payable and accrued expenses.

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

        Cash used in investing activities was $53.8 million in 2013. In 2013, our primary use of cash for investing activities was for the purchase of $51.0 million of trading securities and the purchase of $2.7 million of property and equipment. Cash used in investing activities was $13.5 million in 2012. In 2012, our primary use of cash for investing activities was to complete our October 2012 acquisition of StraTech. Cash used in investing activities was $22.1 million in 2011. In 2011, our primary use of cash for investing activities was to complete our October 2011 acquisition of Midwave. In addition, we invested a net amount of $3.5 million in short-term investments.

        We are planning for approximately $3.0 million of capital expenditures during 2014 primarily related to enhancements to our management information systems and upgraded computer equipment.

        Cash provided by financing activities was $53.1 million in 2013. This was primarily attributable to $39.0 million of proceeds from our August 2013 stock offering and proceeds of $20.0 million under our floor plan line of credit, partially offset by $6.0 million of net payments under our Prior Credit Agreement. On August 8, 2013, we entered into an underwriting agreement relating to the public offering of 3,300,000 shares of our common stock at a price to the public of $11.00 per share, less underwriting discounts. In addition, we granted the underwriters a 30-day option to purchase up to an additional 495,000 shares at $11.00 per share to cover over-allotments, if any. On August 14, 2013, we completed the offering of 3,795,000 shares of common stock at a price to the public of $11.00 per share. The number of shares sold in the offering includes the underwriters' full exercise of their over-allotment option. Cash provided by financing activities was $6.1 million in 2012, primarily due to $6.0 million of borrowings on our line of credit in 2012. Cash provided by financing activities was $18.8 million in 2011. In March 2011, we completed a public offering of 4,266,500 shares of common stock with a price to the public of $5.75 per share. We issued and sold 3,306,500 shares in the offering which resulted in $17.5 million in cash received by us.

        On July 17, 2013, we entered into a credit agreement with Castle Pines Capital LLC ("CPC"), an affiliate of Wells Fargo Bank, National Association. The credit agreement provides for a floor plan line of credit and a revolving facility in a maximum combined aggregate amount of $40 million. Borrowing under the revolving facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the floor plan line of credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC's ability to impose reserves in the future. The floor plan line of credit finances certain purchases of inventory by us from vendors approved by CPC and the revolving facility is used for working capital purposes and permitted acquisitions.

        The amounts outstanding under the revolving facility will bear interest at a per annum rate of 2.0% above Wells Fargo's one-month LIBOR rate (approximately 0.17% at December 31, 2013). Advances under the floor plan line of credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the combined facility, with usage including the sum of any advances under either the floor plan line of credit or the revolving facility. The combined facility and certain bank product obligations owed to Wells Fargo and CPC or its affiliates are secured by substantially all of our assets. The credit agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the credit agreement is terminated prior to that date.

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

        We had outstanding advances of $6.0 million on the prior credit agreement at December 31, 2012. At December 31, 2013, we had no outstanding advances on the prior credit agreement or the revolving facility, but had outstanding advances of $20.0 million on the floor plan line of credit related to the purchase of inventory from a vendor.

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

Contractual Obligations and Commitments

        As of December 31, 2013, our contractual cash obligations consist of future minimum lease payments due by period under non-cancelable operating leases and amounts due under our line of credit agreement as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$6,590	$2,164	$3,208	$1,218	$—
Sublease obligations	(34)	(34)	—	—	—

Net operating lease obligations	6,556	2,130	3,208	1,218	—
Amount due under line of credit agreement	19,977	19,977	—	—	—

Total	$26,533	$22,107	$3,208	$1,218	$—

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

        We periodically enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2013, we were not obligated to purchase any goods or services from our suppliers and no such losses existed.

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

        Interest rate risk.    As of December 31, 2013, we had $51.2 million in short-term investments and $20.0 million in short-term debt. The impact on the income before income taxes of a 1% change in short-term interest rates would be approximately $312,000 based on our short-term investments and short-term debt balances as of December 31, 2013.

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

        We have audited the accompanying balance sheets of Datalink Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Datalink Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 17, 2014

DATALINK CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$24,871	$10,315
Short term investments	51,214	—
Accounts receivable, net	131,246	144,780
Receivable due from seller of StraTech acquisition	—	3,307
Inventories, net	4,120	2,554
Current deferred customer support contract costs	89,304	87,052
Inventories shipped but not installed	16,000	8,784
Income tax receivable	—	2,430
Other current assets	1,279	852

Total current assets	318,034	260,074
Property and equipment, net	6,722	6,082
Goodwill	37,780	37,780
Finite-lived intangibles, net	13,509	20,760
Deferred customer support contract costs non-current	49,044	40,771
Deferred taxes	7,116	4,471
Long term lease receivable	510	—
Other assets	393	455

Total assets	$433,108	$370,393

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$—	$6,000
Floor plan line of credit	19,977	—
Accounts payable	61,296	84,716
Accrued commissions	7,133	8,531
Accrued sales and use taxes	2,067	3,489
Accrued expenses, other	8,033	6,027
Income tax payable	11,586	—
Deferred taxes	1,694	9,034
Customer deposits	4,240	2,894
Current deferred revenue from customer support contracts	110,567	105,167
Other current liabilities	187	157

Total current liabilities	226,780	226,015
Deferred revenue from customer support contracts non-current	59,576	48,167
Other liabilities non-current	956	828

Total liabilities	287,312	275,010

Commitments and contingencies (Notes 6, 7, and 8)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,785,422 and 18,726,723 shares issued and outstanding as of December 31, 2013 and 2012, respectively	23	19
Additional paid-in capital	111,239	70,875
Retained earnings	34,534	24,489

Total stockholders' equity	145,796	95,383

Total liabilities and stockholders' equity	$433,108	$370,393

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales:
Product sales	$373,008	$319,041	$245,743
Service sales	221,176	172,161	134,284

Total net sales	594,184	491,202	380,027
Cost of sales:
Cost of product sales	291,671	248,286	188,384
Cost of services	168,655	130,890	100,978
Amortization of intangibles	—	—	1,053

Total cost of sales	460,326	379,176	290,415

Gross profit	133,858	112,026	89,612
Operating expenses:
Sales and marketing	60,842	48,553	38,723
General and administrative	20,729	18,227	15,468
Engineering	27,536	22,974	17,535
Other income	—	—	(1,127)
Integration and transaction costs	95	359	454
Amortization of intangibles	7,251	4,195	1,766

Total operating expenses	116,453	94,308	72,819

Earnings from operations	17,405	17,718	16,793
Loss on settlement related to StraTech acquisition	(611)	—	—
Interest income	76	59	50
Interest/other expense, net	(183)	(56)	(40)

Net earnings before income taxes	16,687	17,721	16,803
Income tax expense	6,642	7,186	6,958

Net earnings	$10,045	$10,535	$9,845

Net earnings per common share:
Basic	$0.53	$0.62	$0.62
Diluted	$0.52	$0.60	$0.61
Weighted average common shares outstanding:
Basic	19,078	17,114	15,803
Diluted	19,338	17,491	16,213

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balances, December 31, 2010	13,570	14	43,332	4,109	47,455
Net earnings	—	—	—	9,845	9,845
Stock option and restricted stock expense	573	1	2,556	—	2,557
Excess tax benefit from stock compensation	—	—	450	—	450
Tax withholding payments reimbursed by restricted stock	(24)	—	(174)	—	(174)
Common shares issued under exercise of stock options	264	—	1,034	—	1,034
Issuance of common stock for Midwave acquisition	221	—	1,564	—	1,564
Issuance of common stock for secondary offering, net of offering costs	3,307	3	17,451	—	17,454

Balances, December 31, 2011	17,911	18	66,213	13,954	80,185
Net earnings	—	—	—	10,535	10,535
Stock option and restricted stock expense	578	1	2,575	—	2,576
Excess tax benefit from stock compensation	—	—	780	—	780
Tax withholding payments reimbursed by restricted stock	(127)	—	(1,065)	—	(1,065)
Common shares issued under exercise of stock options	95	—	347	—	347
Issuance of common stock for StraTech acquisition	270	—	2,025	—	2,025

Balances, December 31, 2012	18,727	19	70,875	24,489	95,383
Net earnings	—	—	—	10,045	10,045
Stock option and restricted stock expense	333	—	4,049	—	4,049
Excess tax benefit from stock compensation	—	—	885	—	885
Tax withholding payments reimbursed by restricted stock	(100)	—	(1,080)	—	(1,080)
Common shares issued under exercise of stock options	30	—	252	—	252
Issuance of common stock for secondary offering, net of offering costs	3,795	4	39,017	—	39,021
Stock receivable from settlement of StraTech acquisition	—	—	(2,647)	—	(2,647)
Measurement period adjustments for StraTech acquisition	—	—	(112)	—	(112)

Balances, December 31, 2013	22,785	$23	$111,239	$34,534	$145,796

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$10,045	$10,535	$9,845
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Change in fair value of short-term investments	(187)	—	—
Provision (benefit) for bad debts	115	(6)	84
Depreciation	2,102	1,627	1,045
Amortization of finite-lived intangibles	7,251	4,195	2,819
Loss on settlement related to StraTech acquisition	611	—	—
Deferred income taxes	(9,985)	262	374
Stock based compensation expense	4,049	2,576	2,557
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	12,909	(31,544)	(33,019)
Inventories	(8,782)	177	(2,114)
Deferred customer support contract costs/revenues, net	7,630	4,440	2,485
Accounts payable	(23,420)	2,943	25,610
Accrued expenses	(814)	4,629	3,605
Income tax receivable/payable, net	14,016	(2,025)	659
Other	(270)	1,007	(625)

Net cash provided by (used in) operating activities	15,270	(1,184)	13,325

Cash flows from investing activities:
Maturities of short term investments	—	1,192	6,492
Sales of short term investments	—	2,294	—
Purchase of short term investments	(51,027)	—	(9,978)
Purchases of property and equipment	(2,742)	(3,824)	(1,102)
Payment for acquisitions, net of cash acquired	—	(13,172)	(17,542)

Net cash used in investing activities	(53,769)	(13,510)	(22,130)

Cash flows from financing activities:
Proceeds from stock offering, net of offering costs	39,021	—	17,454
Net borrowings (payments) under line of credit	(6,000)	6,000	—
Proceeds from floor plan line of credit	19,977	—	—
Excess tax from stock compensation	885	780	450
Tax withholding payments reimbursed by restricted stock	(1,080)	(1,065)	(174)
Proceeds from issuance of common stock from option exercise	252	347	1,034

Net cash provided by financing activities	53,055	6,062	18,764

Increase (decrease) in cash and cash equivalents	14,556	(8,632)	9,959
Cash and cash equivalents, beginning of period	10,315	18,947	8,988

Cash and cash equivalents, end of period	$24,871	$10,315	$18,947

Supplementary cash flow information:
Cash paid for income taxes	$1,738	$8,191	$5,934
Cash received for income tax refunds	$11	$25	$469
Cash paid for interest expense	$154	$25	$—
Supplementary non-cash investing and financing activities:
Stock issued as consideration for acquisition	$—	$2,025	$1,564
Stock receivable for settlement of StraTech acquisition	$2,647	$—	$—
See Note 2 for non-cash information on our acquisitions

The accompanying notes are an integral part of these financial statements.

 DATALINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

  Description of Business:

        Datalink Corporation provides solutions and services that help make data centers more efficient, manageable and responsive to changing business needs. Focused on midsize and large companies, we help companies migrate from physical to virtual data centers, ensure data protection and optimize enterprise networks. We derive our revenues principally from designing, installing and supporting data center solutions. Our solutions and services span four practices: consolidation and virtualization of data center infrastructures; enhanced data protection; advanced network infrastructures; and business continuity and disaster recovery solutions. We are frequently engaged to consult and provide assistance in the installation of data center solutions and to provide support services subsequent to the installation.

  Recently Issued and Adopted Accounting Standard:

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU No. 2013-11"). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a significant impact on our consolidated financial statements.

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

        We recorded accounts receivable net of the reserve for doubtful accounts of $331,000 and $223,000 at December 31, 2013 and 2012, respectively.

  Concentration of Credit Risk:

        We had no customers that comprised more than 10% of our net sales in 2013, 2012 or 2011. However, our top five customers collectively accounted for 10%, 11%, and 11% of our 2013, 2012, and 2011 revenues, respectively.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. We reduced inventories for obsolete and slow moving reserves by $89,000 and $310,000 at December 31, 2013 and 2012, respectively.

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

	December 31,
	2013	2012
	(in thousands)
Property and equipment:
Construction in process	$725	$1,987
Leasehold improvements	2,443	1,950
Furniture and fixtures	2,482	2,479
Equipment	7,260	6,123
Computers and software	5,433	3,061

	18,343	15,600
Less accumulated depreciation and amortization	(11,621)	(9,518)

	$6,722	$6,082

  Goodwill:

        We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We have only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operations decision maker. Accordingly, we complete our goodwill impairment testing on this single reporting unit. Our measurement date is December 31st of each year.

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment. If there is an indication of possible impairment, we must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts. At each of December 31, 2013 and 2012, we determined that our goodwill was not impaired.

  Valuation of Long-Lived Assets:

        We perform an impairment test for finite-lived assets and other long-lived assets, such as property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2013 and 2012, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

  Stock Compensation Plans:

        We utilize the fair value method of accounting to account for share-based compensation awards. This requires us to measure and recognize in our statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. We use the Black-Scholes model to determine the fair value of share-based payment awards. Stock-based compensation expense was $4.0 million, $2.6 million and $2.6 million for 2013, 2012 and 2011, respectively.

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

  Uncertain Tax Positions:

        We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that we will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. We include interest and penalties for our tax contingencies in income tax expense. At December 31, 2013 and 2012, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

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

  Advertising Costs:

        Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs included in sales and marketing expense for 2013, 2012 and 2011 were $683,000, $559,000 and $728,000, respectively.

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

        In 2013, we began recognizing revenue on certain new professional service contracts that include milestones using a proportional performance method of revenue recognition. Revenues from these fixed price professional service contracts are recognized as services are performed based on the achievement of specified milestones within the contracts and when the customer acknowledges that such criteria have been satisfied. We invoice our customer on these projects as agreed-upon project milestones are achieved and accepted by the customer. We recognized approximately $1.2 million of services revenues under this method during 2013.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net earnings	$10,045	$10,535	$9,845

Basic:
Weighted average common shares outstanding	22,785	18,727	17,899
Weighted average common shares of non-vested stock	(3,707)	(1,613)	(2,096)

Shares used in the computation of basic net earnings per share	19,078	17,114	15,803

Net earnings per share—basic	$0.53	$0.62	$0.62

Diluted:
Shares used in the computation of basic net earnings per share	19,078	17,114	15,803
Employee and non-employee director stock options	8	60	87
Restricted stock that has not vested	252	317	323

Shares used in the computation of diluted net earnings per share	19,338	17,491	16,213

Net earnings per share—diluted	$0.52	$0.60	$0.61

        We excluded the following restricted stock grants that have not vested and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Non-vested common stock	61,000	9,000	128,000
Options to purchase shares of common stock	—	—	—

  Fair Value of Financial Instruments:

        Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability. We apply fair value measurements for both financial and nonfinancial assets and liabilities. We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of December 31, 2013.

        The fair value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, line of credit and accrued expenses, approximate cost because of their short maturities.

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

(In thousands)	Total at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
Cash and cash equivalents	$24,871	$24,871	$—	$—
Short-term investments	51,214	15,239	35,975	—

Total assets measured at fair value	$76,085	$40,110	$35,975	$—

At December 31, 2012:
Cash and cash equivalents	$10,315	$10,315	$—	$—

Total assets measured at fair value	$10,315	$10,315	$—	$—

2.     Acquisitions:

  Strategic Technologies, Inc.

        On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and, together with StraTech, the "Sellers"). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for a purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which is offset by a receivable due from the Sellers of approximately $3.3 million, resulting from the preliminary tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers.

        Pursuant to the asset purchase agreement, Sellers were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers' good faith estimated net tangible assets as set forth in the asset purchase agreement. We initially recorded a receivable due from Sellers of approximately $4.2 million related to this payment at the acquisition date. The Sellers provided us with a "Notice of Disagreement," which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from Sellers of $936,000 and an increase in the purchase price for the same amount as reflected above.

        We estimated the fair value of the assets acquired and liabilities assumed of StraTech primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. We based this approach upon our estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed. As of December 31, 2012, the fair value of the acquired assets was provisional as we had not yet finalized net working capital adjustments that are included within the "Notice of Disagreement" discussed above. The total purchase price has been allocated to StraTech's net tangible and identifiable intangible assets based on their estimated fair values as of October 4, 2012, and has been adjusted through the measurement period (up to one year from the acquisition date). Adjustments to provisional amounts during the measurement period that were the result of information that existed as of the acquisitions date require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly, our 2012 balance sheet has been retroactively adjusted to account for those changes. The changes did not impact our Statement of Operations.

        The following table summarizes the final allocation of the purchase price including measurement period adjustments:

(in thousands)
Assets acquired at their fair value:
Accounts receivable, net	$9,539
Deferred revenue costs	8,521
Equipment	432
Finite-lived intangibles	15,920
Goodwill	5,334
Other assets	628

Total assets acquired	40,374
Liabilities assumed at their fair value:
Accounts payable	17,599
Deferred revenue	10,289
Accrued expenses	567
Other liabilities	29

Total liabilities assumed	28,484

Net purchase price	$11,890

        The fair value of the assets acquired included a finite-lived intangible asset consisting of customer relationships that have an estimated life of five years and an indefinite-lived asset consisting of goodwill of approximately $5.0 million which will be deductible for tax purposes over a 15-year period. We are amortizing the finite-lived intangible asset we acquired in the StraTech acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill) because this acquisition expanded our market share and physical presence across the Eastern seaboard of the United States and allows us to diversify our product offerings from certain manufacturers and expand our high-margin professional and managed services business lines. We expect to experience operational synergies and efficiencies through combined general and administrative corporate functions.

        The following table provides a reconciliation of the net purchase price for StraTech as compared to the cash payment for purchase:

(in thousands)
Payment in cash for purchase	$13,172
Less receivable due from seller	(3,307)
Plus value of shares issued	2,025

Net purchase price	$11,890

        Integration costs for 2013 and 2012 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of StraTech. In addition, transaction costs for 2012 include legal, audit and other outside service fees necessary to complete our acquisition of StraTech, which were expensed. Total integration and transaction costs were $95,000 and $359,000 during 2013 and 2012, respectively.

        In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers was deemed to be uncollectible and written down to the estimated realizable value, which is the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. The results for 2013 include a $611,000 charge for the write-down of the account receivable due from the Sellers to the fair value of the stock on December 31, 2013 and reported as a non-operating expense on the statement of operations. Based on the value of our common stock on the date of the settlement agreement in January 2014, we will record a gain before tax of approximately $877,000 during the first quarter of 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

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

        The fair value of the assets acquired included finite-lived intangible assets, which consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively, and goodwill of approximately $9.3 million which will be deductible for tax purposes over a 15-year period. We paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill), because we believe this acquisition makes us the dominant data center services and infrastructure provider in Minnesota. We also believe this acquisition doubles our Cisco technology and services revenue, expands our managed services portfolio, adds an established security practice and doubles the size of our consulting services team. We have begun to realize operational synergies and efficiencies through combined general and administrative and corporate functions in 2012.

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

        Integration costs for 2011 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of Midwave. In addition, transaction costs for 2011 include legal, audit and other outside service fees necessary to complete our acquisition of Midwave, which were expensed. Total integration and transaction costs were $454,000 during 2011. We recognized no integration and transactions costs related to the Midwave acquisition during 2012 and 2013.

3.     Short Term Investments:

        The following table summarizes our short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Commercial paper	$35,979	5	9	$35,975
Corporate bonds	15,422	—	183	15,239

        Our $51.2 million of short term investments are comprised of commercial paper and corporate bonds with maturities within one year and interest rates ranging from 0.8% to 5.5%. As of December 31, 2012, we had no short-term investments.

4.     Intangibles:

        We had goodwill assets with a recorded value of $37.8 million as of December 31, 2013 and 2012, respectively. Goodwill activity is summarized as follows:

(in thousands)
January 1, 2012	$32,446
Additions	5,334

December 31, 2012 and 2013	$37,780

        We had finite-lived intangible assets with a net book value of $13.5 million and $20.8 million as of December 31, 2013 and 2012, respectively. The change in the net carrying amount of intangibles during 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning Balance	$20,760	$9,035
Recognized in connection with acquisitions	—	15,920
Amortization	(7,251)	(4,195)

Ending Balance	$13,509	$20,760

        Identified finite-lived intangible asset balances are summarized as follows:

		As of December 31, 2013			As of December 31, 2012
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	(15,743)	$13,390	$29,133	(8,665)	$20,468
Services agreement	4	67	(67)	—	67	(54)	13
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(359)	119	478	(199)	279
Trademarks	3	263	(263)	—	263	(263)	—
Order backlog	3 months- 1 year	2,162	(2,162)	—	2,162	(2,162)	—

Total identified intangible assets		$32,570	(19,061)	$13,509	$32,570	(11,810)	$20,760

        Amortization expense related to finite-lived intangible assets for 2013, 2012 and 2011 was $7.3 million, $4.2 million and $2.8 million, respectively. In 2013, amortization expense increased due a full year of amortization related to the StraTech acquisition in late 2012. The finite-lived intangible asset we acquired in the StraTech acquisition consisted of customer relationships having an estimated life of 5 years that we are amortizing over the useful life of the asset using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed. In 2011, amortization expense increased due to the acquisition of Midwave. The finite-lived intangibles we acquired in the Midwave acquisition consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. Expected amortization in each of the next five years is as follows:

(in thousands)
2014	$5,293
2015	3,963
2016	2,937
2017	1,316

$13,509

5.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2013	2012	2011
Tax expense at U.S. statutory rates	35.0%	35.0%	35.0%
State tax expense, net of federal tax effect	3.3	5.0	5.2
Meals and entertainment	1.7	1.0	1.0
Other	(0.2)	(0.4)	0.2

Effective tax rate	39.8%	40.6%	41.4%

        Net deferred tax assets (liabilities) consist of the following components as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$133	$97
Compensation accrual	2,350	1,685
Inventories	42	128
Deferred revenue	16,608	12,542
Net operating loss carryovers	50	65
Bonuses	1,932	1,360
Deferred rent	135	162
Tenant allowance	189	227
Intangibles	2,280	744
Other	73	22

Total deferred tax assets	23,792	17,032
Deferred income tax liabilities:
Prepaid expenses	(382)	(212)
Deferred costs	(14,916)	(17,581)
Deferred commission	(1,547)	(2,537)
Section 481(a) adjustment	(664)	(1,065)
Property and equipment	(861)	(200)

Total deferred tax liabilities	(18,370)	(21,595)

Net deferred income tax assets (liabilities)	$5,422	$(4,563)

        The deferred tax amounts above have been classified in the accompanying balance sheets as follows for 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Current deferred tax liability	$(1,694)	$(9,034)
Noncurrent deferred tax asset	7,116	4,471

Net deferred tax asset (liability)	$5,422	$(4,563)

        The tax expense for 2013 and 2012 consists of the following:

	Year Ended December 31,
	2013	2012
	(in thousands)
Current income tax expense:
United States federal	14,142	5,773
State and local	2,485	1,151

Current income tax expense	$16,627	$6,924

Deferred income tax (benefit) expense:
United States federal	(8,886)	162
State and local	(1,099)	100

Deferred income tax (benefit) expense	(9,985)	262

Income tax expense	$6,642	$7,186

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2013, we have no federal net operating carryforwards. As of December 31, 2013, we have state net operating loss carryforwards of approximately $820,000, which are available to offset future state taxable income. If not used, the state net operating loss carryforwards will expire between 2014 and 2028. For 2013 we recorded approximately $885,000 to equity for tax expenses associated with the exercise of stock options. For 2012 we recorded approximately $781,000 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 42%.

        The tax years 2008-2012 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

        Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership. We do not believe that an ownership change under Section 382 has occurred, and therefore, no such limitations exist.

6.     Lease Commitments:

        Our corporate headquarters including our principal technical and support services operations, are located in an office and warehouse facility in Eden Prairie, Minnesota. As of December 31, 2013, our

other 29 leased locations, housing sales and technical staff, are small to medium sized offices. We have regional hubs located in the Northeast, South, Mid Central, North Central and West.

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

        As of December 31, 2013, future minimum lease payments due under non-cancelable operating leases are as follows:

	Lease Obligations	Sublease Agreements	Net Lease Obligations
	(in thousands)
2014	$2,164	$(34)	$2,130
2015	1,448	—	1,448
2016	941	—	941
2017	819	—	819
Thereafter	1,218	—	1,218

	$6,590	$(34)	$6,556

        Total rent expense, net of sublease income of $34,000, $219,000 and $663,000 in 2013, 2012 and 2011, respectively, is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Rent expense	$3,062	$2,578	$2,601

7.     Employee Benefit Plan:

        We have a defined contribution retirement plan for eligible employees. Employees may contribute up to 60% of their pretax compensation to the 401(k) portion of the plan. Since April 2006, we have matched 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of our contributions to the 401(k) portion of the plan for 2013, 2012 and 2011 was $1.4 million, $1.1 million and $857,000, respectively.

8.     Line of Credit:

        On July 17, 2013, we entered into a credit agreement with Castle Pines Capital LLC ("CPC"), an affiliate of Wells Fargo Bank, National Association. The credit agreement provides for a floor plan line of credit and a revolving facility in a maximum combined aggregate amount of $40 million. Borrowing under the revolving facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the floor plan line of credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC's ability to impose reserves in the future. The floor plan line of credit finances certain purchases of inventory by us from vendors approved by CPC and the revolving facility is used for working capital purposes and permitted acquisitions.

        The amounts outstanding under the revolving facility will bear interest at a per annum rate of 2.0% above Wells Fargo's one-month LIBOR rate (approximately 0.17% at December 31, 2013). Advances under the floor plan line of credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the combined facility, with usage including the sum of any advances under either the floor plan line of credit or the revolving facility. The combined facility and certain bank product obligations owed to Wells Fargo and CPC or its affiliates are secured by substantially all of our assets. The credit agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the credit agreement is terminated prior to that date.

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

        We had outstanding advances of $6.0 million on the prior credit agreement at December 31, 2012. At December 31, 2013, we had no outstanding advances on the prior credit agreement or the revolving facility. Of the $40 million maximum borrowing amount available under the combined floor plan line of credit and revolving facility, we had outstanding advances of $20.0 million on the floor plan line of credit related to the purchase of inventory from a vendor.

9.     Stockholders' Equity:

  Common Stock Offering:

        On August 8, 2013, we entered into an underwriting agreement relating to the public offering of 3,300,000 shares of our common stock at a price to the public of $11.00 per share, less underwriting discounts. In addition, we granted the underwriters a 30-day option to purchase up to an additional 495,000 shares at $11.00 per share to cover over-allotments, if any. On August 14, 2013, we completed the offering of 3,795,000 shares of common stock at a price to the public of $11.00 per share. The number of shares sold in the offering includes the underwriters' full exercise of their over-allotment option. We received proceeds from the common stock sold by us, net of offering costs, of approximately $39.0 million.

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

  Stock Compensation Plans:

        In May 2011, our shareholders approved our 2011 Incentive Compensation Plan ("2011 Plan"). The 2011 plan replaced our existing 2009 Incentive Compensation Plan ("2009 Plan") and 2000 Director Stock Option Plan (the "Director Plan"), each of which terminated upon approval of the 2011 Plan on May 12, 2011. We reserved up to 750,000 initial shares of our common stock for possible issuance under the 2011 Plan and 303,943 shares remaining available for future grants under the 2009 Plan. Awards under the 2011 Plan may consist of options (non-qualified and incentive stock options), stock appreciation rights, or SARs, restricted stock units, performance units, dividend equivalents, annual incentive awards and other share-based awards as determined by our Compensation Committee. The terms and conditions of each award are set in an award agreement as determined by the Compensation Committee. As of December 31, 2013, there were 613,174 shares available for grant under the 2011 Plan.

  Time-based Restricted Stock Grants under our 2011 Plan:

        Under the 2011 Plan, eligible employees may be awarded shares of restricted stock. These shares generally vest three to four years after issuance, subject to continuous employment and certain other conditions. In 2013, 2012 and 2011, we issued 273,500, 279,428 and 140,000 shares, respectively, of time-based restricted stock to our executive management and certain other employees. Restricted shares are valued at the closing price of our stock on the date of grant and are expensed over the vesting period. Unrecognized compensation expense related to the non-vested stock grants was $3.4 million at December 31, 2013 and is expected to be recognized through October 2017. Compensation expense related to these restricted stock grants was $1.9 million in 2013, $910,000 in 2012 and $621,000 in 2011.

        In 2013, 2012 and 2011, we issued 36,000, 36,000 and 36,607 shares of common stock to members of the Board of Directors, respectively. Our non-employee directors receive 6,000 shares of restricted stock for their Board service. We issue the annual restricted stock grants on June 30 of each year and they vest one-quarter upon issuance and one-quarter on the following September 30, December 31, and March 31, respectively, provided that the director is still a member of the Board on that date. As of December 31, 2013, 9,000 shares of the 2013 restricted stock grant were not vested. The 2012 and 2011 awards to our directors have all vested. For 2013, 2012 and 2011, total compensation expense for these awards was approximately $424,000 $323,000 and $260,000, respectively.

  Performance-based Restricted Stock Grants under our 2011 Plan, 2009 Plan and Director Plan:

        Under the 2011 Plan, we are able to grant performance-based awards of restricted stock to our employees. The purpose of the performance-based grants is to retain key employees and to align key management with shareholders' interests.

        On December 23, 2013, we awarded 171,408 shares of restricted stock pursuant to our 2011 Plan to executive management. These shares vest as follows: two-thirds if we achieve 150% of the non-GAAP operating income target of $32.3 million for 2014, with such percentages adjusted according to the matrix approved by our compensation committee during the December 23, 2013 meeting (one-third of this subtotal will vest upon announcement of the non-GAAP operating income target, one-third will vest on the first anniversary of the announcement, and the last third of this subtotal will vest on the second anniversary of the announcement); one-third time-based vesting (one-third of this subtotal on the first anniversary of the grant date, one-third of this subtotal on the second anniversary of the grant date, and the last third of this subtotal on the third anniversary of the grant date), provided that the individual remains employed by us on these vesting dates. The total fair value of the shares that have not vested under this award is $1.9 million, comprised of $633,000 for the time-based awards and $1.3 million for the performance-based awards. We are amortizing the $633,000 fair value of the time-based shares that have not vested as follows: (1) $211,000 through the first anniversary of the grant date (2) $211,000 over the two-year vesting period and (3) $211,000 over the three-year vesting period. For the performance-based shares, we are only subjecting the portion that will be attained if the Company achieves 100% of non-GAAP operating income during 2014 to amortization, as this is the Company's best estimate of 2014 non-GAAP operating results as of December 31, 2013. The corresponding fair value of the performance-based shares executive management will receive if the Company achieves 100% of non-GAAP operating income during 2014 is $633,000 and will vest as follows: (1) $211,000 over the 14-month period for the achievement of the performance objectives and remaining employed by us through the announcement of 2014 financial results, (2) $211,000 over the two-year vesting period (3) $211,000 over the three-year vesting period. Unrecognized compensation expense related to both the performance-based and time-based restricted stock grants in this award was $1.9 million at December 31, 2013 and is expected to be recognized through February 2017. Compensation expense related to these restricted stock grants was $15,000 for the year ended December 31, 2013.

        On March 11, 2013, we awarded 36,000 shares of restricted stock pursuant to our 2011 Plan to certain managers. The restricted stock vests as follows: (1) fifty percent upon the achievement of our income or gross profit objectives for 2013 and remaining employed by us through December 31, 2014, (2) twenty five percent upon the second grant anniversary date (3) 12.5 percent upon the third grant anniversary date and (4) 12.5 percent upon the fourth grant anniversary date. We are amortizing the $382,000 fair value of the shares that have not vested as follows: (1) $191,000 over the 22-month period for the achievement of the performance objectives and remaining employed by us through December 31, 2014, (2) $95,000 over the two-year vesting period (3) $48,000 over the three-year vesting period and (4) $48,000 over the four-year vesting period. Unrecognized compensation expense related to the restricted stock grants was $238,000 at December 31, 2013 and is expected to be recognized through March 2017. Compensation expense related to these restricted stock grants was $144,000 for the year ended December 31, 2013.

        On December 4, 2012, we awarded approximately 163,000 shares of restricted stock pursuant to our 2011 Plan to executive management. The restricted stock vests as follows: (1) fifty percent upon the achievement of our predetermined earnings from operations objective for 2013 as approved by our Board of Directors and assuming the individual employee remains employed by us through December 31, 2014, (2) twenty five percent upon the second grant anniversary date, (3) 12.5 percent upon the third grant anniversary date and (4) 12.5 percent upon the fourth grant anniversary date. We are amortizing the $1.4 million fair value of the shares that have not vested as follows: (1) $680,000 over a 25-month period for the achievement of the performance objectives and assuming the individual employee remains employed by us through December 31, 2014, (2) $340,000 over the two-year vesting period, (3) $170,000 over the three-year vesting period and (4) $170,000 over the four-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $618,000 at December 31, 2013 and is expected to be recognized through November 2016. Compensation expense related to these restricted stock grants was $532,000 and $51,000 for the year ended December 31, 2013 and 2012, respectively.

        On October 4, 2012, we awarded 45,000 shares of restricted stock pursuant to our 2011 Plan to certain managers. The restricted stock vests as follows: (1) fifty percent upon the achievement of our income or gross profit objectives for 2012 and having remained employed by us through the announcement of the 2012 financial results, (2) twenty five percent upon the second grant anniversary date and (3) twenty five percent upon the third grant anniversary date. We are amortizing the $386,000 fair value of the shares that have not vested as follows: (1) $198,000 over the 4.5-month period for the achievement of the performance objectives and having remained employed by us through the announcement of 2012 financial results, (2) $99,000 over the two-year vesting period and (3) $99,000 over the three-year vesting period. Unrecognized compensation expense related to the restricted stock grants was $93,000 at December 31, 2013 and is expected to be recognized through September 2015. Compensation expense related to these restricted stock grants was $80,000 and $20,000 for the year ended December 31, 2013 and 2012, respectively.

        On February 22, 2012, we awarded approximately 173,000 shares of restricted stock pursuant to our 2011 Plan to certain members of our executive management team. The restricted stock vests as follows: (1) fifty percent upon the achievement of our predetermined earnings from operations objective for 2012 as approved by our Board of Directors and assuming the individual employee remained employed by us through December 31, 2013, (2) twenty five percent upon the second grant anniversary date and (3) twenty five percent upon the third grant anniversary date, provided in each case the individual is employed with us on each vesting date. We are amortizing the $1.5 million fair value of the shares that have not vested as follows: (1) $750,000 over the 22.5-month period for the achievement of the performance objectives and assuming the individual employee remained employed by us through December 31, 2013, (2) $375,000 over the two-year vesting period and (3) $375,000 over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $128,000 at December 31, 2013 and is expected to be recognized through February 2015. Compensation expense related to these restricted stock grants was $191,000 and $286,000 for the year ended December 31, 2013 and 2012, respectively.

        On July 17, 2011, we awarded 215,000 shares of restricted stock pursuant to our 2011 Plan to certain managers. The restricted stock vests as follows: (1) 39,000 upon the achievement of our income or gross profit objectives for 2011, (2) 88,000 upon the second grant anniversary date and (3) 88,000 upon the third grant anniversary date. We are amortizing the $1.6 million fair value of the restricted shares that have not vested as follows: (1) $292,000 over a 6-month vesting period for the achievement of the performance objectives, (2) $658,000 over the two-year vesting period and (3) $658,000 over the three-year vesting period. Unrecognized compensation expense related to the restricted stock grants was $85,000 at December 31, 2013 and is expected to be recognized through June 2014. Compensation expense related to these restricted stock grants was $297,000, $309,000 and $566,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        On January 17, 2011, we awarded 209,000 shares of restricted stock pursuant to our 2011 Plan to executive management. The restricted stock vests as follows: (1) 104,500 shares upon the achievement of our predetermined earnings from operations objective for 2011 as approved by our Board of Directors and assuming the individual employee remained employed by us through December 31, 2013, (2) 52,250 upon the second grant anniversary date and (3) 52,250 upon the third grant anniversary date. We are amortizing the $1.2 million fair value of the restricted stock as follows: (1) $612,000 over a 12 month vesting period for the achievement of the performance objectives, (2) $306,000 over the two-year vesting period and (3) $306,000 over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $12,800 at December 31, 2013 and is expected to be recognized through January 2014. Compensation expense related to these restricted stock grants was $313,000, $459,000 and $440,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        On August 17, 2010, we awarded 25,000 shares of restricted stock pursuant to our 2009 Plan to managers and certain employees. The grants vest upon the achievement of an on-time and on-budget implementation of the new enterprise resource planning ("ERP") system. In addition, the individual employee must have remained employed by us through February 1, 2012. We are amortizing the $85,000 fair value of the restricted stock on the date of grant ratably over the eighteen-month vesting period in accordance with specific vesting terms. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2013. For 2012 and 2011, compensation expense related to these restricted stock grants was $(56,000) and $53,000, respectively.

        On August 17, 2010, we awarded 42,307 shares of restricted stock pursuant to our 2009 Plan to executive management. The grants vested upon our achievement of the predetermined earnings from operations objective for the second-half of 2010 as approved by our Board of Directors. In addition, the individual must have remained employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $144,000 fair value of the restricted stock over the eighteen-month vesting period in accordance with specified vesting terms. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2013 and 2012. For 2011, compensation expense related to these restricted stock grants was $102,000.

        On February 2, 2010, we awarded 25,000 shares of restricted stock pursuant to our 2009 Plan to senior management and managers. The grants vested upon our achievement of the predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must have remained employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $112,000 fair value of the restricted stock over a two-year period that began on January 1, 2010. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2013 and 2012. For 2011, compensation expense related to these restricted stock grants was $(34,000).

        On December 14, 2009, we awarded 201,250 shares of restricted stock pursuant to our 2009 Plan to senior management and managers. The grants vested upon our achievement of the predetermined earnings from operations objective for 2010 as approved by our Board of Directors. In addition, the individual employee must have remained employed by us through December 31, 2011. As of December 31, 2011, all of these awards are fully vested. We amortized the $767,000 fair value of the restricted stock over a two-year period that began on January 1, 2010. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2013 and 2012. For 2011, compensation expense related to these restricted stock grants was $316,000.

        The following table summarizes our restricted stock activity for the periods indicated below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2011	647,058	$4.04
Granted	564,000	$7.12
Shares vested	(75,000)	$3.88
Shares cancelled	(57,000)	$5.26

Restricted stock at January 1, 2012	1,079,058	$5.60
Granted	663,843	$8.58
Shares vested	(385,808)	$5.66
Shares cancelled	(109,425)	$7.12

Restricted stock at January 1, 2013	1,247,668	$7.47
Granted	480,908	$11.21
Shares vested	(316,000)	$5.84
Shares cancelled	(231,061)	$8.83

Restricted stock at December 31, 2013	1,181,515	$9.17

  Stock Options:

        We had no stock option grants in 2013, 2012 or 2011.

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

        Total stock-based compensation expense related to stock options was $134,000 and $242,000 and $264,000 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 there were no unrecognized stock-based compensation expense related to stock options.

        The following table summarizes activity under our stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2010	1,037,711	$1.44 - $9,81	$4.10
Options granted	—	—	$—
Options exercised	(263,564)	$1.44 - 8.44	$3.88
Options cancelled	(106,765)	$3.46 - 9.81	$8.09

Balance, December 31, 2011	667,382	$1.44 - $5.21	$3.52
Options granted	—	—	$—
Options exercised	(95,092)	$1.44 - $4.36	$3.66
Options cancelled	(4,250)	$3.71 - $4.36	$4.06

Balance, December 31, 2012	568,040	$1.80 - $5.21	$3.49
Options granted	—	—	$—
Options exercised	(77,738)	$1.80 - $5.00	$3.23
Options cancelled	(4,518)	$3.32 - $3.85	$3.43

Balance, December 31, 2013	485,784	$1.80 - $5.00	$3.54

Options exercisable as of December 31, 2011	436,827	$1.44 - $5.21	$3.58
Options exercisable as of December 31, 2012	455,540	$1.80 - $5.21	$3.49
Options exercisable as of December 31, 2013	485,784	$2.68 - $5.21	$3.54

        The weighted average remaining contractual life of options outstanding at December 31, 2013 was 5.34 years. At December 31, 2013, 2012 and 2011, respectively, the aggregate intrinsic value of options outstanding and exercisable was $3,577,239, $2,316,414 and $2,692,302. Total intrinsic value of options exercised was $568,335, $563,405, and $988,986 for 2013, 2012 and 2011, respectively.

10.   Lease Receivables:

        We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our balance sheet and are due in installments over the lives of the leases. Cash received and applied against this receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows. Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method. The present value of net investment in sales-type lease receivables of $1.3 million and $1.0 million at December 31, 2013 and 2012, respectively, is reflected net of unearned income of $57,000 and $60,000 at December 31, 2013 and 2012, respectively. As of December 31, 2013, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
2014	866
2015	444
2016	66

1,376
Less: Current portion	(866)

Long-term sales-type lease receivable	$510

        Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At December 31, 2013, there were no amounts past due related to lease receivables.

11.   Commitments and Contingencies:

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

12.   Quarterly Financial Information (unaudited):

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2013
Net sales	$133,518	$147,779	$139,519	$173,368
Gross profit	29,833	33,561	29,805	40,659
Operating earnings	1,966	4,936	1,155	9,348
Net earnings	1,098	2,904	818	5,225
Net earnings per share—basic	0.07	0.17	0.05	0.24
Net earnings per share—diluted	0.07	0.16	0.05	0.24

	March 31	June 30	Sep 30	Dec 31
	(in thousands, except per share data)
2012
Net sales	$119,088	$120,042	$104,774	$147,298
Gross profit	27,326	28,033	24,012	32,655
Operating earnings	3,612	5,411	3,255	5,440
Net earnings	2,161	3,219	1,923	3,232
Net earnings per share—basic	0.13	0.19	0.11	0.19
Net earnings per share—diluted	0.12	0.18	0.11	0.18

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2011
Net sales	$85,694	$89,481	$90,140	$114,712
Gross profit	20,755	21,679	21,240	25,938
Operating earnings	3,000	4,379	4,859	4,555
Net earnings	1,748	2,697	2,793	2,607
Net earnings per share—basic	0.13	0.16	0.17	0.16
Net earnings per share—diluted	0.12	0.16	0.16	0.15

13.   Subsequent Events:

        None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2013 to ensure that information we are required to disclose in reports that we file or submit is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchange Commission rules and forms.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

        Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        McGladrey LLP, the independent registered accounting firm who audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as described in their report on the next page.

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

        We have audited Datalink Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Datalink Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Datalink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Datalink Corporation as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 17, 2014

Item 9B.    Other Information.

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information contained in Part I, Item 1 of this Annual Report under the heading "Executive Officers," as well as under "Election of Directors," "Executive Compensation—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2014 annual meeting of shareholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K (the "2014 Proxy Statement") is incorporated herein by reference.

        We have adopted a code of ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics by the filing current reports on Form 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under "Executive Compensation" and "Director Compensation" in our 2014 Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under "Outstanding Voting Securities and Voting Rights" and "Equity Compensation Plan Information at Fiscal Year Ended December 31, 2013" in our 2014 Proxy Statement herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We incorporate the information required by this section by reference from the information set forth under "Transactions with Related Parties" and "Corporate Governance" in our 2014 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information set forth under "Auditing Matters" in our 2014 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  We are filing the following documents as part of this Form 10-K report:

  1.
  Financial Statements

    Reference is made to the Financial Statements of Datalink Corporation, in Part II, Item 8 of this Annual Report.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for 2013, 2012 and 2011 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2013	$222,860	$115,354	$7,525	$330,689
	2012	282,196	—	59,336	222,860
	2011	203,526	84,515	5,845	282,196
Allowance for Inventory Obsolescence	2013	$309,501	$151,986	$372,411	$89,076
	2012	416,370	445,453	552,322	309,501
	2011	105,191	374,264	63,085	416,370

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

DATALINK CORPORATION

Date: March 17, 2014
	By:	/s/ PAUL F. LIDSKY Paul F. Lidsky, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President, Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL F. LIDSKY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
/s/ GREGORY T. BARNUM	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 17, 2014
/s/ DENISE M. WESTENFIELD	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2014
/s/ JAMES E. OUSLEY	Chairman of the Board and Director	March 17, 2014
/s/ BRENT G. BLACKEY	Director	March 17, 2014
/s/ MARGARET A. LOFTUS	Director	March 17, 2014
/s/ GREG R. MELAND	Director	March 17, 2014
/s/ J. PATRICK O'HALLORAN	Director	March 17, 2014
/s/ ROBERT M. PRICE	Director	March 17, 2014

 EXHIBIT INDEX

Exhibit Number		Title	Method of Filing
2.1		Agreement and Plan of Merger dated January 30, 2007, by and among Datalink Corporation, Datalink Acquisition, LLC, Midrange Computer Solutions, Inc., Dan Kalin, Michael Spindler, Wayne Szczepanski and Lodi Vercelli	8
2.2		Asset Purchase Agreement dated December 17, 2009, by and between Datalink Corporation and Incentra, LLC	11
2.3		Asset Purchase Agreement dated October 3, 2011, by and among Datalink Corporation, MV Sub, Inc., Midwave Corporation, James D. Leslie, individually and in his capacity as sellers agent, and Robert S. Krocak	25
2.4		Asset Purchase Agreement dated October 2, 2012, by and among Datalink Corporation, STI Acquisition Corp., Strategic Technologies, Inc. and Midas Medici Group Holdings, Inc.	29
3.1		Amended and Restated Articles of Incorporation of the Company	14
3.2		Amended and Restated Bylaws of the Company	16
4.1		Form of Common Stock Certificate	13
10.1		Form of Indemnification Agreement	1
10.2	*	2009 Incentive Compensation Plan, as amended May 13, 2010	12
10.3		Building Lease dated April 27, 2001, with Hoyt/DTLK LLC	15
10.4	*	Change of Control Severance Agreement	2
10.5		Sublease Agreement dated December 9, 2004, with Checkpoint Security, Inc.	4
10.6		Vacant Land Purchase Agreement	5
10.7	*	Correction to Restricted Stock Award Agreements dated August 13, 2004	6
10.8	*	Employment Agreement dated March 14, 2006, with Gregory T. Barnum	7
10.9	*	Employment Agreement dated July 20, 2009, as amended, with Paul F. Lidsky	9
10.10	*	Employment Agreement dated December 17, 2009, with M. Shawn O'Grady	10
10.11	*	2011 Incentive Compensation Plan	18
10.12	*	Form of Restricted Stock Award Agreement for Directors	19
10.13	*	Form of Restricted Stock Award Agreement for Employees	20
10.14	*	Form of Incentive Stock Option Agreement	21
10.15	*	Form of Non-Qualified Stock Option Agreement	22
10.16		Standard Form Industrial Building Lease dated June 24, 2011, with Golden Triangle Tech Center Investors, LLC	23
10.17		Lease Termination Agreement dated October 4, 2011, with Golden Triangle Tech Center Investors, LLC	24
10.18		Lease dated August 9, 2010, with IRET Properties	30
10.19		First Amendment to Lease dated December 20, 2010, with IRET Properties	31
10.20		Credit Agreement by and between Datalink Corporation and Castle Pines Capital LLC dated as of July 17, 2013	28
14.1		Code of Ethics	3
23.1		Consent of McGladrey LLP	Filed herewith
31.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Title	Method of Filing
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

23)
Incorporated by reference to exhibit 10.2 in our Form 10-Q for the period ended September 30, 2011, filed November 10, 2011 (File No. 0-29758).

24)
Incorporated by reference to exhibit 2.1 in our Form 8-K, filed on October 3, 2011 (File No. 0-29758).

25)
Incorporated by reference to exhibit 2.1 in our Form 8-K, filed on October 4, 2012 (File No. 000-29758).

26)
Incorporated by reference to exhibit 10.18 in our Form 10-K filed on March 15, 2012 (File No. 000-29758).

27)
Incorporated by reference to exhibit 10.19 in our Form 10-K filed on March 15, 2012 (File No. 000-29758).

28)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on July 18, 2013 (File No. 000-29758).

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
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
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
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
SIGNATURES
EXHIBIT INDEX