Form 10-Q
period 2014-03-31
DATALINK CORP
filed 2014-05-09
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2014

or

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

As of May 7, 2014, 22,493,992 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$35,460	$24,871
Short-term investments	36,147	51,214
Accounts receivable, net	98,047	131,246
Inventories, net	2,341	4,120
Current deferred customer support contract costs	92,075	89,304
Inventories shipped but not installed	11,647	16,000
Income tax receivable	1,608	—
Other current assets	1,784	1,279
Total current assets	279,109	318,034
Property and equipment, net	6,562	6,722
Goodwill	37,780	37,780
Finite-lived intangibles, net	12,093	13,509
Deferred customer support contract costs, non-current	49,615	49,044
Deferred tax asset	6,800	7,116
Long-term lease receivable	2,264	510
Other assets	684	393
Total assets	$394,907	$433,108

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$14,124	$19,977
Accounts payable	40,158	61,296
Accrued commissions	4,838	7,133
Accrued sales and use tax	1,547	2,067
Accrued expenses, other	4,836	8,033
Income tax payable	—	11,586
Deferred taxes	1,694	1,694
Customer deposits	4,674	4,240
Current deferred revenue from customer support contracts	113,977	110,567
Other current liabilities	603	187
Total current liabilities	186,451	226,780
Deferred revenue from customer support contracts, non-current	60,119	59,576
Long-term lease payable	1,902	—
Other liabilities, non-current	608	956
Total liabilities	249,080	287,312

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,490,892 and 22,785,422 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	22	23
Additional paid-in capital	110,970	111,239
Retained earnings	34,835	34,534
Total stockholders’ equity	145,827	145,796
Total liabilities and stockholders’ equity	$394,907	$433,108

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales:
Products	$83,195	$84,422
Services	56,340	49,096
Total net sales	139,535	133,518
Cost of sales:
Cost of products	66,770	66,065
Cost of services	43,283	37,620
Total cost of sales	110,053	103,685
Gross profit	29,482	29,833
Operating expenses:
Sales and marketing	15,664	13,208
General and administrative	5,301	5,642
Engineering	7,514	6,987
Integration and transaction costs	—	48
Amortization of intangibles	1,416	1,982
Total operating expenses	29,895	27,867
Earnings (loss) from operations	(413)	1,966
Other income (expense):
Gain on settlement related to StraTech acquisition	876	—
Interest income	48	16
Interest expense	(29)	(116)
Earnings before income taxes	482	1,866
Income tax expense	181	768
Net earnings	$301	$1,098

Earnings per common share:
Basic	$0.01	$0.06
Diluted	0.01	0.06
Weighted average common shares outstanding:
Basic	21,537	17,532
Diluted	22,009	17,927

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$301	$1,098
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Change in fair value of short-term investments	17	—
Provision (benefit) for bad debts	(23)	8
Depreciation	574	487
Amortization of finite-lived intangibles	1,416	1,982
Gain on settlement related to StraTech acquisition	(876)	—
Deferred income taxes	316	175
Stock-based compensation expense	984	941
Changes in operating assets and liabilities:
Accounts receivable, net and leases receivable	31,468	16,202
Inventories	6,132	(4,492)
Deferred costs/revenues/customer deposits, net	1,045	2,178
Accounts payable and leases payable	(19,236)	(20,495)
Accrued expenses	(6,012)	(3,584)
Income tax receivable	(1,608)	153
Income tax payable	(11,586)	—
Other	(728)	(549)
Net cash provided by (used in) operating activities	2,184	(5,896)

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	15,050	—
Purchases of property and equipment	(414)	(973)
Net cash provided by (used in) investing activities	14,636	(973)

Cash flows from financing activities:
Net borrowings under line of credit	—	2,000
Net payments under floor plan line of credit	(5,853)	—
Excess tax from stock compensation	340	277
Proceeds from issuance of common stock from option exercise	77	176
Tax withholding payments reimbursed by restricted stock	(795)	(244)
Net cash provided by (used in) financing activities	$(6,231)	$2,209

Increase (decrease) in cash and cash equivalents	10,589	(4,660)
Cash and cash equivalents, beginning of period	24,871	10,315
Cash and cash equivalents, end of period	$35,460	$5,655

Supplementary cash flow information:
Cash paid for income taxes	$12,718	$175
Cash paid for interest expense	3	88

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes to Financial Statements

(Unaudited)

1.             Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in our 2013 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in our 2013 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (‘‘ASU No. 2013-11’’). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a significant impact on our consolidated financial statements.

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

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share data)
Net earnings	$301	$1,098

Basic:
Weighted average common shares outstanding	22,491	18,690
Weighted average common shares of restricted stock that has not vested	(954)	(1,158)
Shares used in the computation of basic net earnings per share	21,537	17,532
Net earnings per share — basic	$0.01	$0.06

Diluted:
Shares used in the computation of basic net earnings per share	21,537	17,532
Employee and non-employee director stock options	6	47
Restricted stock that has not vested	466	348
Shares used in the computation of diluted net earnings per share	22,009	17,927
Net earnings per share - diluted	$0.01	$0.06

We excluded the following restricted stock grants that have not yet vested and options to purchase shares of common stock from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Restricted common stock that has not yet vested	—	142,250

3.             Stock-Based Compensation

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $853,000 and $772,000 for the three months ended March 31, 2014 and 2013, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $4.2 million at March 31, 2014, which we will amortize ratably through October 2017.

The following table summarizes our restricted stock activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not yet vested at January 1, 2014	1,181,515	$9.17
Granted	—	$—
Cancelled	(7,800)	$11.10
Shares vested	(190,650)	$6.40
Restricted stock that has not yet vested at March 31, 2014	983,065	$9.69

Stock Options:

We recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2014. Total stock-based compensation expense related to stock options was $60,000 for the three months ended March 31, 2013. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2014.

The following table represents stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2014	485,784	$3.54
Options granted	—	$—
Options exercised	(19,784)	$3.94
Options cancelled	—	$—
Outstanding options as of March 31, 2014	466,000	$3.52	5.19
Exercisable options as of March 31, 2014	466,000	$3.52	5.19

Other:

During the three months ended March 31, 2014 and 2013, we recognized expense of $131,000 and $109,000, respectively, related to the issuance of 9,449 shares and 9,000 shares, respectively, of fully vested common stock to members of our Board of Directors.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended March 31, 2014 and 2013, our effective tax rate was 37.5% and 41.1%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2014 as compared to the same period in 2013 is mainly due to the effect of federal graduated tax rates on our estimated annual taxable income. Additionally, we recognized benefits from discrete item adjustments of approximately $14,000 during the three months ended March 31, 2014. These adjustments decreased our effective tax rate to 37.5% for the three months ended March 31, 2014. We did not recognize any benefits from discrete item adjustments for the three months ended March 31, 2013. We expect our annual effective tax rate for 2014 to be 40.2%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three months ended March 31, 2014, we recorded income tax expense of $181,000 with an effective tax rate of 37.5%.

We assess our uncertain tax positions for tax years that are still open for examination.  As of March 31, 2014 and 2013, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of March 31, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2012 remain open to examination by both the U.S. Federal government and by other major income taxing jurisdictions to which we are subject.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership.  We do not believe that an ownership change under Section 382 has occurred, and therefore, no such limitations exist.

5.             Acquisitions

On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (‘‘StraTech’’) from StraTech and Midas Medici Group Holdings, Inc. (‘‘Midas,’’ parent company of StraTech and, together with StraTech, the ‘‘Sellers’’). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for a purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of approximately $3.3 million, resulting from the preliminary tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers.

Pursuant to the asset purchase agreement, the Sellers were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers’ good faith estimated net tangible assets as set forth in the asset purchase agreement. We initially recorded a receivable due from the Sellers of approximately $4.2 million related to this payment at the acquisition date. The Sellers provided us with a ‘‘Notice of Disagreement,’’ which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from the Sellers of $936,000 and an increase in the purchase price for the same amount as reflected above.

In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers was deemed to be uncollectible and written down to the estimated realizable value, which was determined to be the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. Based on the value of our common stock on the date of the settlement agreement in January 2014, we recorded a gain before tax of approximately $876,000 during the first quarter of 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

6.                                      Goodwill and Valuation of Long-Lived Assets

We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  We perform an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-lived intangible assets or other long-lived assets include the following:  loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization.

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

Goodwill as of March 31, 2014 and December 31, 2013 was $37.8 million.  We conducted our annual goodwill impairment test as of December 31, 2013, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of March 31, 2014 and 2013, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

	Amortizable	As of March 31, 2014			As of December 31, 2013
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	$(17,119)	$12,014	$29,133	$(15,743)	$13,390
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(399)	79	478	(359)	119
Trademarks	3	263	(263)	—	263	(263)	—
Order backlog	3 months – 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$32,570	$(20,477)	$12,093	$32,570	$(19,061)	$13,509

Amortization expense for identified intangible assets is summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013	Statement of Operations Classification
Customer relationships	$1,376	$1,938	Operating expenses
Services agreement	—	4	Operating expenses
Covenant not to compete	40	40	Operating expenses
Total identified intangible assets	$1,416	$1,982

Based on the identified intangible assets recorded at March 31, 2014, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2014	$3,877
2015	3,963
2016	2,937
2017	1,316
$12,093

7.                                      Short-Term Investments

Our short-term investments consist principally of commercial paper and corporate bonds. We categorize these investments as trading securities and record them at fair value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date or purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments. The following table summarizes our short-term investments:

	At March 31, 2014				At December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$23,984	$11	$—	$23,995	$35,979	$5	$9	$35,975
Corporate bonds	12,367	—	215	12,152	15,422	—	183	15,239
Total	$36,351	$11	$215	$36,147	$51,401	$5	$192	$51,214

Our $36.1 million of short-term investments are comprised of commercial paper and corporate bonds with maturities within one year and interest rates ranging from 0.8% to 5.3%.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014:
Cash and cash equivalents	$35,460	$35,460	$—	$—
Short-term investments	36,147	12,152	23,995
Total assets measured at fair value	$71,607	$47,612	$23,995	$—

At December 31, 2013:
Cash and cash equivalents	$24,871	$24,871	$—	$—
Short-term investments	51,214	15,239	35,975
Total assets measured at fair value	$76,085	$40,110	$35,975	$—

9.                                      Lease Receivables

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $3.1 million and $1.3 million at March 31, 2014 and December 31, 2013, respectively, is reflected net of unearned income of $359,000 and $57,000 at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2014	$1,060
2015	885
2016	521
2017	441
2018	441
Thereafter	110
3,458
Less: Current portion	(1,194)
Long-term sales-type lease receivable	$2,264

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At March 31, 2014, there were no amounts past due related to lease receivables.

10.                               Line of Credit

On July 17, 2013, we entered into a credit agreement with Castle Pines Capital LLC (‘‘CPC’’), an affiliate of Wells Fargo Bank, National Association. The credit agreement provides for a floor plan line of credit and a revolving facility in a maximum combined aggregate amount of $40 million. Borrowing under the revolving facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the floor plan line of credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future. The floor plan line of credit finances certain purchases of inventory by us from vendors approved by CPC and the revolving facility is used for working capital purposes and permitted acquisitions.

The amounts outstanding under the revolving facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.15% at March 31, 2014). Advances under the floor plan line of credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the combined facility, with usage including the sum of any advances under either the floor plan line of credit or the revolving facility. The combined facility and certain bank product obligations owed to Wells Fargo and CPC or its affiliates are secured by substantially all of our assets. The credit agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the credit agreement is terminated prior to that date.

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

Of the $40 million maximum borrowing amount available under the combined floor plan line of credit and revolving facility, we had outstanding advances of $14.1 million and $20.0 million on the floor plan line of credit at March 31, 2014 and December 31, 2013, respectively, related to the purchase of inventory from a vendor.

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

These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Additional risks, uncertainties and other factors are included in the “Risk Factors” section on our Annual Report on Form 10-K for the year ended December 31, 2013.  All forward-looking statements are quantified by, and should be considered in conjunction with, such cautionary statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

OVERVIEW

We provide independent, comprehensive solutions and services that make data centers more efficient, manageable and responsive to changing business needs.  Focused on mid- and large-size companies, we consult, assess, design, deploy, implement, support, and manage critical data center infrastructures such as servers, storage, networks and cloud. Our solutions ensure that our customers’ information technology strategies align with business needs and maximize efficiency. Each solution is built using a customized platform of hardware and software from multiple technology vendors. We leverage hardware and software from industry-leading original equipment manufacturers as part of our data center offerings and provide ongoing support for all of the solutions and services we offer. Our portfolio of solutions and services spans five practices: consolidation and virtualization, data storage and protection, advanced network infrastructures, business continuity and cloud enablement.  We offer a full suite of practice-specific consulting, analysis, design, implementation, management and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of March 31, 2014, we have 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	78.9	77.7
Gross profit	21.1	22.3
Operating expenses:
Sales and marketing	11.2	9.9
General and administrative	3.8	4.2
Engineering	5.4	5.2
Integration and transaction costs	—	—
Amortization of intangibles	1.0	1.5
Total operating expenses	21.4	20.8
Earnings (loss) from operations	(0.3)%	1.5%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Product sales	$83,195	$84,422
Service sales	56,340	49,096

Product gross profit	$16,425	$18,357
Service gross profit	13,057	11,476

Product gross profit as a percentage of product sales	19.7%	21.7%
Service gross profit as a percentage of service sales	23.2%	23.4%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three months ended March 31, 2014 and 2013, product sales were $83.2 million and $84.4 million, respectively, and represented 59.6% and 63.2% of net sales, respectively. The $1.2 million decrease in our product sales for the three months ended March 31, 2014 as compared to the same period in 2013 reflects a lengthening sales cycle, as our customers make decisions about significant cloud and solid-state drive purchases.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three months ended March 31, 2014 and 2013, our service sales were $56.3 million and $49.1 million, respectively, and represented 40.4% and 36.8% of net sales, respectively. The $7.2 million increase in our service sales for the three months ended March 31, 2014 as compared to the same period in 2013 reflects the impact of accelerating momentum for our virtualized data center solutions and major new services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings. In addition, our new managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services help companies analyze the impact of cloud deployments on their business.  We continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three months ended March 31, 2014 or 2013. However, our top five customers collectively accounted for 14.1% and 10.6% of our revenues for the three months ended March 31, 2014 and 2013, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 21.1% for the quarter ended March 31, 2014, as compared to 22.3% for the comparable quarter in 2013.  Product gross profit as a percentage of product sales decreased to 19.7% in the first quarter of 2014 from 21.7% for the comparable quarter in 2013.  Service gross profit as a percentage of service sales decreased to 23.2% for the first quarter of 2014 from 23.4% for the comparable quarter in 2013.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  The first quarter 2014 product gross profit decreased 2.0% as compared to the same period in 2013, primarily due to a shift in storage product sales from higher-margin products to lower-margin products, several significant transactions with new customers during the first quarter in which competition for the new accounts resulted in lowering our prices to win the business, and to an increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices.  Vendor incentives were $1.2 million and $1.7 million, respectively, for the three-month periods ended March 31, 2014 and 2013. As a percentage of product cost of goods sold, vendor incentives were 1.8% and 2.6%, respectively, for the periods ending March 31, 2014 and 2013.  These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2014 will be approximately 20%.

Service gross profit as a percentage of service sales for the three months ended March 31, 2014 decreased 0.2% as compared to the same period in 2013.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers and a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2014, and service gross margins will be within the 24% to 26% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $15.7 million, or 11.2% of net sales for the quarter ended March 31, 2014, compared to $13.2 million, or 9.9% of net sales for the first quarter in 2013.

Sales and marketing expenses increased $2.5 million for the three-month period ended March 31, 2014, as compared to the same period in 2013.  This increase is primarily due to an increase in salaries and benefits and, to a lesser extent, higher commissions, commensurate with the increase in the number of salespeople for the 2014 period.  We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2014.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $5.3 million, or 3.8% of net sales for the quarter ended March 31, 2014, compared to $5.6 million, or 4.2% of net sales for the first quarter in 2013.

General and administrative expenses decreased $341,000 for the three months ended March 31, 2014, as compared to the same period in 2013.  The decrease in general and administrative expenses was primarily due to a decrease of $266,000 in variable compensation, commensurate with the decrease in operating income for the 2014 period and a decrease of $106,000 in stock-based compensation expense.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of services sales.  Engineering expenses were $7.5 million, or 5.4% of net sales for the quarter ended March 31, 2014, compared to $7.0 million, or 5.2% of net sales for the quarter ended March 31, 2013.

Engineering expenses increased $527,000 for the three months ended March 31, 2014, as compared to the same period in 2013.  The increase in engineering expenses is primarily due to an increase in salaries and benefits of $1.3 million commensurate with the increase in engineering headcount during the 2014 period that was a result of adding new products and services to address rising market acceptance of unified data centers.  This was partially offset by an increase of $671,000 in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We recorded no integration and transaction costs for the three months ended March 31, 2014. We had $48,000 of integration and transaction costs for the three months ended March 31, 2013.  Integration and transaction expenses in 2013 for the StraTech acquisition included audit, legal, and other outside consulting fees.

Amortization of Intangibles.  We had $1.4 million of intangible asset amortization expenses for the three-months ended March 31, 2014 as compared to intangible amortization expenses of $2.0 million for the same three months in 2013 related to the acquisitions of StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The decrease in amortization of intangibles expenses in 2014 as compared to 2013 is primarily due to our use of an accelerated amortization method in amortizing the customer relationships acquired in the StraTech acquisition.

Earnings (loss) from Operations.  We had a loss from operations of $413,000 compared to earnings from operations of $2.0 million for the three months ended March 31, 2014 and 2013, respectively.  The loss from operations for the three month period ended March 31, 2014 is primarily a result of increased sales and marketing expenses due primarily to increased headcount in the 2014 period. The earnings from operations for the three month period ended March 31, 2013 is a result of our higher revenues and gross margins as we realized the benefits of our StraTech and Midwave acquisitions and the implementation of our strategy to sell products and services to support the entire data center.

Income Taxes.  We had income tax expense of $181,000 and $768,000 for the three months ended March 31, 2014 and 2013, respectively.  Our estimated effective tax rate for the first quarters of 2014 and 2013 was 37.5% and 41.1%, respectively. For the balance of 2014, we expect to report an income tax provision using an effective tax rate of approximately 40.2%.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total cash provided by (used in):
Operating activities	$2,184	$(5,896)
Investing activities	14,636	(973)
Financing activities	(6,231)	2,209
Increase (decrease) in cash	$10,589	$(4,660)

Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2014 as compared to net cash used in operating activities of $5.9 million for the three months ended March 31, 2013.  Net cash provided by operations of $2.2 million for the three months ended March 31, 2014 was due primarily to a $31.5 million decrease in accounts receivable and non-cash add backs including amortization of finite-lived intangibles of $1.4 million and depreciation of $574,000, partially offset by a $19.2 million decrease in accounts payable and an $11.6 million decrease in income taxes payable. Net cash used in operations for the three months ended March 31, 2013 of $5.9 million was due primarily to a $20.5 million decrease in accounts payable and a $4.5 million increase in inventory and inventory shipped but not installed, partially offset by a $16.2 million decrease in accounts receivable, non-cash add backs including amortization of finite-lived intangibles of $2.0 million and depreciation of $487,000, and our net earnings for the quarter of $1.1 million.

Net cash provided by investing activities was $14.6 million for the three months ended March 31, 2014.  For the three months ended March 31, 2014, the sale of $15.1 million in investments was offset by the purchase of $414,000 in property and equipment.  Net cash used in investing activities was $973,000 for the three months ended March 31, 2013 and was used for the purchase of property and equipment. For the remainder of 2014, we are planning for capital expenditures of up to $2.3 million primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash used in financing activities was $6.2 million for the three months ended March 31, 2014 and was primarily attributable to payments on our floor plan line of credit of $5.9 million. Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2013 and was primarily attributable to borrowings under our line of credit of $2.0 million.

On July 17, 2013, we entered into a credit agreement with Castle Pines Capital LLC (‘‘CPC’’), an affiliate of Wells Fargo Bank, National Association. The credit agreement provides for a floor plan line of credit and a revolving facility in a maximum combined aggregate amount of $40 million. Borrowing under the revolving facility cannot exceed the lesser of (i) $40 million minus the amount outstanding under the floor plan line of credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future. The floor plan line of credit finances certain purchases of inventory by us from vendors approved by CPC and the revolving facility is used for working capital purposes and permitted acquisitions.

The amounts outstanding under the revolving facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.15% at March 31, 2014). Advances under the floor plan line of credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the combined facility, with usage including the sum of any advances under either the floor plan line of credit or the revolving facility. The combined facility and certain bank product obligations owed to Wells Fargo and CPC or its affiliates are secured by substantially all of our assets. The credit agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the credit agreement is terminated prior to that date.

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

Of the $40 million maximum borrowing amount available under the combined floor plan line of credit and revolving facility, we had outstanding advances of $14.1 million and $20.0 million on the floor plan line of credit at March 31, 2014 and December 31, 2013, respectively, related to the purchase of inventory from a vendor. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations and anticipated growth.

OFF-BALANCE SHEET ARRANGMENTS

We do not have any special purpose entities or off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations, outside the normal course of business, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended March 31, 2014 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2013 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our 2013 Annual Report on Form 10-K.

Item 4.  Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Dated: May 9, 2014	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 000-29758)).

10.1	Form of Deferred Stock Unit Master Agreement (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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