Form 10-Q
period 2014-06-30
DATALINK CORP
filed 2014-08-08
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2014

or

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

Yes   ☐   No   ☒

As of August 5, 2014, 22,495,992 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$33,399	$24,871
Short-term investments	45,037	51,214
Accounts receivable, net	102,211	131,246
Inventories, net	18	4,120
Current deferred customer support contract costs	98,893	89,304
Inventories shipped but not installed	10,580	16,000
Income tax receivable	1,481	—
Other current assets	1,059	1,279
Total current assets	292,678	318,034
Property and equipment, net	6,838	6,722
Goodwill	37,780	37,780
Finite-lived intangibles, net	10,734	13,509
Deferred customer support contract costs, non-current	49,217	49,044
Deferred tax asset	6,800	7,116
Long-term lease receivable	2,811	510
Other assets	661	393
Total assets	$407,519	$433,108

Liabilities and Stockholders’ Equity
Current liabilities
Channel finance facility	$16,991	$19,977
Accounts payable	33,766	61,296
Accrued commissions	4,729	7,133
Accrued sales and use tax	1,713	2,067
Accrued expenses, other	5,888	8,033
Income tax payable	—	11,586
Deferred taxes	1,694	1,694
Customer deposits	4,892	4,240
Current deferred revenue from customer support contracts	123,152	110,567
Other current liabilities	1,109	187
Total current liabilities	193,934	226,780
Deferred revenue from customer support contracts, non-current	60,312	59,576
Long-term lease payable	2,385	—
Other liabilities, non-current	561	956
Total liabilities	257,192	287,312

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,492,992 and 22,785,422 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	22	23
Additional paid-in capital	111,907	111,239
Retained earnings	38,398	34,534
Total stockholders’ equity	150,327	145,796
Total liabilities and stockholders’ equity	$407,519	$433,108

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales:
Products	$98,252	$93,295	$181,447	$177,699
Services	61,128	54,484	117,468	103,598
Total net sales	159,380	147,779	298,915	281,297
Cost of sales:
Cost of products	76,411	72,747	143,181	138,813
Cost of services	47,486	41,471	90,769	79,090
Total cost of sales	123,897	114,218	233,950	217,903
Gross profit	35,483	33,561	64,965	63,394
Operating expenses:
Sales and marketing	15,867	15,572	31,531	28,779
General and administrative	4,837	5,051	10,138	10,694
Engineering	7,446	6,136	14,960	13,124
Integration and transaction costs	—	25	—	73
Amortization of intangibles	1,359	1,841	2,775	3,823
Total operating expenses	29,509	28,625	59,404	56,493
Earnings from operations	5,974	4,936	5,561	6,901
Other income (expense):
Gain on settlement related to StraTech acquisition	—	—	876	—
Interest income	72	13	120	29
Interest expense	(79)	(30)	(108)	(145)
Earnings before income taxes	5,967	4,919	6,449	6,785
Income tax expense	2,404	2,015	2,585	2,783
Net earnings	$3,563	$2,904	$3,864	$4,002

Net earnings per common share:
Basic	$0.17	$0.17	$0.18	$0.23
Diluted	0.16	0.16	0.18	0.22
Weighted average common shares outstanding:
Basic	21,519	17,600	21,528	17,566
Diluted	22,039	18,103	22,007	17,986

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$3,864	$4,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in fair value of short-term investments	4	—
Provision (benefit) for bad debts	71	(44)
Depreciation	1,222	989
Amortization of finite-lived intangibles	2,775	3,823
Gain on settlement related to StraTech acquisition	(876)	—
Deferred income taxes	316	174
Stock-based compensation expense	1,724	1,794
Changes in operating assets and liabilities:
Accounts receivable, net and leases receivable	26,663	50,756
Inventories	9,522	(2,336)
Deferred costs/revenues/customer deposits, net	4,211	5,257
Accounts payable and leases payable	(25,145)	(40,386)
Accrued expenses	(4,903)	(5,930)
Income tax receivable	(1,481)	2,135
Income tax payable	(11,586)	—
Other	479	(38)
Net cash provided by operating activities	6,860	20,196

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	6,173	—
Purchases of property and equipment	(1,338)	(1,679)
Net cash provided by (used in) investing activities	4,835	(1,679)

Cash flows from financing activities:
Net payments under line of credit	—	(6,000)
Net payments under channel finance facility	(2,986)	—
Excess tax from stock compensation	526	277
Proceeds from issuance of common stock from option exercise	88	237
Tax withholding payments reimbursed by restricted stock	(795)	(244)
Net cash used in financing activities	(3,167)	(5,730)

Increase in cash and cash equivalents	8,528	12,787
Cash and cash equivalents, beginning of period	24,871	10,315
Cash and cash equivalents, end of period	$33,399	$23,102

Supplementary cash flow information:
Cash paid for income taxes	$14,809	$242
Cash paid for interest expense	—	68

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

We have prepared the interim financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The financial statements presented herein as of June 30, 2014, and for the three months and six months ended June 30, 2014 and 2013, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not anticipate the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This ASU is intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. We are currently determining our implementation approach and assessing the impact on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net earnings	$3,563	$2,904	$3,864	$4,002

Basic:
Weighted average common shares outstanding	22,493	18,919	22,493	18,919
Weighted average common shares of restricted stock that has not vested	(974)	(1,319)	(965)	(1,353)
Shares used in the computation of basic net earnings per share	21,519	17,600	21,528	17,566
Net earnings per share — basic	$0.17	$0.17	$0.18	$0.23

Diluted:
Shares used in the computation of basic net earnings per share	21,519	17,600	21,528	17,566
Employee and non-employee director stock options	3	48	3	40
Restricted stock that has not yet vested	517	455	476	380
Shares used in the computation of diluted net earnings per share	22,039	18,103	22,007	17,986
Net earnings per share — diluted	$0.16	$0.16	$0.18	$0.22

We excluded the following restricted stock grants that have not yet vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Restricted common stock that has not yet vested	27,000	83,000	27,000	326,500

3.                                      Stock-Based Compensation

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $645,000 and $696,000 for the three months ended June 30, 2014 and 2013, respectively.  Total stock-based compensation expense related to restricted stock was $1.5 million for each of the six months ended June 30, 2014 and 2013.  Unrecognized stock-based compensation expense related to restricted stock was $3.2 million at June 30, 2014, which we will amortize ratably through October 2017.

The following table summarizes our restricted stock activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2014	1,181,515	$9.17
Granted	—	—
Cancelled	(44,800)	10.07
Shares vested	(190,650)	6.40
Restricted stock that has not vested at June 30, 2014	946,065	$9.69

Stock Options:

We recognized no stock-based compensation expense related to stock options for the three and six months ended June 30, 2014. Total stock-based compensation expense related to stock options was $60,000 and $121,000 for the three and six months ended June 30, 2013, respectively.  There was no unrecognized stock-based compensation expense related to stock options at June 30, 2014.

The following table represents stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2014	485,784	$3.54
Options granted	—	—
Options exercised	(22,884)	3.88
Options cancelled	—	—
Outstanding options as of June 30, 2014	462,900	$3.52	4.98
Exercisable options as of June 30, 2014	462,900	$3.52	4.98

Other:

Effective January 1, 2014 and pursuant to Deferred Stock Unit (“DSU”) Master Agreements, each member of the board of directors may elect to receive DSUs with a fair value equivalent to a percentage of each quarterly installment of the annual cash retainer for non-employee directors to which that member would otherwise be entitled for service as a Datalink director during 2014. In addition, each member of the board of directors may elect to receive a DSU award equal to a percentage of the award of shares of Restricted Stock to which that member would otherwise have been entitled as the equity component of the 2014 annual retainer. The DSUs and DSU awards vest and become non-forfeitable on each of June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, provided the board member remains in service with us. We will issue one share in payment and settlement of each vested DSU subject to the Master DSU Agreement following a termination of that board member’s service with us.

We recognized expense of $96,000 during each of the three month periods ended June 30, 2014 and 2013 related to awards of 9,625 shares and 9,000 shares, respectively, of fully vested common stock to members of our Board of Directors.  Of the 9,625 shares of fully vested stock awarded to member of our Board of Directors during the three months ended June 30, 2014, 5,125 shares were DSUs. During the six months ended June 30, 2014 and 2013, we recognized expense of $228,000 and $204,000, respectively, related to awards of 19,074 shares and 18,000 shares, respectively, of fully vested common stock to members of our Board of Directors.  Of the 19,074 shares of fully vested stock awarded to members of our Board of Directors during the six months ended June 30, 2014, 5,574 shares were DSUs.

4.                                      Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended June 30, 2014 and 2013, our effective tax rate was 40.3% and 41.0%, respectively.  For the first six months of 2014 and 2013, our effective tax rate was 40.1% and 41.0%, respectively.  The decrease in our tax rate for the three and six months ended June 30, 2014 as compared to the same periods in 2013 is mainly due to the effect of federal graduated tax rates on our estimated annual taxable income. Additionally, we recognized benefits from approximately $14,000 of discrete item adjustments during the six months ended June 30, 2014. These adjustments decreased our effective tax rate to 40.1% for the six months ended June 30, 2014. We did not recognize any such benefits from discrete item adjustments during the three months ended June 30, 2014 or during the three and six months ended June 30, 2013.  We expect our annual effective tax rate for 2014 to be 40.2%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and six months ended June 30, 2014, we recorded income tax expense of $2.4 million and $2.6 million, respectively, with an effective tax rate of 40.3% and 40.1%, respectively.

We assess our uncertain tax positions for tax years that are still open for examination.  As of June 30, 2014 and 2013, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of June 30, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2012 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers was deemed to be uncollectible and written down to the estimated realizable value, which was determined to be the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. Based on the value of our common stock on the date of the settlement agreement in January 2014, we recorded a gain before tax of approximately $876,000 during the six months ended June 30, 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

6.                                      Goodwill and Finite-Lived Intangible Assets

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

Goodwill was $37.8 million as of each of June 30, 2014 and December 31, 2013.  We conducted our annual goodwill impairment test as of December 31, 2013, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of June 30, 2014 and December 31, 2013, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	As of June 30, 2014			As of December 31, 2013
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	$(18,439)	$10,694	$29,133	$(15,743)	$13,390
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	478	(438)	40	478	(359)	119
Trademarks	3	263	(263)	—	263	(263)	—
Order backlog	3 months — 1 year	2,162	(2,162)	—	2,162	(2,162)	—
Total identified intangible assets		$32,570	$(21,836)	$10,734	$32,570	$(19,061)	$13,509

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	Statement of Operations Classification
Customer relationships	$1,320	$1,797	$2,696	$3,735	Operating expenses
Services agreement	—	4	—	8	Operating expenses
Covenant not to compete	39	40	79	80	Operating expenses
Total identified intangible assets	$1,359	$1,841	$2,775	$3,823

Based on the identified intangible assets recorded at June 30, 2014, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2014	$2,518
2015	3,963
2016	2,937
2017	1,316
$10,734

7.                                      Short-Term Investments

Our short-term investments consist of commercial paper, corporate bonds and interest-bearing CDs. We categorize these investments as trading securities and record them at fair value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date or purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments. The following table summarizes our short-term investments:

	At June 30, 2014				At December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$32,976	$4	$3	$32,977	$35,979	$5	$9	$35,975
Corporate bonds	9,267	—	207	9,060	15,422	—	183	15,239
Interest-bearing CD	3,001	—	1	3,000	—	—	—	—
Total	$45,244	$4	$211	$45,037	$51,401	$5	$192	$51,214

Our $45.0 million of short-term investments are comprised of interest-bearing CDs, commercial paper and corporate bonds with maturities within one year and interest rates ranging from 0.6% to 5.3%.

8.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of June 30, 2014.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014:
Cash and cash equivalents	$33,399	$33,399	$—	$—
Short-term investments	45,037	9,060	35,977	—
Total assets measured at fair value	$78,436	$42,459	$35,977	$—

At December 31, 2013:
Cash and cash equivalents	$24,871	$24,871	$—	$—
Short-term investments	51,214	15,239	35,975	—
Total assets measured at fair value	$76,085	$40,110	$35,975	$—

9.                                      Lease Receivables

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $3.9 million and $1.3 million at June 30, 2014 and December 31, 2013, respectively, is reflected net of unearned income of $381,000 and $57,000 at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2014	$1,058
2015	1,261
2016	828
2017	561
2018	494
Thereafter	123
4,325
Less: Current portion	(1,514)
Long-term sales-type lease receivable	$2,811

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At June 30, 2014, there were no material amounts past due related to lease receivables.

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

The amounts outstanding under the Revolving Facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.16% at June 30, 2014).  Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility.  The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Credit Agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

Of the $40 million maximum borrowing amount available under the combined Channel Finance Facility and Revolving Facility, we had outstanding advances of $17.0 million and $20.0 million on the Channel Finance Facility at June 30, 2014 and December 31, 2013, respectively, related to the purchase of inventory from a vendor.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of June 30, 2014, we have 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.7	77.3	78.3	77.5
Gross profit	22.3	22.7	21.7	22.5
Operating expenses:
Sales and marketing	10.0	10.5	10.5	10.2
General and administrative	3.0	3.4	3.4	3.8
Engineering	4.7	4.2	5.0	4.6
Integration and transaction costs	—	—	—	—
Amortization of intangibles	0.9	1.2	0.9	1.4
Total operating expenses	18.6	19.3	19.8	20.0
Earnings from operations	3.7%	3.4%	1.9%	2.5%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Product sales	$98,252	$93,295	$181,447	$177,699
Service sales	61,128	54,484	117,468	103,598

Product gross profit	$21,841	$20,548	$38,266	$38,886
Service gross profit	13,642	13,013	26,699	24,508

Product gross profit as a percentage of product sales	22.2%	22.0%	21.1%	21.9%
Service gross profit as a percentage of service sales	22.3%	23.9%	22.7%	23.7%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and six months ended June 30, 2014, product sales represented 61.6% and 60.7%, respectively, of our total sales compared to 63.1% and 63.2%, respectively, for the comparable periods in 2013. The dollar volume increase in our product sales for the three and six months ended June 30, 2014 as compared to the same periods in 2013 reflects continued growth in our customer base including growth in customers with multi-million dollar accounts with us and market acceptance of our ongoing strategy to service the complete data center, as evidenced by increases in our storage and networking product sales. We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and six months ended June 30, 2014, service sales represented 38.4% and 39.3%, respectively, of our total sales compared to 36.9% and 36.8%, respectively, for the comparable periods in 2013. The increase in our service sales for the three and six months ended June 30, 2014 as compared to the same period in 2013 reflects the impact of accelerating momentum for our virtualized data center solutions and increased market acceptance of our more recent services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings. In addition, our newer managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services help companies analyze the impact of cloud deployments on their business.  With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three and six months ended June 30, 2014 or 2013. However, our top five customers collectively accounted for 11.8% and 14.0% of our revenues for the three months ended June 30, 2014 and 2013, respectively, and 9.5% and 10.7% of our revenues for the six months ended June 30, 2014 and 2013, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 22.3% for the quarter ended June 30, 2014, as compared to 22.7% for the comparable quarter in 2013.  Our total gross profit as a percentage of net sales decreased to 21.7% for the six months ended June 30, 2014, as compared to 22.5% for the comparable period in 2013.   Product gross profit as a percentage of product sales increased to 22.2% in the second quarter of 2014 from 22.0% for the comparable quarter in 2013.  Product gross profit as a percentage of product sales decreased to 21.1% for the six months ended June 30, 2014 from 21.9% for the same period in 2013.  Service gross profit as a percentage of service sales decreased to 22.3% for the second quarter of 2014 from 23.9% for the comparable quarter in 2013.  Service gross profit as a percentage of service sales decreased to 22.7% for the six months ended June 30, 2014 from 23.7% for the same period in 2013.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit as a percentage of product sales for the three and six months ended June 30, 2014 remained relatively constant and decreased 0.8%, respectively, as compared to the same periods in 2013. Our product margins will fluctuate from quarter to quarter due to product mix and pricing pressure on new orders; however, we expect that our product margins in the current year will be below 2013 levels due primarily to a shift in storage product sales from higher-margin products to lower-margin products, several significant transactions with new customers during the first six months of 2014 in which competition for the new accounts resulted in lowering our prices to win the business, and to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream. Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices. Vendor incentives were $2.4 million and $2.0 million, respectively, for the three month periods ended June 30, 2014 and 2013.  Vendor incentives were $3.7 million and $3.8 million, respectively, for the six month periods ended June 30, 2014 and 2013.  As a percentage of product cost of goods sold, vendor incentives were 3.0% and 2.7%, respectively, for the three months ended June 30, 2014 and 2013 and 2.5% and 2.6%, respectively, for the six months ended June 30, 2014 and 2013, respectively. These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2014 will be approximately 20%.

Service gross profit as a percentage of service sales for the three and six months ended June 30, 2014 decreased 1.6% and 1.0%, respectively, as compared to the same periods in 2013.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers and a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2014, and service gross margins will be within the 22% to 24% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $15.9 million, or 10.0% of net sales for the quarter ended June 30, 2014, compared to $15.6 million, or 10.5% of net sales for the second quarter in 2013.  Sales and marketing expenses totaled $31.5 million, or 10.5% of net sales for the six months ended June 30, 2014, compared to $28.8 million, or 10.2% of net sales for the same period in 2013.

Sales and marketing expenses increased $295,000 and $2.8 million for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013.  These increases are primarily due to an increase in salaries and benefits commensurate with the increase in sales and marketing headcount for the 2014 period.  We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2014.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $4.8 million, or 3.0% of net sales for the quarter ended June 30, 2014, compared to $5.1 million, or 3.4% of net sales for the second quarter in 2013.  General and administrative expenses were $10.1 million, or 3.4% of net sales for the six months ended June 30, 2014, compared to $10.7 million, or 3.8% of net sales for the same period in 2013.  Our general and administrative expenses have decreased as a percentage of net sales for both the three and six month periods ended June 30, 2014 as compared to the same periods in 2013.

General and administrative expenses decreased $214,000 and $556,000 for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The decrease in general and administrative expenses for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to a decrease of $278,000 in outside services and a decrease of $202,000 in bonus expense, partially offset by an increase of $145,000 in depreciation expense. The decrease in general and administrative expenses for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to a decrease of $469,000 in bonus expense and a decrease of $352,000 in outside services, partially offset by an increase of $232,000 in depreciation expense.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $7.4 million, or 4.7% of net sales for the quarter ended June 30, 2014, compared to $6.1 million, or 4.2% of net sales for the second quarter in 2013.  Engineering expenses were $15.0 million, or 5.0% of net sales for the six months ended June 30, 2014, compared to $13.1 million, or 4.6% of net sales for the same period in 2013.

Engineering expenses increased $1.3 million and $1.8 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.  The increase in engineering expenses for the three months ended June 30, 2014 is primarily due to an increase in salaries, benefits and bonus expenses of $1.2 million commensurate with the increase in engineering headcount during the 2014 period as a result of adding new products and services to address rising market acceptance of unified data centers. The increase in engineering expenses for the six months ended June 30, 2014 is primarily due to an increase in salaries, benefits and bonus expenses of $2.4 million commensurate with the increase in engineering headcount during the 2014 period as a result of adding new products and services to address rising market acceptance of unified data centers, partially offset by a decrease of $730,000 in consulting expenses.

Integration and Transaction Costs.  We recorded no integration and transaction costs for the three and six months ended June 30, 2014. We had $25,000 and $73,000 of integration and transaction costs for the three and six months ended June 30, 2013, respectively.  Integration and transaction expenses in 2013 for the StraTech acquisition included audit, legal, and other outside consulting fees.

Amortization of Intangibles.  We had $1.4 million and $1.8 million of intangible asset amortization expenses for the three months ended June 30, 2014 and 2013, respectively.  We had $2.8 million and $3.8 million of intangible asset amortization expenses for the six months ended June 30, 2014 and 2013, respectively.  The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The decrease in amortization of intangibles expenses in 2014 as compared to 2013 is primarily due to our use of an accelerated amortization method in amortizing the customer relationships acquired in the StraTech acquisition.

Earnings from Operations.  We had earnings from operations of $6.0 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively.  We had earnings from operations of $5.6 million and $6.9 million for the six months ended June 30, 2014 and 2013, respectively. The increase in earnings from operations for the three months ended June 30, 2014 is primarily the result of increased revenues due to continued growth in our customer base including growth in customers with multi-million dollar accounts with us, market acceptance of our ongoing strategy to service the complete data center, the impact of accelerating momentum for our virtualized data center solutions and increased market acceptance of our more recent services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings. The decrease in earnings from operations for the six months ended June 30, 2014 is primarily a result of lower gross margins as a result of product mix changes and expenses associated with the ramp-up of our Advanced Services practice.

Income Taxes.  We had income tax expense of $2.4 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively.  We had income tax expense of $2.6 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively.  Our estimated effective tax rate for the three and six months ended June 30, 2014 was 40.3% and 40.1%, respectively. For the balance of 2014, we expect to report an income tax provision using an effective tax rate of approximately 40.2%.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Total cash provided by (used in):
Operating activities	$6,860	$20,196
Investing activities	4,835	(1,679)
Financing activities	(3,167)	(5,730)
Increase in cash	$8,528	$12,787

Net cash provided by operating activities was $6.9 million and $20.2 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by operating activities of $6.9 million for the six months ended June 30, 2014 was primarily due to a $26.7 million decrease in accounts receivable, a $9.5 million decrease in inventories, our net earnings of $3.9 million and non-cash items including amortization of finite-lived intangibles of $2.8 million, stock-based compensation of $1.7 million and depreciation of $1.2 million, partially offset by a $30.0 million decrease in accounts payable and accrued expenses and an $11.6 million decrease in income taxes payable. Net cash provided by operating activities for the six months ended June 30, 2013 of $20.2 million was primarily due to a $50.8 million decrease in accounts receivable, our net earnings of $4.0 million and non-cash items including amortization of finite-lived intangibles of $3.8 million, stock-based compensation of $1.8 million and depreciation of $989,000, partially offset by a $40.4 million decrease in accounts payable.

Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, the net sale of $6.1 million of investments was partially offset by the purchase of $1.3 million in property and equipment. Net cash used in investing activities was $1.7 million for the six months ended June 30, 2013 and was used for the purchase of property and equipment. For the remainder of 2014, we are planning for capital expenditures of up to $1.5 million primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2014 and was primarily attributable to payments on our channel finance facility of $3.0 million. Net cash used in financing activities was $5.7 million for the six months ended June 30, 2013 and was primarily attributable to net payments under our line of credit.

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

The amounts outstanding under the Revolving Facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.16% at June 30, 2014).  Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility.  The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Credit Agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

Of the $40 million maximum borrowing amount available under the combined Channel Finance Facility and Revolving Facility, we had outstanding advances of $17.0 million and $20.0 million on the Channel Finance Facility at June 30, 2014 and December 31, 2013, respectively, related to the purchase of inventory from a vendor. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations and anticipated growth.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended June 30, 2014 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 8, 2014	Datalink Corporation

	By:	/s/ Gregory T. Barnum
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