Form 10-Q
period 2014-09-30
DATALINK CORP
filed 2014-11-10
CIK 1056923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2014

or

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

As of November 4, 2014, 23,034,583 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Balance Sheets

(In thousands, except share data)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$46,872	$24,871
Short-term investments	36,002	51,214
Accounts receivable, net	97,632	131,246
Lease receivable	2,759	—
Inventories, net	2,272	4,120
Current deferred customer support contract costs	96,949	89,304
Inventories shipped but not installed	7,839	16,000
Income tax receivable	4,734	—
Other current assets	1,193	1,279
Total current assets	296,252	318,034
Property and equipment, net	6,451	6,722
Goodwill	37,780	37,780
Finite-lived intangibles, net	9,427	13,509
Deferred customer support contract costs, non-current	48,360	49,044
Deferred tax asset	7,295	7,116
Long-term lease receivable	4,097	510
Other assets	695	393
Total assets	$410,357	$433,108

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$15,021	$19,977
Accounts payable	34,566	61,296
Lease payable	2,132	—
Accrued commissions	3,803	7,133
Accrued sales and use tax	2,314	2,067
Accrued expenses, other	6,327	8,033
Income tax payable	—	11,586
Deferred taxes	1,419	1,694
Customer deposits	4,464	4,240
Current deferred revenue from customer support contracts	120,687	110,567
Other current liabilities	712	187
Total current liabilities	191,445	226,780
Deferred revenue from customer support contracts, non-current	59,487	59,576
Long-term lease payable	3,674	—
Other liabilities, non-current	1,031	956
Total liabilities	255,637	287,312

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,786,258 and 22,785,422 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	23	23
Additional paid-in capital	112,753	111,239
Retained earnings	41,944	34,534
Total stockholders’ equity	154,720	145,796
Total liabilities and stockholders’ equity	$410,357	$433,108

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Products	$81,209	$83,756	$262,656	$261,455
Services	63,738	55,763	181,206	159,361
Total net sales	144,947	139,519	443,862	420,816
Cost of sales:
Cost of products	63,276	67,106	206,457	205,919
Cost of services	49,338	42,608	140,107	121,698
Total cost of sales	112,614	109,714	346,564	327,617
Gross profit	32,333	29,805	97,298	93,199
Operating expenses:
Sales and marketing	13,943	14,512	45,474	43,291
General and administrative	5,858	5,087	15,996	15,781
Engineering	6,661	7,286	21,621	20,410
Integration and transaction costs	—	7	—	80
Amortization of intangibles	1,307	1,757	4,082	5,580
Total operating expenses	27,769	28,649	87,173	85,142
Earnings from operations	4,564	1,156	10,125	8,057
Other income (expense):
Gain on settlement related to StraTech acquisition	—		876
Interest income	95	25	215	54
Interest expense	(93)	(35)	(201)	(180)
Earnings before income taxes	4,566	1,146	11,015	7,931
Income tax expense	1,020	328	3,605	3,111
Net earnings	$3,546	$818	$7,410	$4,820

Net earnings per common share:
Basic	$0.16	$0.04	$0.34	$0.26
Diluted	0.16	0.04	0.34	0.26
Weighted average common shares outstanding:
Basic	21,563	19,619	21,540	18,253
Diluted	22,092	20,120	21,987	18,624

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$7,410	$4,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in fair value of trading securities	(93)	(54)
Provision (benefit) for bad debts	114	(103)
Depreciation	1,891	1,527
Amortization of finite-lived intangibles	4,082	5,580
Gain on settlement related to StraTech acquisition	(876)	—
Deferred income taxes	(454)	253
Stock-based compensation expense	2,719	2,918
Changes in operating assets and liabilities
Accounts receivable, net and leases receivable	27,154	52,715
Inventories	10,009	(35)
Deferred costs/revenues/customer deposits, net	3,294	5,569
Accounts payable and leases payable	(20,924)	(51,028)
Accrued expenses	(4,789)	(6,058)
Income tax payable (receivable)	(16,320)	810
Other	384	(8)
Net cash provided by operating activities	13,601	16,906

Cash flows from investing activities:
Sales and maturities of trading securities	81,390	3,108
Purchases of trading securities	(66,085)	(48,342)
Purchase of property and equipment	(1,620)	(2,261)
Net cash provided by (used in) investing activities	13,685	(47,495)

Cash flows from financing activities:
Net payments under line of credit	—	(6,000)
Net proceeds (payments) from channel finance facility	(4,956)	12,253
Proceeds from stock offering	—	39,021
Excess tax from stock compensation	583	393
Proceeds from issuance of common stock from option exercise	88	252
Tax withholding payments reimbursed by restricted stock	(1,000)	(504)
Net cash provided by (used in) financing activities	(5,285)	45,415

Increase in cash and cash equivalents	22,001	14,826
Cash and cash equivalents, beginning of period	24,871	10,315
Cash and cash equivalents, end of period	$46,872	$25,141

Supplementary cash flow information:
Cash paid for income taxes	$19,799	$1,715
Cash received for income tax refunds	$4	$—
Cash paid for interest expense	$—	$115

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

The financial statements presented herein as of September 30, 2014, and for the three months and nine months ended September 30, 2014 and 2013, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report, and our disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Actual results could differ materially from these estimates and assumptions.

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

2.                                      Net Earnings per Share

We compute basic net earnings per share using the weighted average number of shares outstanding.  Stock awards are included in the computation of basic net earnings per share only after the shares become vested. Included in the number of average common shares outstanding as of the three months ended September 30, 2014 and 2013 were 1.2 million shares and 3.1 million shares, respectively, which were unvested and therefore excluded from the computation of basic net earnings per share.  Included in the number of average common shares outstanding as of the nine months ended September 30, 2014 and 2013 were 1.2 million shares and 4.4 million shares, respectively, which were unvested and therefore excluded from the computation of basic net earnings per share. Diluted net earnings per share include the potentially dilutive impact of share-based awards outstanding at period end, consisting of the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements.  Diluted net earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net earnings	$3,546	$818	$7,410	$4,820

Basic:
Weighted average common shares outstanding	22,786	22,695	22,786	22,695
Weighted average common shares of restricted stock that has not vested	(1,223)	(3,076)	(1,246)	(4,442)
Shares used in the computation of basic net earnings per share	21,563	19,619	21,540	18,253
Net earnings per share — basic	$0.16	$0.04	$0.34	$0.26

Diluted:
Shares used in the computation of basic net earnings per share	21,563	19,619	21,540	18,253
Employee and non-employee director stock options	3	11	3	10
Restricted stock that has not vested	526	490	444	361
Shares used in the computation of diluted net earnings per share	22,092	20,120	21,987	18,624
Net earnings per share — diluted	$0.16	$0.04	$0.34	$0.26

We excluded the following restricted stock grants from the computation of diluted earnings per share as their effect would have been anti-dilutive or because they had not yet been issued as of September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted common stock that has not yet vested	41,900	18,000	41,900	38,000

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

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $880,000 and $989,000 for the three months ended September 30, 2014 and 2013, respectively.  Total stock-based compensation expense related to restricted stock was $2.4 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $6.1 million at September 30, 2014, which we will amortize ratably through August 2018.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2014	1,181,515	$9.17
Granted	337,400	11.62
Cancelled	(82,800)	10.43
Shares vested	(254,650)	6.67
Restricted stock that has not vested at September 30, 2014	1,181,465	$10.32

Stock Options:

We recognized no stock-based compensation expense related to stock options for the three and nine months ended September 30, 2014. Total stock-based compensation expense related to stock options was $14,000 and $134,000 for the three and nine months ended September 30, 2013, respectively.  There was no unrecognized stock-based compensation expense related to stock options at September 30, 2014.

The following table represents stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2014	485,784	$3.54
Options granted	—	—
Options exercised	(22,884)	3.88
Options cancelled	—	—
Outstanding options as of September 30, 2014	462,900	$3.52	4.73
Exercisable options as of September 30, 2014	462,900	$3.52	4.73

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

We recognized expense of $114,000 and $122,000 during the three months ended September 30, 2014 and 2013 related to awards of 10,746 shares and 9,000 shares, respectively, of fully vested common stock to members of our Board of Directors.  Of the 10,746 shares of fully vested stock awarded to member of our Board of Directors during the three months ended September 30, 2014, 5,088 shares were DSUs. During the nine months ended September 30, 2014 and 2013, we recognized expense of $342,000 and $326,000, respectively, related to awards of 29,820 shares and 27,000 shares, respectively, of fully vested common stock to members of our Board of Directors.  Of the 29,820 shares of fully vested stock awarded to members of our Board of Directors during the nine months ended September 30, 2014, 10,662 shares were DSUs.

4.                                      Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended September 30, 2014 and 2013, our effective tax rate was 40.8% and 37.6%, respectively, excluding discrete items.  Our effective tax rate for each of the nine month periods ended September 30, 2014 and 2013 rate was 40.5%, excluding discrete items.  We recognized benefits from discrete item adjustments of approximately $842,000 and $101,000 during the three months ended September 30, 2014 and 2013, respectively. These adjustments decreased our effective tax rate to 22.3% and 28.6% for the three months ended September 30, 2014 and 2013, respectively. We recognized benefits from discrete item adjustments of approximately $856,000 and $101,000 during the nine months ended September 30, 2014 and 2013, respectively. These adjustments decreased our effective tax rate to 32.7% and 39.2% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the tax rate was primarily related to two discrete events. One was the establishment of a deferred tax asset related to the excess tax goodwill on the StraTech settlement agreement.  The other was related to amended returns filed to account for changes in state apportionment.  We expect our annual effective tax rate for 2014 to be 35.9% after discrete items.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our balance sheet. Management must then assess the likelihood that we will utilize deferred tax assets to offset future taxable income during the periods in which we may deduct these temporary differences.  For the three and nine months ended September 30, 2014, we recorded income tax expense of $1.0 million and $3.6 million, respectively, with effective tax rates of 22.3% and 32.7%.

We assess our uncertain tax positions for tax years that are still open for examination.  As of September 30, 2014 and 2013, we had no unrecognized tax benefits which would affect our effective tax rate if recognized.

We classify interest and penalties arising from the underpayment of income taxes in the statement of operations under general and administrative expenses. As of September 30, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2008-2012 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which we are subject.

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

In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers was deemed to be uncollectible and written down to the estimated realizable value, which was determined to be the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. Based on the value of our common stock on the date of the settlement agreement in January 2014, we recorded a gain before tax of approximately $876,000 during the nine months ended September 30, 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

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

Goodwill was $37.8 million as of each of September 30, 2014 and December 31, 2013. We conducted our annual goodwill impairment test as of December 31, 2013, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of September 30, 2014 and December 31, 2013, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

The carrying amount and accumulated amortization of our intangible assets that were subject to amortization at each balance sheet date are as follows:

		As of September 30, 2014			As of December 31, 2013
		(in thousands)
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$29,133	$(19,706)	$9,427	$29,133	$(15,743)	$13,390
Covenant not to compete	3	478	(478)	—	478	(359)	119
Total		$29,611	$(20,184)	$9,427	$29,611	$(16,102)	$13,509

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations
	2014	2013	2014	2013	Classification
Customer relationships	$1,267	$1,713	$3,963	$5,447	Operating expenses
Services agreement	—	4	—	13	Operating expenses
Covenant not to compete	40	40	119	120	Operating expenses
Total identified intangible assets	$1,307	$1,757	$4,082	$5,580

Based on the identified intangible assets recorded at September 30, 2014, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2014	$1,211
2015	3,963
2016	2,937
2017	1,316
$9,427

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

	At September 30, 2014				At December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$29,977	$14	$1	$29,990	$35,979	$5	$9	$35,975
Corporate bonds	3,115	—	105	3,010	15,422	—	183	15,239
Interest-bearing CD	3,005	—	3	3,002	—	—	—	—
Total	$36,097	$14	$109	$36,002	$51,401	$5	$192	$51,214

Our $36.0 million of short-term investments are comprised of commercial paper, corporate bonds and interest-bearing CDs with maturities within one year and interest rates ranging from 0.51% to 4.95%.

8.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of September 30, 2014.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2014:
Cash and cash equivalents	$46,872	$46,872	$—	$—
Short-term investments	36,002	3,010	32,992	—
Total assets measured at fair value	$82,874	$49,882	$32,992	$—

At December 31, 2013:
Cash and cash equivalents	$24,871	$24,871	$—	$—
Short-term investments	51,214	15,239	35,975	—
Total assets measured at fair value	$76,085	$40,110	$35,975	$—

9.                                      Leases Receivable and Leases Payable

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at net realizable value within the accounts receivable and long-term lease receivables balances on our balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $6.4 million and $1.3 million at September 30, 2014 and December 31, 2013, respectively, is reflected net of unearned income of $494,000 and $57,000 at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2014	$1,233
2015	2,263
2016	1,762
2017	981
2018	494
Thereafter	123
6,856
Less: Current portion	(2,759)
Long-term sales-type lease receivable	$4,097

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At September 30, 2014, there were no amounts past due related to lease receivables.

Our lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, we occasionally finance the equipment associated with our leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements.  As of September

30, 2014, our contractual cash obligations for future minimum lease payments were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2014	$362
2015	2,132
2016	1,730
2017	981
2018	493
Thereafter	108
5,806
Less: Current portion	(2,132)
Long-term leases payable	$3,674

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

The amounts outstanding under the Revolving Facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.16% at September 30, 2014).  Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility.  The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Credit Agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

Of the $40 million maximum borrowing amount available under the combined Channel Finance Facility and Revolving Facility, we had outstanding advances of $15.0 million and $20.0 million on the Channel Finance Facility at September 30, 2014 and December 31, 2013, respectively, related to the purchase of inventory from a vendor.

11.                              12-Month Earnings Statement

Pursuant to section 11 of the Securities Act of 1933 and Rule 158 promulgated thereunder, the following is an unaudited earnings statement for the twelve months ended September 30, 2014.

(In thousands)
Net sales	$617,230
Cost of sales	479,273
Gross profit	137,957
Operating expenses	118,484
Earnings from operations	19,473
Gain (loss) on settlement related to StraTech acquisition	265
Interest income (expense), net	33
Earnings before income taxes	19,771
Income tax expense	7,136
Net earnings	$12,635
Net earnings per common share:
Basic	$0.58
Diluted	0.57

12.                               Subsequent Event

On October 18, 2014, we entered into an agreement and plan of merger with Bear Data Solutions, Inc. (“Bear Data”). Our wholly owned subsidiary was merged with and into Bear Data, with Bear Data surviving as a wholly owned subsidiary of Datalink Corporation. Bear Data is primarily an IT services firm, serving California-based customers from offices in San Francisco, San Jose, Irvine and San Diego. A large portion of its revenues is derived from networking products including Cisco wireless, routing and core switches. The aggregate purchase price for Bear Data was approximately $18.5 million, comprised of a $16.8 million cash payment and $1.7 million in our common stock. We will record a one-time acquisition-related charge of approximately $750,000 during the fourth quarter of 2014.

In connection with the acquisition, we issued an aggregate of 125,000 shares of our restricted stock to twelve Bear Data employees. One-half of the restricted shares will vest after two years of service to Datalink and the remaining shares will vest in equal portions at the completion of service during each of years three and four. We issued these restricted shares outside of our stockholder-approved equity plans in accordance with Nasdaq rules for “inducement grants.” We reported the terms of this transaction on our Current Report on Form 8-K filed with the SEC on October 20, 2014 (File No. 000-29758).

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements, (i) the anticipated timing of the acquisition, (ii) the expected impact of the acquisition on Datalink, (iii) Datalink’s plans with respect to the acquired business and (iv) our internal projects of certain anticipated 2014 results, which reflect our views regarding future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers such as us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; success of our enterprise resource planning system; risks associated with integrating completed and future acquisitions (including a failure of anticipated synergies to materialize); the ability to execute our acquisition strategy; fluctuations in our quarterly operating results; market acceptance of our managed services offerings, including first call support services; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of September 30, 2014, we have 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.7	78.6	78.1	77.9
Gross profit	22.3	21.4	21.9	22.1
Operating expenses:
Sales and marketing	9.6	10.4	10.2	10.3
General and administrative	4.1	3.7	3.6	3.8
Engineering	4.6	5.2	4.9	4.8
Integration and transaction costs	—	—	—	—
Amortization of intangibles	0.9	1.3	0.9	1.3
Total operating expenses	19.2	20.6	19.6	20.2
Earnings from operations	3.1%	0.8%	2.3%	1.9%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Product sales	$81,209	$83,756	$262,656	$261,455
Service sales	63,738	55,763	181,206	159,361

Product gross profit	$17,933	$16,650	$56,199	$55,536
Service gross profit	14,400	13,155	41,099	37,663

Product gross profit as a percentage of product sales	22.1%	19.9%	21.4%	21.2%
Service gross profit as a percentage of service sales	22.6%	23.6%	22.7%	23.6%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and nine months ended September 30, 2014, product sales represented 56.0% and 59.2%, respectively, of our total sales compared to 60.0% and 62.1%, respectively, for the comparable periods in 2013. The decrease in dollars in our product sales for the three months ended September 30, 2014 as compared to the same period in 2013 was largely due to a shortfall in our lower margin networking and server orders. The increase in dollars in our product sales for the nine months ended September 30, 2014 as compared to the same period in 2013 reflects continued growth in our customer base including growth in customers with multi-million dollar accounts with us, and market acceptance of our ongoing strategy to service the complete data center.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and nine months ended September 30, 2014, service sales represented 44.0% and 40.8%, respectively, of our total sales compared to 40.0% and 37.9%, respectively, for the comparable periods in 2013. The increase in our service sales for the three and nine months ended September 30, 2014 as compared to the same period in 2013 reflects accelerating momentum for our virtualized data center solutions and increased market acceptance of our more recent services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings. In addition, our newer managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services help companies analyze the impact of cloud deployments on their business.  With the growth in our product sales, we continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our sales for the three and nine months ended September 30, 2014 or 2013. However, our top five customers collectively accounted for 7.7% and 12.3% of our revenues for the three months ended September 30, 2014 and 2013, respectively, and 7.5% and 9.9% of our revenues for the nine months ended September 30, 2014 and 2013, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 22.3% for the quarter ended September 30, 2014, as compared to 21.4% for the comparable quarter in 2013.  Our total gross profit as a percentage of net sales decreased to 21.9% for the nine months ended September 30, 2014, as compared to 22.1% for the comparable period in 2013.  Product gross profit as a percentage of product sales increased to 22.1% in the third quarter of 2014 from 19.9% for the comparable quarter in 2013.  Product gross profit as a percentage of product sales increased to 21.4% for the nine months ended September 30, 2014 from 21.2% for the same period in 2013.  Service gross profit as a percentage of service sales decreased to 22.6% for the third quarter of 2014 from 23.6% for the comparable quarter in 2013.  Service gross profit as a percentage of service sales decreased to 22.7% for the nine months ended September 30, 2014 from 23.6% for the same period in 2013.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Product gross profit as a percentage of product sales for the three and nine months ended September 30, 2014 increased 2.2% and 0.2%, respectively, as compared to the same periods in 2013. Our product margins will fluctuate from quarter to quarter due to product mix and pricing pressure on new orders; however, we expect that our product margins in the current year will be below 2013 levels due primarily to a shift in storage product sales from higher-margin products to lower-margin products, several significant transactions with new customers during the first nine months of 2014 in which competition for the new accounts resulted in lowering our prices to win the business, and to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets. Vendor incentives were $2.3 million and $1.4 million, respectively, for the three month periods ended September 30, 2014 and 2013.  Vendor incentives were $6.0 million and $5.2 million, respectively, for the nine month periods ended September 30, 2014 and 2013.  As a percentage of product cost of goods sold, vendor incentives were 3.5% and 2.1%, respectively, for the three months ended September 30, 2014 and 2013 and 2.8% and 2.5%, respectively, for the nine months ended September 30, 2014 and 2013. These vendor programs constantly change and are negotiated separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for the remainder of 2014 will be approximately 20%.

Service gross profit as a percentage of service sales decreased 1.0% for the three month period ended September 30, 2014 and decreased 0.9% for the nine month period ended September 30, 2014, respectively, as compared to the same periods in 2013.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers and a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2014, and service gross margins will be within the 22% to 24% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $13.9 million, or 9.6% of net sales for the quarter ended September 30, 2014, compared to $14.5 million, or 10.4% of net sales for the third quarter in 2013.  Sales and marketing expenses totaled $45.5 million, or 10.2% of net sales for the nine months ended September 30, 2014, compared to $43.3 million, or 10.3% of net sales for the same period in 2013.

Sales and marketing expenses decreased $569,000 for the three month period ended September 30, 2014 and increased $2.2 million for the nine month period ended September 30, 2014, respectively, as compared to the same periods in 2013.  The decrease for the three months ended September 30, 2014 as compared to the same period in 2013 is due primarily to a decrease of $659,000 in variable compensation. The increase for the nine months ended September 30, 2014 as compared to the same period in 2013 is primarily due to an increase of $2.8 million in salaries and benefits commensurate with the increase in sales and marketing headcount for the 2014 period, partially offset by a decrease of $250,000 in variable compensation.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $5.8 million, or 4.1% of net sales for the quarter ended September 30, 2014, compared to $5.1 million, or 3.7% of net sales for the third quarter in 2013.  General and administrative expenses were $16.0 million, or 3.6% of net sales for the nine months ended September 30, 2014, compared to $15.8 million, or 3.8% of net sales for the same period in 2013.

General and administrative expenses increased $771,000 and remained relatively constant for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase in general and administrative expenses for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to an increase of $412,000 in bonus expense, an increase of $198,000 in software expense, an increase of $194,000 in telephone expense, an increase of $132,000 in depreciation expense and an increase of $127,000 in legal fees, partially offset by a decrease of $498,000 in outside services.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $6.7 million, or 4.6% of net sales for the quarter ended September 30, 2014, compared to $7.3 million, or 5.2% of net sales for the third quarter in 2013.  Engineering expenses were $21.6 million, or 4.9% of net sales for the nine months ended September 30, 2014, compared to $20.4 million, or 4.8% of net sales for the same period in 2013.

Engineering expenses decreased $625,000 and increased $1.2 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  The decrease in engineering expenses for the three months ended September 30, 2014 is primarily due to an increase of $775,000 in engineering recovery expenses commensurate with the increase in sales of our newer managed services and advanced services, partially offset by an increase in salaries, benefits and bonuses of $262,000 commensurate with the increase in engineering headcount during the 2014 period. The increase in engineering expenses for the nine months ended September 30, 2014 is primarily due to an increase in salaries and benefits of $2.0 million commensurate with the increase in engineering headcount during the 2014 period as a result of adding new products and services to address rising market acceptance of unified data centers, partially offset by a decrease of $592,000 in consulting expenses.

Integration and Transaction Costs.  We recorded no integration and transaction costs for the three and nine months ended September 30, 2014. We had $7,000 and $80,000 of integration and transaction costs for the three and nine months ended September 30, 2013, respectively. Integration and transaction expenses in 2013 for our StraTech acquisition included audit, legal, and other outside consulting fees.

Amortization of Intangibles.  We had $1.3 million and $1.8 million of intangible asset amortization expenses for the three months ended September 30, 2014 and 2013, respectively.  We had $4.1 million and $5.6 million of intangible asset amortization expenses for the nine months ended September 30, 2014 and 2013, respectively.  The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The decrease in amortization of intangibles expenses in 2014 as compared to 2013 is primarily due to our use of an accelerated amortization method in amortizing the customer relationships acquired in the StraTech acquisition.

Earnings from Operations.  We had earnings from operations of $4.6 million compared to earnings from operations of $1.2 million for the three months ended September 30, 2014 and 2013, respectively.  We had earnings from operations of $10.1 million compared to earnings from operations of $8.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in earnings from operations for the three months ended September 30, 2014 is primarily the result of increased service revenues due to increased market acceptance of our more recent services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings coupled with a decrease in total operating expenses over the same period. The increase in earnings from operations for the nine months ended September 30, 2014 is primarily a result of increased revenues due to continued growth in our customer base including growth in customers with multi-million dollar accounts with us, market acceptance of our ongoing strategy to service the complete data center, the impact of accelerating momentum for our virtualized data center solutions and increased market acceptance of our more recent services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings.

Income Taxes.  We had income tax expense of $1.0 million and $328,000 for the three months ended September 30, 2014 and 2013, respectively.  We had income tax expense of $3.6 million and $3.1 million for the nine months ended September 30, 2014 and 2013, respectively.  Our estimated effective tax rate after discrete items for the three and nine months ended September 30, 2014 was 22.3% and 32.7%, respectively. For the balance of 2014, we expect to report an income tax provision using an effective tax rate of 35.9%.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Total cash provided by (used in):
Operating activities	$13,601	$16,906
Investing activities	13,685	(47,495)
Financing activities	(5,285)	45,415
Increase in cash and cash equivalents	$22,001	$14,826

Net cash provided by operating activities was $13.6 million and $16.9 million for the nine months ended September 30, 2014 and 2013, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2014 was due primarily to net earnings of $7.4 million and non-cash add backs including depreciation of $1.9 million and amortization of intangibles of $4.1 million. Net cash provided by operating activities for the nine months ended September 30, 2013 was due primarily to net earnings of $4.8 million and non-cash add backs including amortization of intangibles of $5.6 million and depreciation of $1.5 million.

Net cash provided in investing activities was $13.7 million for the nine months ended September 30, 2014 and net cash used in investing was $47.5 million for the nine months ended September 30, 2013, respectively. The primary source of cash for the first nine months of 2014 was from the sale of $81.4 million of trading securities, partially offset by purchases of $66.1 million of trading securities and the purchase of $1.6 million of property and equipment. The primary use of cash for the first nine months of 2013 was for the purchase of $48.2 million of trading securities and the purchase of $2.3 million of property and equipment, partially offset by sales of $3.0 million of trading securities. For the remainder of 2014, we are planning for capital expenditures of up to $750,000 primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash used by financing activities was $5.3 million for the nine months ended September 30, 2014, due mainly to payments on our channel finance facility. Net cash provided by financing activities was $45.4 million for the nine months ended September 30, 2013 and was primarily attributable to $39.0 million of proceeds from our August 2013 stock offering and proceeds of $12.3 million under our channel finance facility, partially offset by $6.0 million of net payments under our Prior Credit Agreement.

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

The amounts outstanding under the Revolving Facility will bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.16% at September 30, 2014).  Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  We are obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility.  The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Credit Agreement terminates on July 17, 2016 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

Of the $40 million maximum borrowing amount available under the combined Channel Finance Facility and Revolving Facility, we had outstanding advances of $15.0 million and $20.0 million on the Channel Finance Facility at September 30, 2014 and December 31, 2013, respectively, related to the purchase of inventory from a vendor. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations and anticipated growth.

OFF-BALANCE SHEET ARRANGMENTS

We do not have any special purpose entities or off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our leases receivable typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these leases receivable, we occasionally finance the equipment associated with our leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements.  As of September 30, 2014, our contractual cash obligations for future minimum lease payments were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2014	$362
2015	2,132
2016	1,730
2017	981
2018	493
Thereafter	108
5,806
Less: Current portion	(2,132)
Long-term leases payable	$3,674

There have been no material changes to our contractual obligations other than the leases payable discussed above, outside the normal course of business, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended September 30, 2014 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 4. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2014	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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