Form 10-K
period 2014-12-31
DATALINK CORP
filed 2015-03-13
CIK 1056923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2014: $198,615,130.

        At March 6, 2015, the number of shares outstanding of the registrant's classes of common stock was 22,825,557.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K.

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

        We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services. We deliver these services through our experienced team. As of December 31, 2014, our team consisted of approximately 230 engineering professional and support services members based throughout the United States.

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

Analysis

        At the beginning of an engagement, we place considerable emphasis on formulating a needs analysis based on each customer's business initiatives, operating environment and current and anticipated unified data center requirements. While our focus is on each customer's unique situation, we bring to each engagement our extensive product knowledge and the experience we have gained from providing data center solutions for over 20 years to customers in numerous industries.

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

Managed Services

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

Scale Existing Locations and Expand into New Locations via Acquisitions

        We continue to scale our existing geographic locations to increase market share, leverage fixed expenses and provide higher quality service levels. We expect to drive this growth by hiring experienced, quality account executives and field engineers to gain sales productivity and field engineering utilization. In the past we have made acquisitions to grow our business including our acquisitions of Midwave Corporation in 2011, Strategic Technologies, Inc. in 2012 and Bear Data Solutions, Inc. in 2014 (each discussed in more detail below). We intend to continue to grow our business via select acquisitions. We seek acquisition targets that align closely with our data center portfolio offerings.

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

  •
  IT resiliency, including business impact analysis, business continuity and disaster recovery plans, data protection strategy and security;

  •
  Residency services, including strategic planning, architectural design and expert implementation; and

  •
  Data security, including data encryption applications, investigation of alternative service delivery models, and incorporation of data security strategies into a customer's disaster recovery business continuity strategy.

        In 2014 and 2013, we made a significant investment in building out our Advanced Services organization and its services portfolio. We hired a leadership team who is very experienced in building a consulting practice within a datacenter infrastructure and integration company. We also added several advanced services offerings and enhanced other offerings. These new offerings along with others previously built, represent a services catalog that provides a revenue and profit stream that is not dependent on product sales or fulfillment. By expanding our consulting methodologies and offerings, building additional sales tools and cross-training our infrastructure organization, we will be able to expand our solution selling capabilities. We believe hiring experienced data center consultants, and providing our sales teams with the tools they need to uncover consulting opportunities, will accelerate consulting services revenues and often times result in additional hardware and software revenues.

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

Segment and Geographic Information

        We do not have any separate reportable segments. In addition, we do not have any material long-lived assets located outside of the United States.

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

        Some of our major suppliers and the products they provide are listed below:

Products	Suppliers
Disk Storage and Flash Storage	EMC Corporation Hitachi Data Systems Corporation NetApp Inc. Nimble Storage, Inc. Oracle Systems Pure Storage, Inc. Quantum Corporation
Tape Automation	Oracle Systems Quantum Corporation Spectra Logic Corporation
Software	NetApp Inc. Palo Alto Networks Symantec Corporation VMware, Inc.
Servers	Cisco Systems, Inc. Dell Inc. Oracle Systems
Switches/Directors/Storage Networking	Cisco Systems, Inc. Brocade Communications Systems, Inc. F5 Networks, Inc. Riverbed Technology, Inc.

        We have not had difficulty in obtaining products that we use in our business from our current suppliers. In addition, we do not rely on one or a few suppliers for the products we use in our business.

Customers

        Customer engagements range from specialized professional assessment and design services, to complex, virtual data center implementations. We also provide hardware and software to our customers on an as-needed basis in order to enable one of our designs or to increase the capacity of their current infrastructures. We serve customers throughout the United States and internationally in a diverse group of data intensive industries. Our broad industry experience enables us to understand application and business issues specific to each customer and to design and implement appropriate networked storage solutions.

        In 2014, 2013, and 2012, we had no customers that accounted for 10% or more of our revenues. However, our top five customers collectively accounted for 7%, 10%, and 11% of our 2014, 2013, and 2012 revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the historical revenue generated by our services.

Sales and Marketing

        We market and sell our products and services throughout the United States and internationally through a direct sales force. In addition to our Minneapolis headquarters, as of December 31, 2014, we had 34 field sales offices, including home offices, in order to efficiently serve our customers' needs.

        Our field account executives and account associates work closely with our technical services team in evaluating the data center project needs of existing and prospective customers and in designing high quality, cost effective solutions. To ensure quality service, we assign each customer a specific field account executive and account associate. Our sales and technical teams generated a total of 315 new customers in 2014 through a combination of acquisitions and organic growth and sold product and services to over 2,200 current customers. Our sales and technical teams generated a total of 440 new customers in 2013 and 452 new customers in 2012.

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

Competition

        Competition for the solutions we provide is fragmented, and we compete with numerous large and small competitors. For data center solutions we compete with other technology infrastructure solution providers and system integrators, and technology value added resellers that focus on providing data center solutions. Our competitors are primarily either resellers that provide solutions using many of the same products from the manufacturers that we represent such as Cisco, EMC, Hitachi, NetApp, Nimble, Pure, Symantec, VMware or they also may provide solutions using other competing manufacturer's products such as IBM, HP and others. We may also compete directly against some of these manufacturers when they are involved in selling to the customer directly.

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

Employees

        As of December 31, 2014, we had a total of 674 employees, all of which are full-time employees. We have no employment agreements with any of our employees, except for Mr. Lidsky, our President and Chief Executive Officer, Mr. Barnum, our Vice President, Finance and Chief Financial Officer and Secretary, Mr. O'Grady, our Chief Operating Officer, and Ms. Hamm, our Executive Vice President,

Human Resources. None of our employees are unionized or subject to a collective bargaining agreement. We have experienced no work stoppages.

Backlog

        We recognize product revenues upon shipment and configure products to customer specifications which generally ship shortly after we receive our customer's purchase order. Customers may change their orders with little or no penalty. However, we do receive some orders late in the quarter that cannot be shipped until the next quarter. In addition, we defer revenues resulting from sales of service contracts and amortize them into operations over the term of the contracts, which are generally twelve months. To a lesser extent, customer constraints, including customer readiness, and the availability of engineering resources may impact when we can complete our installation and configuration services, which represent approximately 7% of our revenues. Therefore, we do experience a backlog of orders. Our backlog, which represents firm orders we expect to recognize as revenue within the next 90 days, was $96.1 million and $77.4 million at December 31, 2014 and 2013, respectively.

Acquisitions

        Bear Data Solutions, Inc.    On October 18, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bear Data Solutions, Inc. ("Bear Data"). Bear Data is primarily an IT services firm, serving California-based and international customers from offices in San Francisco, San Jose, Irvine and San Diego. A significant portion of its revenues is derived from networking products including Cisco wireless, routing and core switches. We recorded an acquisition-related charge of approximately $626,000 during the fourth quarter of 2014.

        The aggregate purchase price for the overall transaction was approximately $13.4 million, including a cash payment of $12.7 million, net of cash acquired, in connection with the merger (the "Preliminary Purchase Price"), which is partially offset by a net working capital receivable from the sellers of $741,000 resulting from the preliminary estimated tangible net asset adjustment as defined by the Merger Agreement. The Preliminary Purchase Price will be subject to certain adjustments to reflect the difference, if any, between the net working capital at closing and target net working capital. An aggregate amount of $2.4 million of the Preliminary Purchase Price was placed into escrow to cover any post-closing adjustment to the Preliminary Purchase Price and indemnification obligations of the securityholders. Pursuant to the Merger Agreement, the sellers of Bear Data are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the sellers' good faith estimate of net tangible assets as set forth in the Merger Agreement.

        We entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement"), also dated as of October 18, 2014, by and among Datalink Corporation, Merger Sub, and three executive securityholders of Bear Data. Under the Common Stock Purchase Agreement, we issued 156,360 shares of our common stock with a value of approximately $1.5 million, net of illiquidity adjustments, to the three Bear Data executives. The $13.4 million aggregate purchase price for the overall transaction discussed above includes the $1.5 million issuance of shares to the executive securityholders of Bear Data. For this purpose, our common stock was valued at the volume-weighted average of the per share trading prices of the Company's common stock as reported through Bloomberg (based on all trades in the Company's common stock and not an average of daily averages) for the 20 consecutive full trading days ending one business day prior to closing. These shares had an aggregate value of $1.7 million, offset by a $192,000 illiquidity adjustment. 75% of the shares issued under the Common Stock Purchase Agreement will not be transferable until the first anniversary of closing.

        The acquisition of San Francisco-based Bear Data will significantly increase our West Coast revenue base to more than $200 million, expand our Cisco expertise into strategically important new areas, and add more than 1,000 new midmarket and enterprise customers to whom we can market our comprehensive portfolio of data center offerings. It will also increase our international sales. Our international revenues comprised 1.4%, 1.0% and 2.0% of our total net sales for the years ended December 31, 2014, 2013, and 2012, respectively. Our results for 2014 reflect the addition of Bear Data in the fourth quarter. Please see Note 2 to our financial statements for further information.

        Strategic Technologies, Inc.    On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and, together with StraTech, the "Sellers of StraTech"). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for an estimated purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of StraTech of approximately $3.3 million, resulting from the preliminary estimated tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers of StraTech.

        Pursuant to the asset purchase agreement, the Sellers of StraTech were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers of StraTech's good faith estimate of net tangible assets as set forth in the asset purchase agreement. We initially recorded a receivable due from the Sellers of StraTech of approximately $4.2 million related to this payment at the acquisition date. The Sellers of StraTech provided us with a "Notice of Disagreement," which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from the Sellers of StraTech of $936,000 and an increase in the purchase price for the same amount as reflected above.

        In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release all 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers of StraTech was deemed to be uncollectible and written down to the estimated realizable value, which was the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. The results for 2013 included a $611,000 charge for the write-down of the account receivable due from the Sellers of StraTech to the fair value of the stock on December 31, 2013 and reported as a non-operating expense on the statement of operations. Based on the value of our common stock on the date of the settlement agreement in January 2014, we recorded a gain before tax of approximately $877,000 during the first quarter of 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

        This acquisition expanded our market share and physical presence across the Eastern seaboard of the United States. The acquisition also allows us to diversify our product offerings from certain manufacturers and expand our high-margin professional and managed services business lines. We expect to experience operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2012, 2013 and 2014 reflect the addition of StraTech during the fourth quarter of 2012. Please see Note 2 to our financial statements for further information.

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

        This acquisition expanded our footprint in Minnesota making us the dominant data center services and infrastructure provider in the region. The acquisition also doubled our Cisco technology and services revenues, expanded our managed services portfolio with the addition of a data center infrastructure monitoring service, added an established security practice including product, services and consulting and doubled the size of our consulting services team. We have experienced operational synergies and efficiencies through the combined general and administrative corporate functions in 2012, 2013 and 2014. Our results for 2012, 2013 and 2014 reflect the addition of Midwave during the fourth quarter of 2011. Please see Note 2 to our financial statements for further information.

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

Executive Officers of the Registrant

        Set forth below are the names, ages and titles of the persons serving as our current executive officers:

Name	Age	Position
Paul F. Lidsky	61	President and Chief Executive Officer
Gregory T. Barnum	60	Vice President, Finance and Chief Financial Officer and Secretary
M. Shawn O'Grady	52	Chief Operating Officer
Patricia A. Hamm	60	Executive Vice President, Human Resources
Denise M. Westenfield	51	Vice President, Controller and Chief Accounting Officer and Assistant Secretary

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

        M. Shawn O'Grady became our Executive Vice President, Field Operations in December 2009 and was appointed as our Chief Operating Officer in November 2013. Prior to joining us, he served Incentra and its affiliates since 2005 in various executive positions, most recently, as its President and Chief Executive Officer. Prior to his employment with Incentra, Mr. O'Grady was employed by Siemens Business Services, the information technology services division of Siemens AG, since 2000 in various capacities including its Senior Vice President and Business Unit General Manager, Consulting and Integration.

        Patricia A. Hamm joined us as Executive Vice President, Human Resources in September 2014. With more than 30 years of leadership experience, Patricia aligns organizational strategies, operations, and employee engagement efforts with the company's growth and market differentiation initiatives. Prior to joining Datalink, Patricia was Vice President of Global Human Resources at Imation Corporation, where she aligned the company's new strategic vision to organizational programs. Her other experience includes senior human resources positions with Petters Group Worldwide, Polaroid Corporation, Fingerhut, Inc., Net Perceptions, Nellcor Puritan Bennett and First Bank Systems (now U.S. Bankcorp). Patricia is chair of the Twin Cities Human Resources Executive Forum, a member of the Society for Human Resource Professionals, serves on the non-profit board for Tubman, and is a past member of the Carlson School International Management Advisory Board.

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

        Our long-term strategy is focused on meeting increased customer demand for integrated IT solutions by leveraging the portfolio of products we offer from leading manufacturers with our own highly customized and innovative services. Our product margins are subject to pricing pressure from our suppliers. In recent years, competition for market share has resulted in increased pricing pressure from these suppliers, reducing the overall profitability of the products we sell. In addition, changes in our product mix, such as the increase in lower-margin networking sales that we have seen in recent years versus higher-margin storage sales, put further pressure on our margins. To offset this decline in product margins, we added or enhanced many of our advanced services offerings in a major investment designed to provide a revenue and profit stream that is not affected by product sales or fulfillment. To successfully execute on this strategy, we need to continue to invest, sell, deliver and expand our services portfolio. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operation and financial results.

Our acquisition strategy poses substantial risks.

        As part of our growth strategy, we made two acquisitions in 2009, one acquisition in October 2011, one acquisition in October 2012, one acquisition in October 2014 and plan to continue to pursue acquisitions in the future. We may not be able to identify suitable acquisition candidates or, if suitable candidates are identified, we may not be able to complete the acquisition on commercially acceptable terms. We may need to raise additional equity to consummate future acquisitions, which may not be feasible, may be on terms we do not consider favorable, would cause dilution to existing investors and could adversely affect our stock price. We also could incur substantial indebtedness in connection with an acquisition, which could decrease the value of our equity. The process of exploring and pursuing acquisition opportunities requires significant management and financial resources, which diverts attention from our core operations.

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

        Several of our key vendors have offered incentive programs to us over the past several years based on our achievement of particular sales levels of their products and early pay discounts. In addition, they have offered margin enhancement programs which provide enhanced discounts for particular products or new customer orders. These programs contributed to our profitability in 2014, 2013, and 2012. We cannot assure that these programs will continue or that the sales quotas for our participation will not increase, adversely affecting our ability to take advantage of the incentives. If for any reason, we cannot obtain the same benefits from incentive programs as in the past, it may significantly impact our profitability in the future.

We derive a significant percentage of our revenues from a small number of customers.

        In 2014, 2013, and 2012, we had no customers that accounted for 10% or more of our revenues. However, our top five customers collectively accounted for 7%, 10%, and 11% of our 2014, 2013, and 2012 revenues, respectively. Because we intend to continue to seek out large projects, we expect that a significant percentage of our revenues will continue to come from a small number of customers, although the composition of our key customers is likely to change from year to year. Current economic conditions likely will continue to adversely affect the number of and size of large projects available for us. If we fail to obtain a growing number of large projects each year, our revenues and profitability will likely be adversely affected. In addition, our reliance on large projects makes it more likely that our revenues and profits will fluctuate unpredictably from quarter to quarter and year to year. Unpredictable revenue and profit fluctuations may make our stock price more volatile and lead to a decline in our stock price.

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

        Our future operating results depend in significant part upon the continued contributions of our executive officers, managers, salespeople, engineers and other technical personnel, many of whom have substantial experience in our industry and would be difficult to replace. Except for our President and Chief Executive Officer, Vice President, Finance and Chief Financial Officer and Secretary, Chief Operating Officer, and Executive Vice President, Human Resources, we do not have employment agreements with our employees. Accordingly, our employees may voluntarily leave us at any time and work for our competitors. Our growth strategy depends in part on our ability to retain our current employees and hire new employees. Any failure to retain our key employees will make it much more difficult for us to maintain our operations and attain our growth objectives and could therefore be expected to adversely affect our operating results, financial condition and stock price.

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

We operate a global business that exposes us to additional risks.

        As a result of our acquisition of Bear Data in October 2014, we now have operations in Australia, Hong Kong, Singapore and the United Kingdom in addition to the United States and we are seeking to further expand our international operations. As of December 31, 2014, we had sold products into 49 countries. Our international revenues comprised 1.4%, 1.0% and 2.0% of our total net sales for the years ended December 31, 2014, 2013, and 2012, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

  •
  difficulties in staffing and managing foreign operations, particularly in new geographic locations;

  •
  challenges in providing solutions across a significant distance, in different languages and among different cultures;

  •
  rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics, and other similar outbreaks or events;

  •
  fluctuations in foreign currency exchange rates;

  •
  compliance with and changes in foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad, including those associated with export controls, tariffs and embargoes, other trade restrictions and antitrust and data privacy concerns;

  •
  seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

  •
  higher costs of doing business internationally;

  •
  protectionist laws and business practices that favor local producers and service providers;

  •
  taxation;

  •
  restrictions imposed by local labor practices and laws on our business and operations;

  •
  workforce uncertainty in countries where labor unrest is more common than in the United States;

  •
  transportation delays; and

  •
  increased payment risk and higher levels of payment fraud.

        A deterioration of global, regional or local political, economic or social conditions could affect potential customers in ways that reduce demand for our solutions and services, disrupt our sales plans and efforts or otherwise negatively impact our business. Acts of terrorism, wars, public health issues and increased energy costs could disrupt commerce in ways that could impair our ability to provide solutions and services to our customers and increase the cost of doing business. We have not undertaken hedging transactions to cover our foreign currency exposure, and changes in foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, a deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

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

        Currently, our executive officers and directors beneficially own approximately 11.7% of our outstanding common stock. Acting together, these insiders may be able to significantly impact the election of our Board of Directors and may have a significant impact on the outcome of all other matters requiring shareholder approval. This voting concentration may also have the effect of delaying or preventing a change in our management or otherwise discourage potential acquirers from attempting to gain control of us. If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition premium in our stock price.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we were the successor in interest to a lease ("the Original Lease") dated August 9, 2010 where Midwave was the tenant. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into a First Amendment to Lease (the "Amendment") to the Original Lease for approximately 32,906 additional square feet of office space ("Expansion Space"), which provided us with approximately 54,000 total square feet available for our operations. We moved our corporate headquarters to this location in March 2012. Under the terms of the Amendment, the term of the Original Lease was extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, which commenced on March 1, 2012. We have the option to extend the term of the Original Lease for an additional five-year term as long as certain conditions are met.

        As a result of our acquisition of StraTech in October 2012, we are the successor in interest to six leases where StraTech was the tenant, with terms extending through October 2015. These facilities provide us with approximately 27,000 additional square feet of office space available for our operations in Georgia, Alabama, North Carolina, Florida, Maryland, and Tennessee.

        As a result of our acquisition of Bear Data in October 2014, we are the successor in interest to seven leases where Bear Data was the tenant, with terms extending through December 2018. These facilities provide us with approximately 20,000 additional square feet of office space available for our operations in California and Nevada.

        As of December 31, 2014, our other 22 leased locations (which house sales and technical staffs) were small to medium-sized offices throughout the United States with terms ending through 2019. Based on our present plans, we believe our current facilities will be adequate to meet our anticipated needs for at least the remaining terms of our respective leases.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$15.64	$10.62
Second Quarter	13.93	8.80
Third Quarter	12.44	9.36
Fourth Quarter	13.60	10.03
Year Ended December 31, 2013
First Quarter	$12.38	$8.50
Second Quarter	11.71	9.72
Third Quarter	14.07	10.99
Fourth Quarter	14.25	10.16

        On March 6, 2015, the closing price per share of our common stock was $11.84. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 6, 2015, there were approximately 120 holders of common stock, including record holders. However, we estimate that our shares are held by over 4,600 beneficial owners.

        We have paid no dividends on our common stock since our initial public offering in 1999. We intend to retain future earnings for use in our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

        We did not purchase any of our securities during 2014, 2013, or 2012.

        On October 18, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bear Data Solutions, Inc. ("Bear Data"). Our wholly owned subsidiary was merged with and into Bear Data, with Bear Data surviving as a wholly owned subsidiary of Datalink Corporation. The aggregate purchase price for the overall transaction was approximately $13.4 million, including a cash payment of $12.7 million, net of cash acquired, in connection with the merger (the "Preliminary Purchase Price"), which is partially offset by a net working capital receivable from the sellers of Bear Data of $741,000 resulting from the preliminary estimated tangible net asset adjustment as defined by the Merger Agreement. In addition, we issued 156,360 shares of our common stock with a value of approximately $1.5 million, net of illiquidity adjustments. The $13.4 million aggregate purchase price for the overall transaction discussed above includes the $1.5 million issuance of shares to the executive securityholders of Bear Data. The Preliminary Purchase Price will be subject to certain adjustments to reflect the difference, if any, between the net working capital at closing and target net working capital. An aggregate amount of $2.4 million of the Preliminary Purchase Price was placed into escrow to cover any post-closing adjustment to the Preliminary Purchase Price and indemnification obligations of the securityholders. Pursuant to the Merger Agreement, the sellers of Bear Data are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the sellers' good faith estimate of net tangible assets as set forth in the Merger Agreement.

        On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and, together with StraTech, the "Sellers of StraTech"). We purchased

StraTech for an estimated purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of StraTech of approximately $3.3 million, resulting from the preliminary estimated tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers of StraTech. The issuance of such shares was exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated under Regulation D because, among other things such issuance does not involve a public offering and the shares were issued solely to an accredited investor.

        Pursuant to the asset purchase agreement, the Sellers of StraTech were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers of StraTech's good faith estimated net tangible assets as set forth in the asset purchase agreement. We initially recorded a receivable due from the Sellers of StraTech of approximately $4.2 million related to this payment at the acquisition date. The Sellers of StraTech provided us with a "Notice of Disagreement," which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release all 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. Based on the value of our common stock on the date of the settlement agreement in January 2014, we recorded a gain before tax of approximately $877,000 during 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

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

Stock Performance Graph

        The graph below shows a comparison for the period commencing on December 31, 2009 and ending on December 31, 2014 of the annual percentage change in the cumulative total shareholder return for our common stock, assuming the investment of $100.00 on December 31, 2009, with the cumulative total shareholder returns for the NASDAQ Composite Index and the Russell 2000 Index, assuming the investment of $100.00 respectively on December 31, 2009. The shareholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, future performance of our common stock. Data for the NASDAQ Composite Index and the Russell 2000 Index assumes reinvestment of dividends. We have never declared or paid dividends on our common stock and have no present plans to do so.

 COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN
Datalink Corporation, The NASDAQ Composite Index
And The Russell 2000 Index

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Datalink Corporation	100.00	107.85	190.76	197.46	251.73	297.92
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95

Item 6.    Selected Financial Data.

        You should read the information below with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements. The statement of operations data for the years ended December 31, 2014, 2013, and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included in this Annual Report. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011, and 2010 are derived from our audited financial statements not included in this Annual Report. We acquired Bear Data in October 2014, StraTech in

October 2012, and Midwave in October 2011. They are included in our financial statements beginning on those dates.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product sales	$380,631	$373,008	$319,041	$245,743	$180,424
Service sales	249,605	221,176	172,161	134,284	113,255

Total net sales	630,236	594,184	491,202	380,027	293,679

Cost of sales:
Cost of product sales	300,852	291,671	248,286	188,384	140,984
Cost of services	192,557	168,655	130,890	100,978	83,951
Amortization of intangibles	—	—	—	1,053	1,108

Total cost of sales	493,409	460,326	379,176	290,415	226,043

Gross profit	136,827	133,858	112,026	89,612	67,636

Operating expenses:
Sales and marketing	61,877	60,842	48,553	38,723	32,353
General and administrative	22,271	20,729	18,227	15,468	14,092
Engineering	29,128	27,536	22,974	17,535	15,652
Other income(6)	—	—	—	(1,127)	(503)
Integration and transaction costs(1)(2)(3)(4)(5)	626	95	359	454	581
Amortization of finite-lived intangibles(1)(2)(3)(4)(5)	6,428	7,251	4,195	1,766	1,483

Total operating expenses	120,330	116,453	94,308	72,819	63,658

Earnings from operations	16,497	17,405	17,718	16,793	3,978
Gain (loss) on settlement related to StraTech acquisition	877	(611)	—	—	—
Interest income	278	76	59	50	14
Interest/other expense, net	(274)	(183)	(56)	(40)	—

Earnings before income taxes	17,378	16,687	17,721	16,803	3,992
Income tax expense	6,297	6,642	7,186	6,958	1,690

Net earnings	$11,081	$10,045	$10,535	$9,845	$2,302

Net earnings per common share:
Basic	$0.51	$0.53	$0.62	$0.62	$0.18
Diluted	$0.50	$0.52	$0.60	$0.61	$0.18
Weighted average shares outstanding:
Basic	21,598	19,078	17,114	15,803	12,801
Diluted	22,039	19,493	17,595	16,213	12,981

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Balance Sheet Data:
Cash and investments	$50,719	$76,085	$10,315	$22,433	$8,988
Working capital	94,673	91,720	34,059	37,881	21,636
Total assets	505,991	433,108	370,393	277,951	176,072
Stockholders' equity	160,686	145,796	95,383	80,185	47,455

(1)
In October 2009, we completed our acquisition of the networking solutions division of Cross. We recorded finite-lived intangibles, consisting of $67,000 for services agreement and $467,000 for certifications, which are amortized over their estimated lives of four years and two years, respectively.

(2)
In December 2009, we acquired the reseller business of Incentra. We recorded finite-lived intangibles, consisting of $263,000 of trademarks, $1.1 million of backlog and $3.8 million of customer relationships, which are amortized over their estimated lives of three years, one year and eight years, respectively. In 2010, we incurred integration costs of $581,000.

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

(4)
In October 2012, we acquired StraTech. Therefore its results of operations are only included from the acquisition date forward. We recorded finite-lived intangibles consisting of $15.9 million of customer relationships, which is amortized over its estimated life of five years. In 2013 and 2012, we incurred integration costs of $95,000 and $359,000, respectively, in conjunction with the acquisition of StraTech.

(5)
In October 2014, we acquired Bear Data. Therefore its results of operations are only included from the acquisition date forward. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of $370,000 of covenants not to compete, $890,000 of trademarks, $7,810,000 million of customer relationships and $452,200 of order backlog having estimated lives of 3 years, 3 years, 6 years and three months, respectively. In 2014, we incurred integration costs of $626,000 in conjunction with the acquisition of Bear Data.

(6)
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

        Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products. Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs. As of December 31, 2014, we had 36 locations, including both leased facilities and home offices, throughout the United States. We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

        Bear Data Solutions, Inc.    On October 18, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bear Data Solutions, Inc. ("Bear Data"). Bear Data is primarily an IT services firm, serving California-based and international customers from offices in San Francisco, San Jose, Irvine and San Diego. A large portion of its revenues is derived from networking products including Cisco wireless, routing and core switches. We recorded an acquisition-related charge of approximately $626,000 during the fourth quarter of 2014.

        The aggregate purchase price for the overall transaction was approximately $13.4 million, including a cash payment of $12.7 million, net of cash acquired, in connection with the Merger (the "Preliminary Purchase Price"), which is partially offset by a net working capital receivable from the sellers of $741,000 resulting from the preliminary estimated tangible net asset adjustment as defined by the Merger Agreement. The Preliminary Purchase Price will be subject to certain adjustments to reflect the difference, if any, between the net working capital at closing and target net working capital. An aggregate amount of $2.4 million of the Preliminary Purchase Price was placed into escrow to cover any post-closing adjustment to the Preliminary Purchase Price and indemnification obligations of the securityholders. Pursuant to the Merger Agreement, the sellers of Bear Data are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the sellers' good faith estimate of net tangible assets as set forth in the Merger Agreement.

        We entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement"), also dated as of October 18, 2014, by and among Datalink Corporation, Merger Sub, and three executive securityholders of Bear Data. Under the Common Stock Purchase Agreement, we issued 156,360 shares of our common stock with a value of approximately $1.5 million, net of illiquidity adjustments, to the three Bear Data executives. The $13.4 million aggregate purchase price for the overall transaction discussed above includes the $1.5 million issuance of shares to the executive securityholders of Bear Data. For this purpose, our common stock was valued at the volume-weighted average of the per share trading prices of the Company's common stock as reported through Bloomberg (based on all trades in the Company's common stock and not an average of daily averages) for the 20 consecutive full trading days ending one business day prior to closing. These shares had an aggregate value of $1.7 million, offset by a $192,000 illiquidity adjustment. 75% of the shares issued under the Common Stock Purchase Agreement will not be transferable until the first anniversary of closing.

        The acquisition of San Francisco-based Bear Data will significantly increase our West Coast revenue base to more than $200 million, expand our Cisco expertise into strategically important new areas, and add more than 1,000 new midmarket and enterprise customers to whom we can market our comprehensive portfolio of data center offerings. It will also increase our international sales. Our international sales comprised 1.4%, 1.0% and 2.0% of our total net sales for the years ended December 31, 2014, 2013, and 2012, respectively. Our results for 2014 reflect the addition of Bear Data for the fourth quarter. Please see Note 2 to our financial statements for further information.

        Strategic Technologies, Inc.    On October 4, 2012, we purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and together with StraTech, the "Sellers of StraTech"). StraTech is an IT services and solutions firm that shares our focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. We purchased StraTech for an estimated purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of StraTech of approximately $3.3 million, resulting from the preliminary estimated tangible net asset adjustment as defined by the asset purchase agreement. In addition, we issued 269,783 shares of our common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers of StraTech.

        Pursuant to the asset purchase agreement, the Sellers of StraTech were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers of StraTech's good faith estimate of net tangible assets as set forth in the asset purchase agreement. We initially recorded a receivable due from the Sellers of StraTech of approximately $4.2 million related to this payment at the acquisition date. The Sellers of StraTech provided us with a "Notice of Disagreement," which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from the Sellers of StraTech of $936,000 and an increase in the purchase price for the same amount as reflected above.

        In January 2014, we reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to us in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers of StraTech was deemed to be uncollectible and written down to the estimated realizable value, which was the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. The results for 2013 included a $611,000 charge for the write-down of the account receivable due from the Sellers of StraTech to the fair value of the stock on December 31, 2013 and reported as a non-operating expense on the statement of operations. Based on the value of our common stock on the date of the settlement agreement in January 2014, we recorded a gain before tax of approximately $877,000 during the first quarter of 2014 as a result of the increase in our stock price from December 31, 2013 to the date we repossessed the shares in escrow.

        This acquisition expanded our market share and physical presence across the Eastern seaboard of the United States. It also allowed us to diversify our product offerings from certain manufacturers and expand our high-margin professional and managed services business lines. We have experienced operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2014, 2013 and 2012 reflect the addition of StraTech for the fourth quarter of 2012. Please see Note 2 to our financial statements for further information.

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

        This acquisition expanded our footprint in Minnesota making us the dominant data center services and infrastructure provider in the region. The acquisition also doubled our Cisco technology and services revenues, expanded our managed services portfolio with the addition of a data center infrastructure monitoring service, added an established security practice including product, services and consulting and doubled the size of our consulting services team. We have realized operational synergies and efficiencies through combined general and administrative corporate functions. Our results for 2014, 2013, and 2012 reflect the addition of Midwave during the fourth quarter of 2011. Please see Note 2 to our financial statements for further information.

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

        Revenue Recognition.    We generally recognize software and hardware revenue upon shipment, installation and configuration services upon completion and customer support contracts ratably over the term of the contract. In late 2013, we began recognizing revenue on certain new professional service contracts that include milestones using a proportional performance method of revenue recognition. Revenues from these fixed price professional service contracts are recognized as services are performed based on the achievement of specified milestones within the contracts and when the customer acknowledges that such criteria have been satisfied. We invoice our customer on these projects as agreed-upon project milestones are achieved and accepted by the customer. Please see Note 1 to our financial statements in Part II, Item 8 of this Annual Report for a more detailed description of our revenue recognition policy.

        Business Combinations.    We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. We allocate the fair value of the purchase price to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability. We classify any remaining fair value of the acquisition as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows we expect to generate with the acquired assets. We amortize certain identifiable, finite-lived intangible assets, such as service agreements, certifications, trademarks, and order backlog, on a straight-line basis over the intangible asset's estimated useful life. We amortize customer relationships using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The estimated useful life of amortizable identifiable intangible assets ranges from three months to eight years. We do not amortize goodwill or other intangible assets we determine to have indefinite lives. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

        During 2014 and 2012, we applied business combination accounting to our acquisitions of Bear Data and StraTech. See Note 2 to our financial statements in Part II, Item 8 of this Annual Report for more information about the application of business combination accounting to these acquisitions.

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

Recent Accounting Pronouncements

        In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We currently do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU No. 2014-09"). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This ASU is intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. We are currently determining our implementation approach and assessing the impact on our consolidated financial statements.

        On January 1, 2014, we adopted Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which was issued to eliminate diversity in practice. This update requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

Results of Operations

        Our sales increased $36.1 million, or 6.1%, to $630.2 million for 2014 as compared to 2013. Our gross profit increased $3.0 million, or 2.2%, to $136.8 million for 2014 as compared to 2013. Our earnings from operations decreased $908,000, or 5.2%, to $16.5 million for 2014 as compared to 2013. The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.3	77.5	77.2

Gross profit	21.7	22.5	22.8

Operating expenses:
Sales and marketing	9.8	10.2	9.9
General and administrative	3.5	3.5	3.7
Engineering	4.6	4.6	4.7
Other income	—	—	—
Integration and transaction costs	0.1	0.0	0.1
Amortization of intangibles	1.1	1.3	0.8

Total operating expenses	19.1	19.6	19.2

Operating earnings	2.6%	2.9%	3.6%

Comparison of 2014, 2013 and 2012

Sales, Gross Profit and Gross Profit Percentage:

        The following table shows, for the periods indicated, sales and gross profit information for our product and service sales.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Product sales	$380,631	$373,008	$319,041
Service sales	249,605	221,176	172,161
Product gross profit	79,779	81,337	70,755
Service gross profit	57,048	52,521	41,271
Product gross profit as a percentage of product sales	21.0%	21.8%	22.2%
Service gross profit as a percentage of service sales	22.9%	23.7%	24.0%

        The following table shows, for the periods indicated, revenues by revenue mix component expressed as a percentage of net sales.

	Year Ended December 31,
	2014	2013	2012
Service	39.7%	37.4%	35.2%
Storage	27.2	33.5	37.6
Networking and servers	22.0	20.4	17.7
Software	10.3	7.6	7.4
Tape	0.8	1.1	2.1

Net sales	100.0%	100.0%	100.0%

        Sales.    Our product sales increased 2.0% in 2014 from 2013 up to $380.6 million and increased 16.9% in 2013 from 2012 up to $373.0 million. Our service sales, which include customer support, consulting and installation services, increased 12.9% in 2014 over 2013 to $249.6 million and increased 28.5% in 2013 over 2012 to $221.2 million. Our 2014 results for both product sales and service sales include revenues of approximately $15.9 million from the acquisition of Bear Data. Our 2014 and 2013 results for both product sales and service sales include a full year of revenue from the StraTech acquisition in late 2012 while our 2012 results for both product sales and service sales include revenues of approximately $13.4 million from the acquisition of StraTech.

        The increase in our product sales in 2014 as compared to 2013 reflects the impact of our Bear Data acquisition in October 2014 and continued growth in our customer base including growth in customers with multi-million dollar accounts with us, partially offset by a decline in our total storage revenues as customers continue to evaluate new technologies such as solid state memory and hyper-converged offerings. The increase in our product sales in 2013 as compared to 2012, respectively, reflects the impact of our StraTech acquisition in October 2012, continued growth in our customer base including growth in customers with multi-million dollar accounts with us, and market acceptance of our ongoing strategy to service the complete data center, as evidenced by increases in our storage and networking product sales. Our storage, server and network sales have increased as part of our strategy to deliver data center hardware, software and services. Our more recent product sales continue to reflect our customers' closer scrutiny of expenditures as they focus more attention on the actual or anticipated impact that current economic conditions may have on the growth and profitability of their businesses. We cannot assure that changes in customer spending or economic conditions will positively impact our future product revenues in 2015.

        The increase in our service sales in 2014 over 2013 included an increase in customer support contract sales of $21.4 million, or 12.2%, over 2013 and an increase in advanced services, managed services and installation and configuration services of $7.0 million, or 15.5%, over 2013. The increase in our service sales in 2013 over 2012 included an increase in customer support contract sales of $36.2 million, or 26.0%, over 2012 and an increase in advanced services, managed services and installation and configuration services of $12.8 million, or 39.3%, over 2012. The increase in our service sales in 2014 as compared to 2013 and 2013 as compared to 2012, respectively, reflects accelerating momentum for our virtualized data center solutions, and major new services offerings, including unified monitoring and managed infrastructure services for the entire multi-vendor virtualized data center offerings and new managed services for backup, monitoring, archiving, cloud backup and cloud enablement services to help companies analyze the impact of cloud deployments on their business. In addition, Bear Data contributed approximately $2.5 million of services revenue subsequent to the acquisition date in October 2014, and StraTech contributed a full year of services revenue during 2013 and approximately $6.5 million of services revenue subsequent to the acquisition date in October 2012. Without sustainable growth in our product sales going forward, we expect that our customer support contracts sales may suffer and we cannot assure that our future customer support contract sales will not decline. In addition, without sustainable growth in our product sales going forward, we cannot assure that we will continue to successfully sell our installation and configuration services.

        We had no single customer account for 10% or greater of either our product or service sales for the years 2014, 2013 or 2012. However, our top five customers collectively accounted for 7%, 10%, and 11% of our 2014, 2013, and 2012 revenues, respectively.

        Gross Profit.    Our total gross profit as a percentage of net sales was 21.7% in 2014, decreasing from 22.5% in 2013 and 22.8% in 2012.

        Product gross profit as a percentage of product sales was 21.0% in 2014 as compared to 21.8% in 2013 and 22.2% in 2012. Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers. Our product gross profit as a percentage of product sales for 2014 over 2013 decreased primarily due to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream. The acquisition of Bear Data in October 2014 made Cisco our largest OEM and contributed to the increase in our networking and server revenue stream during 2014. In future periods, we expect that Bear Data's lower-margin networking sales will be offset by higher-margin sales to the more than 1,000 mid-market and enterprise Bear Data customers that we gained in the acquisition. The decrease in our product gross profit as a percentage of product sales in 2013 was due in part to lower gross margins across all of our hardware vendors and to a decrease in our storage revenues as a percentage of total revenues, which historically has carried higher gross margins. Our networking and server revenue stream increased to 20% of our total revenues in 2013, as compared with 17% in 2012. In addition, our customers are scrutinizing large storage purchases more than they have in the recent past, and we experienced reluctance from some of our vendors to assist with additional discounts in 2014. We expect that as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products that our product gross margins for 2015 will be between 20% and 23%.

        Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets. Achieving these targets contributed favorably to our product gross profit by $9.2 million (3% of product cost of sales), $7.2 million (2% of product cost of sales), and $6.9 million (3% of product cost of sales) in 2014, 2013, and 2012, respectively. These vendor programs constantly change and we negotiate them separately with each vendor. While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.

        Service gross profit as a percentage of service sales was 22.9% in 2014 as compared to 23.7% in 2013 and 24.0% in 2012. In 2014, 2013, and 2012 the decrease in our service gross profit is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new products and services to address rising market acceptance of unified data centers. In addition, we saw a continued increase in the sales of products on which we were not able to sell first call support. These sales generally carry lower gross margins. We estimate that our service gross margins for 2015 will continue to be between 22% and 25%.

Operating Expenses:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Sales and marketing	$61,877	$60,842	$48,553
General and administrative	22,271	20,729	18,227
Engineering	29,128	27,536	22,974
Integration and transaction costs	626	95	359
Amortization of intangibles	6,428	7,251	4,195

Total operating expenses	$120,330	$116,453	$94,308

        Sales and Marketing.    Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses. We expense advertising costs as incurred. Sales and marketing expenses totaled $61.9 million, or 9.8% of net sales for 2014 as compared to $60.8 million, or 10.2% of net sales for 2013 and $48.6 million, or 9.9% of net sales for 2012. The decrease in sales and marketing expenses as a percentage of sales from 2014 to 2013 reflects the improvement in revenues per employee we have realized as part of our growth strategy. The increase in sales and marketing expenses in absolute dollars for 2014 over 2013 reflects an increase in our sales and marketing headcount for the 2014 period, due in part to the Bear Data acquisition, partially offset by a decrease in variable compensation. The increase in sales and marketing expenses in absolute dollars and as a percentage of sales for 2013 over 2012 is due to an increase in our sales and marketing headcount from the StraTech acquisition and higher variable compensation and commissions, commensurate with the increase in sales for 2013. As we continue to selectively hire additional outside sales representatives, our sales and marketing expenses may increase without a commensurate increase in sales.

        General and Administrative.    General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses increased to $22.3 million, or 3.5% of net sales for 2014 as compared to $20.7 million, or 3.5% of net sales for 2013 and $18.2 million, or 3.7% of net sales, for 2012. Our general and administrative expense increased $1.6 million in 2014 compared to 2013, but remained constant as a percentage of sales at 3.5% over the same periods. Our general and administrative expense increased $2.5 million in 2013 compared to 2012, but decreased as a percentage of sales to 3.5% from 3.7% over the same period. The increase in general and administrative expenses for 2014 was primarily due to an increase of $861,000 in expenses for software as a service, an increase of $565,000 in depreciation expenses commensurate with the increase in fixed assets resulting from our acquisitions of Bear Data in October 2014, and increase of $429,000 in telephone and internet expenses related to the increase in headcount during 2014, and an increase of $201,000 in salary and benefit expenses and an increase of $185,000 in employee training expenses commensurate with an increase in headcount, partially offset by a decrease of $858,000 in consulting and outside services. The increase in general and administrative expenses for 2013 was primarily due to an increase of $925,000 in facility and depreciation expenses commensurate with the increase in fixed assets resulting from our acquisition StraTech in October 2012 and an increase of $706,000 in outside services. The constant rate of general and administrative expenses as a percentage of sales from 2014 to 2013 and the decrease in general and administrative expenses as a percentage of sales from 2013 to 2012 reflect the operational synergies and efficiencies we have begun to realize through combined general and administrative corporate functions in 2014, 2013 and 2012.

        Engineering.    Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians. We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of service sales. Engineering expenses increased to $29.1 million, or 4.6% of net sales in 2014 compared to $27.5 million, or 4.6% of net sales in 2013 and $23.0 million, or 4.7% of net sales in 2012. Our engineering expense increased $1.6 million in 2014 but remained constant as a percentage of sales at 4.6% for both periods. The increase in engineering expenses in absolute dollars for 2014 over 2013 is primarily due to an increase in salaries, wages and benefits of $3.7 million commensurate with the increase in engineering headcount from our Bear Data acquisition and the growth of our legacy service lines, partially offset by a decrease of $985,000 in variable compensation and an increase of $2.5 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales. Our engineering expense increased $4.5 million in 2013, but decreased as a percentage of sales to 4.6% from 4.7% over the same period. The increase in engineering expenses in absolute dollars for 2013 over 2012 is primarily due to an increase in salaries, benefits and bonuses of $9.0 million and travel expenses of $894,000 commensurate with the increase in engineering headcount from our StraTech acquisition and an increase of $4.3 million in outside consulting services as a result of adding new products and services to address rising market acceptance of unified data centers. These increases were partially offset by an increase of $10.3 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

        Integration and Transaction Costs.    Integration and transaction expenses include audit, legal and other outside consulting fees related to our Bear Data, StraTech and Midwave acquisitions in 2014, 2012 and 2011, respectively. They also include expenses for transition services agreements with former employees of those companies. We had integration expenses of $626,000, $95,000, and $359,000 in 2014, 2013, and 2012, respectively. Integration expenses we incurred in 2014 were related to the acquisition of Bear Data in October 2014. Integration expenses we incurred in 2013 and 2012 were related to the acquisition of StraTech in October 2012. Integration expenses in 2012 also included audit, legal and other outside consulting fees and expenses for our transition services agreements with former Midwave employees.

        Intangible Amortization.    We had expenses related to the amortization of finite-lived intangible assets of $6.4 million, $7.3 million, and $4.2 million in 2014, 2013, and 2012, respectively. The decrease in amortization of intangibles expenses in 2014 as compared to 2013 is primarily due to our use of an accelerated amortization method in amortizing the customer relationships acquired in the StraTech acquisition. This decrease was partially offset by amortization of intangibles associated with our acquisition of Bear Data. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of 3 years, 3 years, 6 years and three months, respectively. We are amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed. We are amortizing the covenants not to compete, trademarks, and order backlog using the straight-line method. Amortization of intangible assets increased in 2013 and 2012 due to the acquisitions of StraTech, and Midwave. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years. We are amortizing these assets using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our acquisition of Midwave primarily using the straight line method. We expect amortization expense to be approximately $7.3 million in 2015.

        We perform an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that we may not recover the carrying value of such assets. We recognize impairment based on the difference between the fair value of the asset and its carrying value. We generally measure fair value based on discounted cash flow analyses. For 2014, 2013, and 2012, we identified no triggering events that required us to evaluate the impairment of our long-lived assets.

Operating Earnings:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Earnings from operations	$16,497	$17,405	$17,718

        We realized earnings from operations of $16.5 million, $17.4 million, and $17.7 million in 2014, 2013, and 2012, respectively. The decrease in our earnings from operations in 2014 compared to 2013 was due primarily to lower-margin Bear Data business during the fourth quarter and a decline in higher margin storage revenues as a percentage of total revenues, coupled with an increase in sales and marketing, engineering, and general and administrative expenses that are primarily the result of increased headcount during 2014. Our earnings from operations in 2013 and 2012 are a result of our revenues and gross profits as we realized the benefits of our StraTech, and Midwave acquisitions and the implementation of our strategy to sell products and services to support the entire data center.

Income Taxes:

        We had income tax expense of $6.3 million in 2014 which resulted in our estimated effective tax rate of 36.2%. We had income tax expense of $6.6 million in 2013 which resulted in our estimated effective tax rate of 39.8%. We had income tax expense of $7.2 million in 2012 which resulted in our estimated effective tax rate of 40.6%. The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	2014	2013	2012
Tax expense at U.S. statutory rates	35.0%	35.0%	35.0%
State tax expense, net of federal tax effect	3.4	3.3	5.0
Meals and entertainment	1.9	1.7	1.0
Gain on settlement related to StraTech acquisition	(3.8)	—	—
Non-deductible expenses and other	(0.3)	(0.2)	(0.4)

Effective tax rate	36.2%	39.8%	40.6%

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that we will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2014 we had federal and state gross operating carryforwards as a result of the Bear Data acquisition of approximately $1.1 million and $2.4 million, respectively, which will expire between 2033 and 2035 if not fully utilized. As of December 31, 2014, we had federal and state credit carryforwards as a result of the Bear Data acquisition of approximately $0.1 million and $0.1 million, respectively, which will expire between 2031 and 2035 for federal purposes if not fully utilized. For 2014 we recorded approximately $817,000 to equity for tax expenses associated with the exercise of stock options. For 2013 we recorded approximately $885,000 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, we expect to report an income tax provision using an effective tax rate of approximately 40% to 42%.

Quarterly Results

        The following table sets forth our unaudited quarterly financial data for each quarter of 2014 and 2013. We have prepared this unaudited information on the same basis as our audited information. In our opinion, we have made all adjustments (including all normal recurring adjustments) necessary to present fairly the information set forth below. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	2014				2013
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands)
Net sales	$139,535	$159,380	$144,947	$186,374	$133,518	$147,779	$139,519	$173,368
Gross profit	29,482	35,483	32,333	39,529	29,833	33,561	29,805	40,659
Operating earnings (loss)	(413)	5,974	4,564	6,372	1,966	4,936	1,155	9,348
Net earnings	301	3,563	3,546	3,671	1,098	2,904	818	5,225

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

Liquidity and Capital Resources

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Total cash provided by (used in):
Operating activities	$(17,290)	$15,270	$(1,184)
Investing activities	13,294	(53,769)	(13,510)
Financing activities	6,850	53,055	6,062

Increase (decrease) in cash and cash equivalents	$2,854	$14,556	$(8,632)

        We finance our operations and capital requirements primarily through cash flows generated from operations. Our working capital was $94.7 million at December 31, 2014 as compared to $91.7 million at December 31, 2013. At December 31, 2014, our cash and cash equivalents balance was $27.7 million as compared to cash and cash equivalents of $24.9 million at December 31, 2013.

        Cash used in operating activities for 2014 was $17.3 million. Cash used in operating activities for 2014 was primarily impacted by:

  •
  Our net earnings for the year of $11.1 million.

  •
  Non-cash charges of $6.4 million, $4.0 million and $2.7 million for amortization of intangibles, stock compensation expense and depreciation, respectively.

  •
  $41.3 million of cash used for certain working capital items, including a net increase of $30.5 million in accounts receivable, $4.6 million in inventories, and $15.8 million in income tax receivable and a net decrease of $3.6 million in accrued expenses, partially offset by a net increase of $13.2 million in accounts payable.

  •
  A net $4.0 million increase in deferred customer support contracts. While we amortize the revenues from these contracts over the life of the contract, the customer typically pays for the contracts at the beginning of the contract period which favorably impacts our cash flows.

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

        Cash provided by investing activities was $13.3 million in 2014. This amount was comprised of $108.3 million of sales and maturities of trading securities, partially offset by $80.1 million of purchases of trading securities, $12.7 million paid in cash for the acquisition of Bear Data, net of cash acquired, and $2.2 million of purchases of property and equipment. Cash used in investing activities was $53.8 million in 2013. In 2013, our primary use of cash for investing activities was for the purchase of $51.0 million of trading securities and the purchase of $2.7 million of property and equipment. Cash used in investing activities was $13.5 million in 2012. In 2012, our primary use of cash for investing activities was to complete our October 2012 acquisition of StraTech.

        We are planning for approximately $3.0 million of capital expenditures during 2015 primarily related to enhancements to our management information systems, upgraded computer equipment and leasehold improvements.

        Cash provided by financing activities was $6.9 million in 2014, primarily due to $7.7 million of proceeds from our line of credit in 2014. Cash provided by financing activities was $53.1 million in 2013. This was primarily attributable to $39.0 million of proceeds from our August 2013 stock offering and proceeds of $20.0 million under our floor plan line of credit, partially offset by $6.0 million of net payments under our Prior Credit Agreement. On August 8, 2013, we entered into an underwriting agreement relating to the public offering of 3,300,000 shares of our common stock at a price to the public of $11.00 per share, less underwriting discounts. In addition, we granted the underwriters a 30-day option to purchase up to an additional 495,000 shares at $11.00 per share to cover over-allotments, if any. On August 14, 2013, we completed the offering of 3,795,000 shares of common stock at a price to the public of $11.00 per share. The number of shares sold in the offering includes the underwriters' full exercise of their over-allotment option. Cash provided by financing activities was $6.1 million in 2012, primarily due to $6.0 million of borrowings on our line of credit in 2012.

        On July 17, 2013, we entered into a Credit Agreement ("Credit Agreement") with Castle Pines Capital LLC ("CPC"), an affiliate of Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided for a channel finance facility ("Channel Finance Facility") and a revolving facility ("Revolving Facility" and, together with the Channel Finance Facility, "Combined Facility") in a maximum combined aggregate amount of $40 million. On January 13, 2015, we entered into the First Amendment to Credit Agreement (the "Amended Agreement"), which provides an increase of $10 million to our Combined Facility for a maximum combined aggregate borrowing amount of $50 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $50 million minus the amount outstanding under the Channel Finance Facility or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC's ability to impose reserves in the future. The Channel Finance Facility will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

        The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo's one-month LIBOR rate (approximately 0.17% at December 31, 2014). Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

        The Amended Agreement contains customary representations, warranties, covenants and events of default, including but not limited to, covenants restricting our ability to (i) grant liens on our assets, (ii) make certain fundamental changes, including merging or consolidating with another entity or making any material change in the nature of our business, (iii) make certain dividends or distributions, (iv) make certain loans or investments, (v) guarantee or become liable in any way on certain liabilities or obligations of any other person or entity, or (vi) incur certain indebtedness.

        The Credit Agreement contained certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000. The Amended Agreement made modifications to those covenants, including (i) an increase of $10 million to the minimum tangible net worth requirement for a total minimum tangible net worth requirement of at least $30 million, (ii) deletion of the maximum funded debt to EBITDA ratio, and (iii) replacement of the minimum quarterly net income requirement with a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

        Of the $40 million maximum borrowing amount available at December 31, 2014 under the combined Channel Finance Facility and Revolving Facility, we had outstanding advances of $27.7 million and $20.0 million on the Channel Finance Facility at December 31, 2014 and 2013, respectively, related to the purchase of inventory from a vendor.

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

Contractual Obligations and Commitments

        As of December 31, 2014, our contractual cash obligations consisted of future minimum lease payments due by period under non-cancelable operating leases, amounts due under non-cancelable capital leases, and amounts due under our line of credit agreement as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$6,626	$2,191	$3,757	$678	$—
Capital lease obligations	5,597	2,319	3,215	63	—
Amount due under line of credit agreement	27,656	27,656	—	—	—

Total	$39,879	$32,166	$6,972	$741	$—

        We have classified the amount due under our line of credit agreement as a current liability within the balance sheet as we intend to pay off the balance within the next 12 months.

        As a result of our acquisition of certain assets of Midwave in October 2011, as tenant, we are the successor in interest to the Original Lease. The Original Lease was for 20,851 square feet of office space. In December 2011, we entered into the Amendment to the Original Lease for the Expansion Space, which provided us with approximately 54,000 total square feet available for our operations. We moved our corporate headquarters to this new location in March 2012. Under the terms of the Amendment, the term of the Original Lease is extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, commencing on March 1, 2012. We have the option to extend the term of the Original Lease for an additional five-year term as long as certain conditions are met.

        As a result of our acquisition of StraTech in October 2012, we are the successor in interest to six leases where StraTech was the tenant, with terms extending through October 2015. These facilities provide us with approximately 27,000 additional square feet of office space available for our operations in Georgia, Alabama, North Carolina, Florida, Maryland, and Tennessee.

        As a result of our acquisition of Bear Data in October 2014, we are the successor in interest to seven leases where Bear Data was the tenant, with terms extending through December 2018. These facilities provide us with approximately 20,000 additional square feet of office space available for our operations in California and Nevada.

        We periodically enter into purchase commitments with our suppliers under customary purchase order terms. We would recognize any significant losses implicit in these contracts in accordance with generally accepted accounting principles. At December 31, 2014, we were not obligated to purchase any goods or services from our suppliers and no such losses existed.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years. We cannot assure you that inflation will not adversely affect our business in the future.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short term instruments. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management transactions.

        The following discusses our exposure to market risk related to changes in interest rates, foreign exchange rates and equity prices.

        Interest rate risk.    As of December 31, 2014, we had $23.0 million in short term investments and $27.7 million in short term debt. The impact on the income before income taxes of a 1% change in short term interest rates would be approximately $47,000 based on our short term investments and short term debt balances as of December 31, 2014.

        Foreign currency exchange rate risk.    We have foreign currency risk related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, the British Pound, and the Canadian Dollar. Accordingly, changes in exchange rates may negatively affect our revenue and net income as expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions. To date, the impact of foreign currency exchange rate changes on our revenues and net income have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

        Equity price risk.    We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Datalink Corporation

        We have audited the accompanying consolidated balance sheets of Datalink Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datalink Corporation as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Datalink Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 13, 2015

DATALINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$27,725	$24,871
Short term investments	22,994	51,214
Accounts receivable, net	171,531	130,380
Net working capital receivable from acquisition	741	—
Lease receivable	2,482	866
Inventories, net	5,447	4,120
Current deferred customer support contract costs	106,497	89,304
Inventories shipped but not installed	20,035	16,000
Income tax receivable	4,194	—
Other current assets	3,563	1,279

Total current assets	365,209	318,034
Property and equipment, net	7,244	6,722
Goodwill	48,016	37,780
Finite-lived intangibles, net	16,603	13,509
Deferred customer support contract costs non-current	58,484	49,044
Deferred taxes	5,660	7,116
Long-term lease receivable	4,016	510
Other assets	759	393

Total assets	$505,991	$433,108

Liabilities and Stockholders' Equity
Current liabilities:
Floor plan line of credit	$27,656	$19,977
Accounts payable	86,266	60,421
Lease payable	2,319	409
Accrued commissions	5,334	7,133
Accrued sales and use taxes	4,117	2,067
Accrued expenses, other	7,730	8,033
Income tax payable	—	11,586
Deferred taxes	1,982	1,694
Customer deposits	3,325	4,240
Current deferred revenue from customer support contracts	131,061	110,567
Other current liabilities	746	187

Total current liabilities	270,536	226,314
Deferred revenue from customer support contracts non-current	70,663	59,576
Long-term lease payable	3,278	466
Other liabilities non-current	828	956

Total liabilities	345,305	287,312

Commitments and contingencies (Notes 6, 7, 8, 10 and 11)
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,876,753 and 22,785,422 shares issued and outstanding as of December 31, 2014 and 2013, respectively	23	23
Additional paid-in capital	115,048	111,239
Retained earnings	45,615	34,534

Total stockholders' equity	160,686	145,796

Total liabilities and stockholders' equity	$505,991	$433,108

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales:
Product sales	$380,631	$373,008	$319,041
Service sales	249,605	221,176	172,161

Total net sales	630,236	594,184	491,202
Cost of sales:
Cost of product sales	300,852	291,671	248,286
Cost of services	192,557	168,655	130,890

Total cost of sales	493,409	460,326	379,176

Gross profit	136,827	133,858	112,026
Operating expenses:
Sales and marketing	61,877	60,842	48,553
General and administrative	22,271	20,729	18,227
Engineering	29,128	27,536	22,974
Integration and transaction costs	626	95	359
Amortization of intangibles	6,428	7,251	4,195

Total operating expenses	120,330	116,453	94,308

Earnings from operations	16,497	17,405	17,718
Other income (expense):
Gain (loss) on settlement related to StraTech acquisition	877	(611)	—
Interest income	278	76	59
Interest/other expense, net	(274)	(183)	(56)

Net earnings before income taxes	17,378	16,687	17,721
Income tax expense	6,297	6,642	7,186

Net earnings	$11,081	$10,045	$10,535

Net earnings per common share:
Basic	$0.51	$0.53	$0.62
Diluted	$0.50	$0.52	$0.60
Weighted average common shares outstanding:
Basic	21,598	19,078	17,114
Diluted	22,039	19,493	17,595

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balances, December 31, 2011	17,911	$18	$66,213	$13,954	$80,185
Net earnings	—	—	—	10,535	10,535
Stock option and restricted stock expense	578	1	2,575	—	2,576
Excess tax benefit from stock compensation	—	—	780	—	780
Tax withholding payments reimbursed by restricted stock	(127)	—	(1,065)	—	(1,065)
Common shares issued under exercise of stock options	95	—	347	—	347
Issuance of common stock for StraTech acquisition	270	—	2,025	—	2,025

Balances, December 31, 2012	18,727	19	70,875	24,489	95,383
Net earnings	—	—	—	10,045	10,045
Stock option and restricted stock expense	333	—	4,049	—	4,049
Excess tax benefit from stock compensation	—	—	885	—	885
Tax withholding payments reimbursed by restricted stock	(100)	—	(1,080)	—	(1,080)
Common shares issued under exercise of stock options	30	—	252	—	252
Issuance of common stock for secondary offering, net of offering costs	3,795	4	39,017	—	39,021
Stock receivable from settlement of StraTech acquisition	—	—	(2,647)	—	(2,647)
Measurement period adjustments for StraTech acquisition	—	—	(112)	—	(112)

Balances, December 31, 2013	22,785	23	111,239	34,534	145,796
Net earnings	—	—	—	11,081	11,081
Stock option and restricted stock expense	302	—	4,041	—	4,041
Excess tax benefit from stock compensation	—	—	817	—	817
Tax withholding payments reimbursed by restricted stock	(146)	—	(1,735)	—	(1,735)
Common shares issued under exercise of stock options	23	—	89	—	89
Issuance of common stock for Bear Data acquisition	156	—	1,474	—	1,474
Forfeiture of common stock related to StraTech acquisition	(243)	—	(877)	—	(877)

Balances, December 31, 2014	22,877	$23	$115,048	$45,615	$160,686

The accompanying notes are an integral part of these financial statements.

DATALINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$11,081	$10,045	$10,535
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Change in fair value of short term investments	5	(187)	—
Provision (benefit) for bad debts	(152)	115	(6)
Depreciation	2,667	2,102	1,627
Amortization of finite-lived intangibles	6,428	7,251	4,195
(Gain) loss on settlement related to StraTech acquisition	(877)	611	—
Deferred income taxes	(1,278)	(9,985)	262
Stock based compensation expense	4,041	4,049	2,576
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and leases receivable, net	(30,471)	12,909	(31,544)
Inventories	(4,587)	(8,782)	177
Deferred customer support contract costs/revenues, net	4,033	7,630	4,440
Accounts payable and leases payable	13,150	(23,420)	2,943
Accrued expenses	(3,588)	(814)	4,629
Income tax payable (receivable), net	(15,780)	14,016	(2,025)
Other	(1,962)	(270)	1,007

Net cash (used in) provided by operating activities	(17,290)	15,270	(1,184)

Cash flows from investing activities:
Maturities of short term investments	—	—	1,192
Sales and maturities of trading securities	108,292	—	2,294
Purchases of trading securities	(80,077)	(51,027)	—
Purchases of property and equipment	(2,214)	(2,742)	(3,824)
Payment for acquisitions, net of cash acquired	(12,707)	—	(13,172)

Net cash provided by (used in) investing activities	13,294	(53,769)	(13,510)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	—	(6,000)	6,000
Net proceeds from floor plan line of credit	7,679	19,977	—
Proceeds from stock offering, net of offering costs	—	39,021	—
Excess tax benefit from stock compensation	817	885	780
Tax withholding payments reimbursed by restricted stock	(1,735)	(1,080)	(1,065)
Proceeds from issuance of common stock from stock option exercise	89	252	347

Net cash provided by financing activities	6,850	53,055	6,062

Increase (decrease) in cash and cash equivalents	2,854	14,556	(8,632)
Cash and cash equivalents, beginning of period	24,871	10,315	18,947

Cash and cash equivalents, end of period	$27,725	$24,871	$10,315

Supplementary cash flow information:
Cash paid for income taxes	$22,579	$1,738	$8,191
Cash received for income tax refunds	$99	$11	$25
Cash paid for interest expense	$278	$154	$25
Supplementary non-cash investing and financing activities:
Stock issued as consideration for acquisition	$1,474	$—	$2,025
Stock receivable for settlement of StraTech acquisition	$—	$2,647	$—
Receivable due from seller of Bear Data	$741	$—	$—
See Note 2 for non-cash information on the Company's acquisitions

The accompanying notes are an integral part of these financial statements.

 DATALINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

  Description of Business:

        Datalink Corporation provides solutions and services that help make data centers more efficient, manageable and responsive to changing business needs. Focused on midsize and large companies, we help companies migrate from physical to virtual data centers, ensure data protection and optimize enterprise networks. The Company derives its revenues principally from designing, installing and supporting data center solutions. The Company's solutions and services span four practices: consolidation and virtualization of data center infrastructures; enhanced data protection; advanced network infrastructures; and business continuity and disaster recovery solutions. Datalink is frequently engaged to consult and provide assistance in the installation of data center solutions and to provide support services subsequent to the installation.

  Recently Issued and Adopted Accounting Standard:

        In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company currently does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.

        In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU No. 2014-09"). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This ASU is intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements.

        On January 1, 2014, the Company adopted Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which was issued to eliminate diversity in practice. This update requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

  Principles of Consolidation:

        The accompanying consolidated financial statements include the Company's consolidated accounts after elimination of intercompany balances and transactions. The consolidated financial statements also include the accounts of all investments in which the Company, either through direct or indirect ownership, have more than a 50% interest or significant influence over the management of those entities.

  Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the reserve for doubtful accounts, reserve for obsolete and slow moving (excess) inventory and impairment analysis of goodwill and long-lived assets. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

        Cash equivalents consist principally of money market funds with original maturities of three months or less, are readily convertible to cash and are stated at cost, which approximates fair value. The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. In addition, the Company had cash in foreign bank accounts of approximately $64,000 and $0, respectively, at December 31, 2014 and 2013. The Company has not experienced any losses in such accounts.

  Short term Investments:

        The Company's short term investments consist principally of commercial paper, corporate bonds and interest-bearing CDs. The Company categorizes these investments as trading securities and record them at fair value. The Company classifies investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year generally as short term investments; and investments with maturities of greater than one year from the date of purchase generally as long term investments.

  Accounts Receivable, net:

        The Company carries accounts receivable at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history and current economic conditions. The Company writes off accounts receivable when deemed uncollectible, which is generally in excess of a year past due provided it has no additional information to suggest it should continue to expect customer payment. The Company records recoveries of accounts receivable previously written off when received.

        The Company recorded accounts receivable net of the reserve for doubtful accounts of $460,000 and $331,000 at December 31, 2014 and 2013, respectively.

  Concentration of Credit Risk:

        The Company had no customers that comprised more than 10% of its net sales in 2014, 2013, or 2012. However, the Company's top five customers collectively accounted for 7%, 10%, and 11% of its 2014, 2013, and 2012 revenues, respectively.

  Inventories:

        Inventories, including inventories shipped but not installed, principally consist of data storage products and components, valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) method. The Company reduced inventories for obsolete and slow moving reserves by $87,000 and $89,000 at December 31, 2014 and 2013, respectively.

  Property and Equipment:

        The Company states property and equipment, including purchased software, at cost. The Company provides for depreciation and amortization by charges to operations using the straight-line method over the estimated useful lives of the assets (ranging from 2 to 10 years). The Company amortizes leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. The Company removes the costs and related accumulated depreciation and amortization on asset disposals from the accounts and include any gain or loss in operating expenses. The Company capitalizes major renewals and betterments, but charge maintenance and repairs to current operations when incurred.

	December 31,
	2014	2013
	(in thousands)
Property and equipment:
Construction in process	$445	$725
Leasehold improvements	2,479	2,443
Furniture and fixtures	2,725	2,482
Equipment	9,041	7,260
Computers and software	6,601	5,433

	21,291	18,343
Less accumulated depreciation and amortization	(14,047)	(11,621)

	$7,244	$6,722

  Goodwill:

        The Company assesses the carrying amount of its goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. The Company has only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by the Company's chief operations decision maker. Accordingly, the Company completes its goodwill impairment testing on this single reporting unit. The Company's measurement date is December 31st of each year.

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment. If there is an indication of possible impairment, the Company must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the Company's market capitalization with the carrying value of its net assets. If the Company's total market capitalization is at or below the carrying value of its net assets, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any. The Company considers goodwill impairment test estimates critical due to the amount of goodwill recorded on its balance sheet and the judgment required in determining fair value amounts. At each of December 31, 2014 and 2013, the Company determined that its goodwill was not impaired.

  Valuation of Long-Lived Assets:

        The Company performs an impairment test for finite-lived assets and other long-lived assets, such as property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the Company may not recover the carrying value of such assets. The Company recognizes impairment based on the difference between the fair value of the asset and its carrying value. The Company generally measures fair value based on discounted cash flow analyses. For 2014 and 2013, the Company identified no triggering events that required us to evaluate the impairment of its long-lived assets.

  Stock Compensation Plans:

        The Company utilizes the fair value method of accounting to account for share-based compensation awards. This requires Datalink to measure and recognize in its statements of operations the expense associated with all share-based payment awards made to employees and directors based on estimated fair values. The Company uses the Black-Scholes model to determine the fair value of share-based payment awards. Stock-based compensation expense was $4.0 million, $4.0 million, and $2.6 million for 2014, 2013, and 2012, respectively.

  Income Taxes:

        The Company calculates income taxes using the asset and liability method of accounting for income taxes. Under the liability method, the Company records deferred income taxes to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which it expects these items to affect taxable income. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount it expects more likely than not to realize. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Uncertain Tax Positions:

        The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the Company will sustain the position on audit, including resolution of related appeals or litigation processes. The second step measures the tax benefit as the largest amount more than 50% likely of being realized upon ultimate settlement. Included in the balance of unrecognized tax benefits at December 31, 2014 are potential benefits of $236,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2014 will change significantly in the next 12 months. At December 31, 2013, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. The Company has no accrued interest and penalties as of December 31, 2014 and 2013. To the extent the company accrues interest and penalties, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

  Revenue Recognition:

        Product Sales.    The Company sells software and hardware products on both a "free-standing" basis without any services and as data center solutions bundled with installation and configuration services ("bundled arrangements"). Under either arrangement, the Company recognizes revenue from the sales of products, primarily hardware and essential software, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In customer arrangements where a formal acceptance of products is required by the customer, revenue is recognized upon meeting such acceptance criteria.

        Service Sales.    In addition to installation and configuration services provided by us or third party vendors as part of its bundled arrangements, the Company's service sales include postcontract customer support ("PCS") and consulting services. On the Company's balance sheet, deferred revenue relates to PCS for which customers have paid or have been invoiced but for which the Company has not yet recognized the applicable services revenue. Revenue from extended service contracts is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed when sold on a stand-alone basis. The Company's service sales include customer support contracts and consulting services.

  Postcontract Customer Support Contracts.    When the Company sells hardware and/or software products to its customers, it enter into service contracts with them. These contracts are support service agreements. A majority of the time, the Company's internal support desk first assists the customer by performing an initial technical triage to determine the source of the problem and whether we can direct the customer on how to fix the problem. If the Company's internal support desk cannot solve the problem, it transfers the customer to the manufacturer or its designated service organization.

  When the Company does not provide "first call" assistance, usually because the manufacturer has not authorized us to do so, the Company's customers call the manufacturer or its designated service organization directly for both the initial technical triage and any follow-up assistance. If the customer calls the Company first, we transfer the customer to the third party.

  In both scenarios above, the Company purchases third party support contracts from the manufacturers for their services. In accordance with the Company's agreements, and consistent with standard industry practice, the Company prepays the third party based on its "list price" for maintenance on the specific hardware or software products the Company has sold, less the Company's negotiated discounts with the third party. Terms are generally net 30 days. If the Company provides the initial "first call" services, its discounts off of list price are more substantial. In all cases, the Company is the primary obligor in the transaction. The customer ultimately holds the Company responsible for fulfillment of the third party support contracts and we bear credit risk in the event of nonpayment by the customer.

  The Company reports customer support contract revenue on a gross basis as there are sufficient indicators in accumulation that we should be reporting these revenues on a gross basis in accordance with ASC Topic 605-45, Reporting Revenue Gross as a Principle versus Net as an Agent. The Company usually presents quotations for maintenance arrangements to its customers without differentiating as to whether the Company, or a third party, are providing the service. Accordingly, the Company is, from its customers' perspectives, the primary obligor on its maintenance arrangements. The Company directly enters into the agreements with its customers to provide maintenance services. In all cases, the Company sets the price to its customer for the maintenance arrangements, whether or not the Company provides its first call services, and bills its customers for the maintenance arrangement. The Company owes various third parties regardless of whether it collects from its customer. The Company is also contractually obligated to provide or arrange to provide these underlying support services to its customers in the unlikely event that the manufacturer or its designated service organization, fails to perform according to the terms of Datalink's contract.

  When the Company sells a service contract as part of a bundled arrangement, it uses vendor specific objective evidence ("VSOE") to allocate revenue to the service contract element. In all cases, the Company defers revenues and incremental direct costs resulting from obtaining its service contracts and amortizes them into operations over the term of the contracts, which are generally twelve months. The Company defers customer support costs as allowed under ASC Topic 605-10-S99 based on the guidance in ASC Topic 605-20. The deferred costs it capitalizes consist of direct and incremental costs it prepays to third parties for direct support to its customers under its contract terms. The Company defers its customer support contract revenues and their related costs because significant obligations remain after contract execution. For example, the Company provides routine help desk assistance to its customers and assists them in contacting the Company's vendors for additional support services.

  Consulting Services.    Some customers engage the Company to analyze their existing data center architectures and offer recommendations. Other customers engage the Company to assist them on-site with extended data center infrastructure projects, to support their data center environments and to help with long-term data center design challenges. For these types of consulting services that do not include the sale of hardware or software products, the Company recognizes revenues as it performs these services.

        Multiple Element Arrangements. In October 2009, the FASB amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amended industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality, or what the Company refers to as essential software. The Company also sell non-essential software, which continues to be in the scope of ASC 985-605. ASU 2009-13 amended the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also required an entity to allocate revenue using the relative selling price method.

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

        In certain instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequent sales of each element separately, not pricing products within a narrow range, or only having a limited sales history. The Company has not consistently established VSOE for any of its products or services, except for PCS.

        When VSOE cannot be established, the Company attempts to determine the standalone selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company's strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products' selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

        Since the Company is typically unable to determine VSOE or TPE, the Company uses BESP in its allocation of the arrangement consideration where VSOE or TPE do not exist. Therefore, revenue from these multiple-element arrangements is allocated based on BESP, except for PCS which is allocated based on VSOE. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. The Company determines BESP for product or service using a cost-plus margin approach. When establishing the methodology used to calculate BESP the Company also considered multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by management.

        The Company regularly reviews VSOE, TPE and BESP and maintains internal controls over the establishment and updates of these estimates. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

        The Company evaluates each deliverable in an arrangement to determine whether it represents a single unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in the Company's control, the delivered element would also constitute a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combined unit as a single unit of accounting. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.

        The Company's multiple-element product offerings include networking hardware with embedded software products, professional services, and PCS, which are considered separate units of accounting. Pursuant to the guidance in ASU 2009-13, when a sales arrangement contains multiple elements, such as products, essential software, PCS and/or professional services, the Company will allocate revenues to each element based on the aforementioned selling price hierarchy.

        In multiple-element arrangements that include software that is not essential to the functionality of the products, revenue is initially allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Since non-essential software deliverables are in the scope of ASC 985-605, VSOE must exist to account for the non-essential software deliverables as separate units of accounting from one another and further allocate the originally allocated non-essential software fee among the individual non-essential software deliverables. Since the Company was only able to establish VSOE for PCS, the amount allocated to the other non-essential software deliverables would be based on the residual method of allocation using VSOE for PCS. This allocated revenue is recognized once all non-essential software deliverables other than PCS are delivered.

        In 2013, the Company began recognizing revenue on certain new professional service contracts that include milestones using a proportional performance method of revenue recognition. Revenues from these fixed price professional service contracts are recognized as services are performed based on the achievement of specified milestones within the contracts and when the customer acknowledges that such criteria have been satisfied. The Company invoices its customer on these projects as agreed-upon project milestones are achieved and accepted by the customer. The Company recognized approximately $6.5 million and $1.2 million, respectively, of services revenues under this method during 2014 and 2013.

  Net Earnings Per Share:

        The Company computes basic net earnings per share using the weighted average number of shares outstanding. Diluted net earnings per share include the effect of common stock equivalents, if any, for each period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive. The following table computes basic and diluted net earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net earnings	$11,081	$10,045	$10,535

Basic:
Weighted average common shares outstanding	21,598	19,078	17,114

Net earnings per share—basic	$0.51	$0.53	$0.62

Diluted:
Shares used in the computation of basic net earnings per share	21,598	19,078	17,114
Employee and non-employee director stock options	170	163	164
Restricted stock that has not vested	271	252	317

Shares used in the computation of diluted net earnings per share	22,039	19,493	17,595

Net earnings per share—diluted	$0.50	$0.52	$0.60

        The Company excluded the following restricted stock grants that have not vested from weighted average common shares outstanding used in the computation of basic net earnings per share:

	Year Ended December 31,
	2014	2013	2012
Restricted stock that has not vested	1,278,680	3,707,641	1,612,362

        The Company excluded the following restricted stock grants that have not vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Non-vested common stock	37,163	61,000	9,000

  Fair Value of Financial Instruments:

        Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of December 31, 2014.

        The fair value of the Company's financial instruments, including cash and cash equivalents, short term investments, accounts receivable, leases receivable, accounts payable, leases payable, line of credit and accrued expenses, approximate cost because of their short maturities.

        The Company uses the three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

  •
  Level 1—Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

  •
  Level 2—Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

  •
  Level 3—Significant unobservable inputs that the Company cannot corroborate by observable market data and thus reflect the use of significant management judgment. The Company generally determines these values using pricing models based on assumptions its management believes other market participants would make.

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the Company determines the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth, by level within the fair value hierarchy, the accounting of the Company's financial assets and/or liabilities at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair value(s):

(In thousands)	Total at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Cash and cash equivalents	$27,725	$27,725	$—	$—
Short term investments	22,994	3,000	19,994	—

Total assets measured at fair value	$50,719	$30,725	$19,994	$—

At December 31, 2013:
Cash and cash equivalents	$24,871	$24,871	$—	$—
Short term investments	51,214	15,239	35,975	—

Total assets measured at fair value	$76,085	$40,110	$35,975	$—

  Advertising Costs:

        Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs included in sales and marketing expense for 2014, 2013, and 2012 were $616,000, $683,000, and $559,000, respectively.

2.     Acquisitions:

  Bear Data Solutions, Inc.

        On October 18, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bear Data Solutions, Inc. ("Bear Data"). Bear Data is primarily an IT services firm, serving California-based and international customers from offices in San Francisco, San Jose, Irvine and San Diego. A significant portion of its revenues is derived from networking products including Cisco wireless, routing and core switches. The Company recorded an acquisition-related charge of approximately $626,000 during the fourth quarter of 2014.

        The aggregate purchase price for the overall transaction was approximately $13.4 million, including a cash payment of $12.7 million, net of cash acquired, in connection with the merger (the "Preliminary Purchase Price"), which is partially offset by a net working capital receivable from the sellers of $741,000 resulting from the preliminary estimated tangible net asset adjustment as defined by the Merger Agreement. The Preliminary Purchase Price will be subject to certain adjustments to reflect the difference, if any, between the net working capital at closing and target net working capital. An aggregate amount of $2.4 million of the Preliminary Purchase Price was placed into escrow to cover any post-closing adjustment to the Preliminary Purchase Price and indemnification obligations of the securityholders. Pursuant to the Merger Agreement, the sellers of Bear Data are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the sellers' good faith estimate of net tangible assets as set forth in the Merger Agreement.

        The Company entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement"), also dated as of October 18, 2014, by and among Datalink Corporation, Merger Sub, and three executive securityholders of Bear Data. Under the Common Stock Purchase Agreement, the Company issued 156,360 shares of its common stock with a value of approximately $1.5 million, net of illiquidity adjustments, to the three Bear Data executives. The $13.4 million aggregate purchase price for the overall transaction discussed above includes the $1.5 million issuance of shares to the executive securityholders of Bear Data. For this purpose, the Company's common stock was valued at the volume-weighted average of the per share trading prices of its common stock as reported through Bloomberg (based on all trades in the Company's common stock and not an average of daily averages) for the 20 consecutive full trading days ending one business day prior to closing. These shares had an aggregate value of $1.7 million, offset by a $192,000 illiquidity adjustment. 75% of the shares issued under the Common Stock Purchase Agreement will not be transferable until the first anniversary of closing.

        The Company estimated the fair value of the assets acquired and liabilities assumed of Bear Data primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. The Company based this approach upon its estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed.

        The fair value of the assets acquired included finite-lived intangibles consisting of $370,000 of covenants not to compete, $890,000 of trademarks, $7,810,000 of customer relationships and $452,200 of order backlog having estimated lives of 3 years, 3 years, 6 years and three months, respectively and an indefinite-lived asset consisting of goodwill of approximately $10.2 million, which is not deductible for tax purposes. The Company is amortizing the covenants not to compete, trademarks, and order backlog using the straight line method. The Company is amortizing the customer relationships it acquired in the Bear Data acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill) because it expects this acquisition will significantly increase the Company's West Coast revenue base, expand its Cisco expertise into strategically important new areas, and add more than 1,000 new midmarket and enterprise customers to whom the Company can market its comprehensive portfolio of data center offerings. The Company expects to experience operational synergies and efficiencies through combined general and administrative corporate functions.

        The Company allocated the total estimated purchase consideration to the net assets and liabilities acquired, including finite-lived intangible assets, based on their respective fair values at the acquisition date. The preliminary allocation of the purchase price was based upon a valuation and the Company's estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to net working capital adjustments and deferred taxes. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)
Assets acquired at their fair value:
Accounts receivable, net	$15,650
Inventories shipped but not installed	775
Short term deferred tax assets	935
Equipment	975
Finite-lived intangibles	9,522
Goodwill	10,236
Other assets	257

Total assets acquired	38,350
Liabilities assumed at their fair value:
Accounts payable	17,188
Leases payable	229
Accrued expenses	3,536
Long-term deferred tax liabilities	3,957

Total liabilities assumed	24,910

Preliminary net purchase price	$13,440

        The following table provides a reconciliation of the cash payment made to the estimated net purchase price for Bear Data:

(in thousands)
Payment in cash for purchase	$16,173
Less cash acquired	(3,466)
Less receivable due from seller	(741)
Plus value of shares issued	1,474

Preliminary net purchase price	$13,440

        The pro forma consolidated unaudited results of operations as of December 31, 2014 and 2013, assuming consummation of the acquisition of Bear Data as of January 1, 2013 are as follows:

	Year Ended December 31,
	2014	2013
	(in thousands, except per share data)
Net sales	$796,392	$719,154
Net earnings	$11,779	$8,733
Per share data:
Basic earnings	$0.55	$0.46
Diluted earnings	$0.53	$0.45

        Integration costs for 2014 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of Bear Data. In addition, transaction costs for 2014 include legal, audit, and other outside service fees necessary to complete the Company's acquisition of Bear Data, which were expensed. Total integration and transaction costs were $626,000 during 2014.

  Strategic Technologies, Inc.

        On October 4, 2012, the Company purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. ("StraTech") from StraTech and Midas Medici Group Holdings, Inc. ("Midas," parent company of StraTech, and, together with StraTech, the "Sellers of StraTech"). StraTech is an IT services and solutions firm that shares the Company's focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. The Company purchased StraTech for a purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of StraTech of approximately $3.3 million, resulting from the preliminary tangible net asset adjustment as defined by the asset purchase agreement. In addition, the Company issued 269,783 shares of its common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers of StraTech.

        Pursuant to the asset purchase agreement, the Sellers of StraTech were obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers of StraTech's good faith estimate of net tangible assets as set forth in the asset purchase agreement. The Company initially recorded a receivable due from the Sellers of StraTech of approximately $4.2 million related to this payment at the acquisition date. The Sellers of StraTech provided us with a "Notice of Disagreement," which stated that they disputed the amount owed to us in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from the Sellers of StraTech of $936,000 and an increase in the purchase price for the same amount as reflected above.

        The Company estimated the fair value of the assets acquired and liabilities assumed of StraTech primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. The Company based this approach upon its estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed. As of December 31, 2012, the fair value of the acquired assets was provisional as the Company had not yet finalized net working capital adjustments that are included within the "Notice of Disagreement" discussed above. The total purchase price has been allocated to StraTech's net tangible and identifiable intangible assets based on their estimated fair values as of

October 4, 2012, and has been adjusted through the measurement period (up to one year from the acquisition date). Adjustments to provisional amounts during the measurement period that were the result of information that existed as of the acquisitions date require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly, the Company's 2012 balance sheet has been retroactively adjusted to account for those changes. The changes did not impact the Company's Statement of Operations.

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

        The fair value of the assets acquired included a finite-lived intangible asset consisting of customer relationships that have an estimated life of five years and an indefinite-lived asset consisting of goodwill of approximately $5.0 million which will be deductible for tax purposes over a 15-year period. The Company is amortizing the finite-lived intangible asset the Company acquired in the StraTech acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired (i.e. goodwill) because this acquisition expanded its market share and physical presence across the Eastern seaboard of the United States and allows the Company to diversify its product offerings from certain manufacturers and expand its high-margin professional and managed services business lines. The Company expects to experience operational synergies and efficiencies through combined general and administrative corporate functions.

        The following table provides a reconciliation of the net purchase price for StraTech as compared to the cash payment for purchase:

(in thousands)
Payment in cash for purchase	$13,172
Less receivable due from seller	(3,307)
Plus value of shares issued	2,025

Net purchase price	$11,890

        Integration costs for 2013 and 2012 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of StraTech. In addition, transaction costs for 2012 include legal, audit and other outside service fees necessary to complete the Company's acquisition of StraTech, which were expensed. Total integration and transaction costs were $95,000 and $359,000 during 2013 and 2012, respectively.

        In January 2014, the Company reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to it in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release all 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers of StraTech was deemed to be uncollectible and written down to the estimated realizable value, which was the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. The results for 2013 included a $611,000 charge for the write-down of the account receivable due from the Sellers of StraTech to the fair value of the stock on December 31, 2013 and reported as a non-operating expense on the statement of operations. Based on the value of the Company's common stock on the date of the settlement agreement in January 2014, the Company recorded a gain before tax of approximately $877,000 during the first quarter of 2014 as a result of the increase in its stock price from December 31, 2013 to the date the Company repossessed the shares in escrow.

3.     Short Term Investments:

        The following table summarizes the Company's short term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Commercial paper	$19,988	$6	$—	$19,994
Interest-bearing CDs	3,005	—	5	3,000

Total	$22,993	$6	$5	$22,994

December 31, 2013
Commercial paper	$35,979	$5	$9	$35,975
Corporate bonds	15,422	—	183	15,239

Total	$51,401	$5	$192	$51,214

        The Company's $23.0 million of short term investments at December 31, 2014 are comprised of commercial paper and interest-bearing CDs with maturities within one year and interest rates at .5%. The Company's $51.2 million of short term investments at December 31, 2013 were comprised of commercial paper, corporate bonds and interest-bearing CDs with maturities within one year and interest rates ranging from 0.8% to 5.5%.

4.     Intangibles:

        The Company had goodwill assets with a recorded value of $48.0 million and $37.8 million as of December 31, 2014 and 2013, respectively. Goodwill activity is summarized as follows:

(in thousands)
January 1, 2013	$37,780
Additions	10,236

December 31, 2014	$48,016

        The Company had finite-lived intangible assets with a net book value of $16.6 million and $13.5 million as of December 31, 2014 and 2013, respectively. The change in the net carrying amount of intangibles during 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Beginning Balance	$13,509	$20,760
Recognized in connection with acquisitions	9,522	—
Amortization	(6,428)	(7,251)

Ending Balance	$16,603	$13,509

        Identified finite-lived intangible asset balances are summarized as follows:

		As of December 31, 2014			As of December 31, 2013
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$36,943	(21,776)	$15,167	$29,133	(15,743)	$13,390
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	848	(504)	344	478	(359)	119
Trademarks	3	1,153	(325)	828	263	(263)	—
Order backlog	3 months- 1 year	2,614	(2,350)	264	2,162	(2,162)	—

Total identified intangible assets		$42,092	(25,489)	$16,603	$32,570	(19,061)	$13,509

        Amortization expense related to finite-lived intangible assets for 2014, 2013, and 2012 was $6.4 million, $7.3 million, and $4.2 million, respectively. The decrease in amortization of intangibles expenses in 2014 as compared to 2013 is primarily due to the Company's use of an accelerated amortization method in amortizing the customer relationships acquired in the StraTech acquisition. This decrease was partially offset by the acquisition of Bear Data. The finite-lived intangible assets the Company acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of 3 years, 3 years, 6 years and three months, respectively. The Company is amortizing the covenants not to compete, trademarks, and order backlog acquired in the Bear Data acquisition using the straight line method. The Company is amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed. The increase in amortization of intangibles expenses in 2013 as compared to 2012 was primarily due to a full year of amortization related to the StraTech acquisition in late 2012. The finite-lived intangible asset the Company acquired in the StraTech acquisition consisted of customer relationships having an estimated life of 5 years that the Company is amortizing over the useful life of the asset using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed. Expected amortization in each of the next five years is as follows:

(in thousands)
2015	$7,347
2016	5,157
2017	2,649
2018	900
2019	550

$16,603

5.     Income Taxes:

        The reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

	2014	2013	2012
Tax expense at U.S. statutory rates	35.0%	35.0%	35.0%
State tax expense, net of federal tax effect	3.4	3.3	5.0
Meals and entertainment	1.9	1.7	1.0
Gain on settlement related to StraTech acquisition	(3.8)	—	—
Non-deductible expenses and other	(0.3)	(0.2)	(0.4)

Effective tax rate	36.2%	39.8%	40.6%

        Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Deferred income tax assets:
Compensation accrual	$3,823	$4,281
Deferred revenue	19,478	16,608
Net operating loss and credits carryovers	698	50
Intangibles	—	2,280
Other	534	573

Total deferred tax assets	24,533	23,792
Deferred income tax liabilities:
Deferred costs	(19,031)	(16,845)
Intangibles	(59)	—
Property and equipment	(1,013)	(861)
Other	(752)	(664)

Total deferred tax liabilities	(20,855)	(18,370)

Net deferred income tax assets	$3,678	$5,422

        The deferred tax amounts above have been classified in the accompanying balance sheets as follows for 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Current deferred tax liability	$(1,982)	$(1,694)
Noncurrent deferred tax asset	5,660	7,116

Net deferred tax asset	$3,678	$5,422

        The tax expense for 2014, 2013, and 2012 consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current income tax expense:
United States federal	$6,591	$14,142	$5,773
State and local	984	2,485	1,151

Current income tax expense	$7,575	$16,627	$6,924

Deferred income tax benefit:
United States federal	$(1,200)	$(8,886)	$162
State and local	(78)	(1,099)	100

Deferred income tax benefit	(1,278)	(9,985)	262

Income tax expense	$6,297	$6,642	$7,186

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for 2014, 2013, and 2012 is presented in the table below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross unrecognized tax benefits at January 1	$—	$—	$—
Increases related to:
Prior year income tax positions	236	—	—
Current year income tax positions	—	—	—

Gross unrecognized tax benefits at December 31	$236	$—	$—

        Included in the balance of unrecognized tax benefits at December 31, 2014 are potential benefits of $236,000 that, if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2014 will change significantly in the next 12 months. The Company had no accrued interest and penalties as of December 31, 2013 and 2014. To the extent the company accrues interest and penalties, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the Company will realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2014, the Company had federal and state gross operating carryforwards as a result of the Bear Data acquisition of approximately $1.1 million and $2.4 million, respectively, which will expire between 2033 and 2035 if not fully utilized. As of December 31, 2014, the Company had federal and state credit carryforwards as a result of the Bear Data acquisition of approximately $0.1 million and $0.1 million, respectively, which will expire between 2031 and 2035 for federal purposes if not fully utilized. For 2014 the Company recorded approximately $817,000 to equity for tax expenses associated with the exercise of stock options. For 2013 the Company recorded approximately $885,000 to equity for tax expenses associated with the exercise of stock options. In future periods of taxable earnings, the Company expect to report an income tax provision using an effective tax rate of approximately 40% to 42%.

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2014, the Company was no longer subject to federal income tax examinations for taxable years before 2011.

        The Company's ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the Company's equity ownership. As a result of the acquisition of Bear Data in October 2014, utilization of U.S. net operating losses and tax credits of Bear Data are subject to annual limitations under Internal Revenue Code Section 382 and 383, respectively.

6.     Operating Lease Commitments:

        The Company's corporate headquarters including its principal technical and support services operations, are located in an office and warehouse facility in Eden Prairie, Minnesota. As of December 31, 2014, the Company's other 35 leased locations, housing sales and technical staff, were small to medium-sized offices. The Company has regional hubs located in the Northeast, South, Mid Central, North Central and West.

        As a result of the Company's acquisition of Bear Data in October 2014, the Company is the successor in interest to seven leases where Bear Data was the tenant, with terms extending through December 2018. These facilities provide the Company with approximately 19,953 additional square feet of office space available for its operations in California and Nevada. As a result of the Company's acquisition of StraTech in October 2012, it is the successor in interest to six leases where StraTech was the tenant. These facilities provide the Company with approximately 27,000 additional square feet of office space available for its operations in Georgia, Alabama, North Carolina, Florida, Maryland, and Tennessee.

        As a result of the Company's acquisition of certain assets of Midwave in October 2011, as tenant, it is the successor in interest to a lease (the "Original Lease") dated August 9, 2010 where Midwave was the tenant. The Original Lease was for 20,851 square feet of office space. In December 2011, the Company entered into a First Amendment to Lease (the "Amendment") to the Original Lease for approximately 32,906 additional square feet of office space ("Expansion Space"), which provides it with approximately 54,000 total square feet available for its operations. The Company moved its corporate headquarters to this new location in April 2012. Under the terms of the Amendment, the term of the Original Lease was extended for 42 months from March 1, 2016 through August 31, 2019 and the term of the lease for the Expansion Space is for seven years and six months, which commenced on March 1, 2012. The Company has the option to extend the term of the Original Lease for an additional five-year term as long as certain conditions are met.

        As of December 31, 2014, future minimum lease payments due under non-cancelable operating leases were as follows:

Net Lease Obligations
(in thousands)
2015	$2,191
2016	1,507
2017	1,310
2018	940
Thereafter	678

$6,626

        Total rent expense, net of sublease income of $38,500, $34,000, and $219,000 in 2014, 2013, and 2012, respectively, is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Rent expense	$3,040	$3,062	$2,578

7.     Employee Benefit Plan:

        The Company has a defined contribution retirement plan for eligible employees. Employees may contribute up to 60% of their pretax compensation to the 401(k) portion of the plan. Since April 2006, the Company has matched 50% of an employee's contribution up to the first 6% of an employee's eligible compensation. The cost of the Company's contributions to the 401(k) portion of the plan for 2014, 2013, and 2012 was $1.6 million, $1.4 million, and $1.1 million, respectively.

8.     Line of Credit:

        On July 17, 2013, the Company entered into a Credit Agreement ("Credit Agreement") with Castle Pines Capital LLC ("CPC"), an affiliate of Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided for a channel finance facility ("Channel Finance Facility") and a revolving facility ("Revolving Facility" and, together with the Channel Finance Facility, "Combined Facility") in a maximum combined aggregate amount of $40 million. On January 13, 2015, the Company entered into the First Amendment to Credit Agreement (the "Amended Agreement"), which provides an increase of $10 million to its Combined Facility for a maximum combined aggregate borrowing amount of $50 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $50 million minus the amount outstanding under the Channel Finance Facility or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC's ability to impose reserves in the future. The Channel Finance Facility will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

        The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo's one-month LIBOR rate (approximately 0.17% at December 31, 2014). Advances under the Channel Finance Facility will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, the Company was obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Channel Finance Facility or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of the Company's personal property. The Amended Agreement terminates on January 9, 2018 and the Company will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

        The Amended Agreement contains customary representations, warranties, covenants and events of default, including but not limited to, covenants restricting the Company's ability to (i) grant liens on its assets, (ii) make certain fundamental changes, including merging or consolidating with another entity or making any material change in the nature of its business, (iii) make certain dividends or distributions, (iv) make certain loans or investments, (v) guarantee or become liable in any way on certain liabilities or obligations of any other person or entity, or (vi) incur certain indebtedness.

        The Credit Agreement contained certain covenants regarding the Company's financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000. The Amended Agreement made modifications to those covenants, including (i) an increase of $10 million to the minimum tangible net worth requirement for a total minimum tangible net worth requirement of at least $30 million, (ii) deletion of the maximum funded debt to EBITDA ratio, and (iii) replacement of the minimum quarterly net income requirement with a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

        Of the $40 million maximum borrowing amount available at December 31, 2014 under the combined Channel Finance Facility and Revolving Facility, the Company had outstanding advances of $27.7 million and $20.0 million on the Channel Finance Facility at December 31, 2014 and 2013, respectively, related to the purchase of inventory from a vendor.

9.     Stockholders' Equity:

  Common Stock Offering:

        On August 8, 2013, the Company entered into an underwriting agreement relating to the public offering of 3,300,000 shares of its common stock at a price to the public of $11.00 per share, less underwriting discounts. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 495,000 shares at $11.00 per share to cover over-allotments, if any. On August 14, 2013, the Company completed the offering of 3,795,000 shares of common stock at a price to the public of $11.00 per share. The number of shares sold in the offering includes the underwriters' full exercise of their over-allotment option. The Company received proceeds from the common stock sold by the Company, net of offering costs, of approximately $39.0 million.

  Stock Compensation Plans:

        In May 2011, the Company's shareholders approved its 2011 Incentive Compensation Plan ("2011 Plan"). The 2011 plan replaced the Company's existing 2009 Incentive Compensation Plan ("2009 Plan") and 2000 Director Stock Option Plan (the "Director Plan"), each of which terminated upon approval of the 2011 Plan on May 12, 2011. The Company reserved up to 750,000 initial shares of its common stock for possible issuance under the 2011 Plan and 303,943 shares remaining available for future grants under the 2009 Plan. Awards under the 2011 Plan may consist of options (non-qualified and incentive stock options), stock appreciation rights, or SARs, restricted stock units, performance units, dividend equivalents, annual incentive awards and other share-based awards as determined by the Company's compensation committee. The terms and conditions of each award are set in an award agreement as determined by the compensation committee.

        On May 10, 2012, the Company's shareholders approved an amendment to the 2011 Plan (the "2011 Plan") that increased the number of shares of common stock that may be issued pursuant to awards thereunder from 1,053,943 shares to 1,553,943 shares. As of December 31, 2014, there were 628,440 shares available for grant under the 2011 Plan.

  Time-based Restricted Stock Grants under the Company's 2011 Plan:

        Under the 2011 Plan, eligible employees may be awarded shares of restricted stock. These shares generally vest three to four years after issuance, subject to continuous employment and certain other conditions. In 2014, 2013, and 2012, the Company issued 319,900, 273,500, and 279,428 shares, respectively, of time-based restricted stock to its executive management and certain other employees. Restricted shares are valued at the closing price of the Company's stock on the date of grant and are expensed over the vesting period. Unrecognized compensation expense related to the non-vested stock grants was $4.4 million at December 31, 2014 and is expected to be recognized through October 2018. Compensation expense related to these restricted stock grants was $1.9 million in 2014, $1.9 million in 2013, and $910,000 in 2012.

        Effective January 1, 2014 and pursuant to Deferred Stock Unit ("DSU") Master Agreements, each member of the board of directors may elect to receive DSUs with a fair value equivalent to a percentage of each quarterly installment of the annual cash retainer for non-employee directors to which that member would otherwise be entitled for service as a Datalink director during 2014. In addition, each member of the board of directors may elect to receive a DSU award equal to a percentage of the award of shares of Restricted Stock to which that member would otherwise have been entitled as the equity component of the 2014 annual retainer. The DSUs and DSU awards vest and become non-forfeitable on each of June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, provided the board member remains in service with us. The Company will issue one share in payment and settlement of each vested DSU subject to the Master DSU Agreement following a termination of that board member's service with Datalink.

        In 2014, 2013, and 2012, the Company issued 40,804, 36,000, and 36,000 awards of fully vested common stock to members of the Board of Directors, respectively. Of the 40,804 shares of fully vested stock awarded to member of the Company's Board of Directors during the year ended December 31, 2014, 15,646 shares were DSUs. The Company's non-employee directors receive 6,000 shares of restricted stock for their Board service. The Company issues the annual restricted stock grants on June 30 of each year and they vest one-quarter upon issuance and one-quarter on the following September 30, December 31, and March 31, respectively, provided that the director is still a member of the Board on that date. As of December 31, 2014, 10,500 shares of the 2014 restricted stock grant were not vested. The 2013 and 2012 awards to the Company's directors have all vested. For 2014, 2013, and 2012, total compensation expense for these awards was approximately $484,000, $424,000, and $323,000, respectively.

  Performance-based Restricted Stock Grants under the Company's 2011 Plan, 2009 Plan and Director Plan:

        Under the 2011 Plan, the Company is able to grant performance-based awards of restricted stock to its employees. The purpose of the performance-based grants is to retain key employees and to align key management with shareholders' interests.

        On August 15, 2014, the Company awarded 15,000 shares of restricted stock pursuant to its 2011 Plan to one executive manager. These shares vest as follows: two-thirds, or 10,000 shares, upon achievement of 150% of the non-GAAP operating income target of $32.3 million for 2014. The Company achieved 90% of the 2014 non-GAAP operating income target, which equated to a final 4,000 performance-based shares, which vest as follows: one-third vested upon announcement of the non-GAAP operating income target, one-third vested on the first anniversary of the announcement, and the last third of this subtotal will vest on the second anniversary of the announcement. The remaining one-third of this grant, or 5,000 shares, is subject to time-based vesting (one-third of this subtotal on the first anniversary of the grant date, one-third of this subtotal on the second anniversary of the grant date, and the last third of this subtotal on the third anniversary of the grant date), provided that the individual remains employed by us on these vesting dates. The total fair value of the shares that have not vested under this award is $175,050, comprised of $58,350 for the time-based awards and $116,700 for the performance-based awards. The Company is amortizing the $58,350 fair value of the time-based shares that have not vested as follows: (1) $19,450 through the first anniversary of the grant date (2) $19,450 over the two-year vesting period and (3) $19,450 over the three-year vesting period. For the performance-based shares, the Company is only subjecting to amortization the portion that was attained based on its achievement of 90% of non-GAAP operating income during 2014. The corresponding fair value of the 4,000 performance-based shares the executive manager attained is $46,680 and will vest as follows: (1) $15,560 over the 14-month period for the achievement of the performance objectives and remaining employed by us through the announcement of 2014 financial results, (2) $15,560 over the two-year vesting period (3) $15,560 over the three-year vesting period. Unrecognized compensation expense related to both the performance-based and time-based restricted stock grants in this award was $74,000 at December 31, 2014 and is expected to be recognized through August 2016. Compensation expense related to these restricted stock grants was $31,000 for the year ended December 31, 2014.

        On August 12, 2014, the Company awarded 140,000 shares of restricted stock pursuant to its 2011 Plan to certain managers. One-half of these awards, or 70,000 shares, vest upon each individual manager's achievement of revenue or gross profit objectives for 2014 and remaining employed by us through December 31, 2015. The remaining one-half of these awards, or 70,000 shares, is subject to time-based vesting (50% upon the second grant anniversary date, 25% upon the third grant anniversary date and 25% upon the fourth grant anniversary date), provided that the individual remains employed by the Company on these vesting dates. The total fair value of the shares that have not vested under these awards is $1.6 million, comprised of $809,200 for the time-based awards and $809,200 for the performance-based awards. The Company is amortizing the $809,200 fair value of the time-based shares that have not vested as follows: (1) $404,600 through the second anniversary of the grant date (2) $202,300 over the three-year vesting period and (3) $202,300 over the four-year vesting period. For the performance-based shares, the Company is only subjecting to amortization the portion that was attained based on each individual manager's achievement of revenue and gross profit objectives during 2014. The corresponding fair value of the 17,500 performance-based shares these managers attained is $202,000, which will vest ratably over the 17-month period for the achievement of the performance objectives and remaining employed by us through December 31, 2015. Unrecognized compensation expense related to both the performance-based and time-based restricted stock grants in this award was $836,000 at December 31, 2014 and is expected to be recognized through August 2018. Compensation expense related to these restricted stock grants was $175,000 for the year ended December 31, 2014.

        On December 23, 2013, the Company awarded 171,408 shares of restricted stock pursuant to its 2011 Plan to executive management. These shares vest as follows: two-thirds, or 114,272 shares, upon achievement of 150% of the non-GAAP operating income target of $32.3 million for 2014, with such percentages adjusted according to the matrix approved by the Company's compensation committee during the December 23, 2013 meeting. The Company achieved 90% of the 2014 non-GAAP operating income target, which equated to a final 45,708 performance-based shares, which vest as follows: one-third vested upon announcement of the non-GAAP operating income target, one-third vested on the first anniversary of the announcement, and the last third of this subtotal will vest on the second anniversary of the announcement. The remaining one-third of this grant, or 57,136 shares, is subject to time-based vesting (one-third of this subtotal on the first anniversary of the grant date, one-third of this subtotal on the second anniversary of the grant date, and the last third of this subtotal on the third anniversary of the grant date), provided that the individual remains employed by us on these vesting dates. The total fair value of the shares that have not vested under this award is $1.9 million, comprised of $633,000 for the time-based awards and $1.3 million for the performance-based awards. The Company is amortizing the $633,000 fair value of the time-based shares that have not vested as follows: (1) $211,000 through the first anniversary of the grant date (2) $211,000 over the two-year vesting period and (3) $211,000 over the three-year vesting period. For the performance-based shares, the Company is only subjecting to amortization the portion that was attained based on its achievement of 90% of non-GAAP operating income during 2014. The corresponding fair value of the 45,658 performance-based shares executive management attained is $507,000 and will vest as follows: (1) $169,000 over the 14-month period for the achievement of the performance objectives and remaining employed by us through the announcement of 2014 financial results, (2) $169,000 over the two-year vesting period (3) $169,000 over the three-year vesting period. Unrecognized compensation expense related to both the performance-based and time-based restricted stock grants in this award was $467,000 at December 31, 2014 and is expected to be recognized through February 2017. Compensation expense related to these restricted stock grants was $656,000 and $15,000 for the years ended December 31, 2014 and 2013, respectively.

        On March 11, 2013, the Company awarded 36,000 shares of restricted stock pursuant to its 2011 Plan to certain managers. The restricted stock vests as follows: (1) 50% upon the achievement of the Company's income or gross profit objectives for 2013 and remaining employed by Datalink through December 31, 2014, (2) 25% upon the second grant anniversary date (3) 12.5% upon the third grant anniversary date and (4) 12.5% upon the fourth grant anniversary date. the Company is amortizing the $382,000 fair value of the shares that have not vested as follows: (1) $191,000 over the 22-month period for the achievement of the performance objectives and remaining employed by Datalink through December 31, 2014, (2) $95,000 over the two-year vesting period (3) $48,000 over the three-year vesting period and (4) $48,000 over the four-year vesting period. Unrecognized compensation expense related to the restricted stock grants was $40,000 at December 31, 2014 and is expected to be recognized through March 2017. Compensation expense related to these restricted stock grants was $78,000 and $144,000 for the years ended December 31, 2014 and 2013, respectively.

        On December 4, 2012, the Company awarded approximately 163,000 shares of restricted stock pursuant to its 2011 Plan to executive management. The restricted stock vests as follows: (1) 50% upon the achievement of the Company's predetermined earnings from operations objective for 2013 as approved by the Company's Board of Directors and assuming the individual employee remained employed by Datalink through December 31, 2014, (2) 25% upon the second grant anniversary date, (3) 12.5% upon the third grant anniversary date and (4) 12.5% upon the fourth grant anniversary date. The Company is amortizing the $1.4 million fair value of the shares that have not vested as follows: (1) $680,000 over a 25-month period for the achievement of the performance objectives and assuming the individual employee remained employed by Datalink through December 31, 2014, (2) $340,000 over the two-year vesting period, (3) $170,000 over the three-year vesting period and (4) $170,000 over the four-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $118,000 at December 31, 2014 and is expected to be recognized through November 2016. Compensation expense related to these restricted stock grants was $514,000, $519,000 and $51,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

        On October 4, 2012, the Company awarded 45,000 shares of restricted stock pursuant to its 2011 Plan to certain managers. The restricted stock vests as follows: (1) 50% upon the achievement of the Company's income or gross profit objectives for 2012 and having remained employed by Datalink through the announcement of the 2012 financial results, (2) 25% upon the second grant anniversary date and (3) 25% upon the third grant anniversary date. The Company is amortizing the $386,000 fair value of the shares that have not vested as follows: (1) $198,000 over the 4.5-month period for the achievement of the performance objectives and having remained employed by Datalink through the announcement of 2012 financial results, (2) $99,000 over the two-year vesting period and (3) $99,000 over the three-year vesting period. Unrecognized compensation expense related to the restricted stock grants was $24,000 at December 31, 2014 and is expected to be recognized through September 2015. Compensation expense related to these restricted stock grants was $68,000, $80,000 and $20,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

        On February 22, 2012, the Company awarded approximately 173,000 shares of restricted stock pursuant to its 2011 Plan to certain members of its executive management team. The restricted stock vests as follows: (1) 50% upon the achievement of the Company's predetermined earnings from operations objective for 2012 as approved by its Board of Directors and assuming the individual employee remained employed by Datalink through December 31, 2013, (2) 25% upon the second grant anniversary date and (3) 25% upon the third grant anniversary date, provided in each case the individual is employed by Datalink on each vesting date. The Company is amortizing the $1.5 million fair value of the shares that have not vested as follows: (1) $750,000 over the 22.5-month period for the achievement of the performance objectives and assuming the individual employee remained employed by Datalink through December 31, 2013, (2) $375,000 over the two-year vesting period and (3) $375,000 over the three-year vesting period. Unrecognized compensation expense related to the non-vested stock grants was $13,000 at December 31, 2014 and is expected to be recognized through February 2015. Compensation expense related to these restricted stock grants was $115,000, $191,000 and $286,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

        On July 17, 2011, the Company awarded 215,000 shares of restricted stock pursuant to its 2011 Plan to certain managers. The restricted stock vests as follows: (1) 39,000 upon the achievement of the Company's income or gross profit objectives for 2011, (2) 88,000 upon the second grant anniversary date and (3) 88,000 upon the third grant anniversary date. The Company is amortizing the $1.6 million fair value of the restricted shares that have not vested as follows: (1) $292,000 over a 6-month vesting period for the achievement of the performance objectives, (2) $658,000 over the two-year vesting period and (3) $658,000 over the three-year vesting period. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2014. Compensation expense related to these restricted stock grants was $55,000, $297,000, and $309,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

        On January 17, 2011, the Company awarded 209,000 shares of restricted stock pursuant to its 2011 Plan to executive management. The restricted stock vests as follows: (1) 104,500 shares upon the achievement of the Company's predetermined earnings from operations objective for 2011 as approved by its Board of Directors and assuming the individual employee remained employed by Datalink through December 31, 2013, (2) 52,250 upon the second grant anniversary date and (3) 52,250 upon the third grant anniversary date. The Company is amortizing the $1.2 million fair value of the restricted stock as follows: (1) $612,000 over a 12 month vesting period for the achievement of the performance objectives, (2) $306,000 over the two-year vesting period and (3) $306,000 over the three-year vesting period. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2014. Compensation expense related to these restricted stock grants was $13,000, $313,000, and $459,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

        On August 17, 2010, the Company awarded 25,000 shares of restricted stock pursuant to its 2009 Plan to managers and certain employees. The grants vest upon the achievement of an on-time and on-budget implementation of the new enterprise resource planning ("ERP") system. In addition, the individual employee must have remained employed by Datalink through February 1, 2012. The Company is amortizing the $85,000 fair value of the restricted stock on the date of grant ratably over the eighteen-month vesting period in accordance with specific vesting terms. There was no unrecognized compensation expense related to these restricted stock grants at December 31, 2014. There was no compensation expense related to these restricted stock grants for the years ended December 31, 2014 and 2013. For 2012, compensation expense related to these restricted stock grants was $(56,000).

        The following table summarizes the Company's restricted stock activity for the periods indicated below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock at January 1, 2012	1,079,058	$5.60
Granted	663,843	$8.58
Shares vested	(385,808)	$5.66
Shares cancelled	(109,425)	$7.12

Restricted stock at December 31, 2012	1,247,668	$7.47
Granted	480,908	$11.21
Shares vested	(316,000)	$5.84
Shares cancelled	(231,061)	$8.83

Restricted stock at December 31, 2013	1,181,515	$9.17
Granted	474,900	$11.37
Shares vested	(438,710)	$7.53
Shares cancelled	(213,864)	$10.96

Restricted stock at December 31, 2014	1,003,841	$10.55

  Stock Options:

        The Company had no stock option grants in 2014, 2013, or 2012.

        Total stock-based compensation expense related to stock options was $0, $134,000 and $242,000 for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 there were no unrecognized stock-based compensation expense related to stock options.

        The following table summarizes activity under the Company's stock option plans:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 2011	667,382	$1.44 - $5.21	$3.52
Options granted	—	—	$—
Options exercised	(95,092)	$1.44 - $4.36	$3.66
Options cancelled	(4,250)	$3.71 - $4.36	$4.06

Balance, December 31, 2012	568,040	$1.80 - $5.21	$3.49
Options granted	—	—	$—
Options exercised	(77,738)	$1.80 - $5.00	$3.23
Options cancelled	(4,518)	$3.32 - $3.85	$3.43

Balance, December 31, 2013	485,784	$3.32 - $5.21	$3.54

Options granted	—	—	$—
Options exercised	(22,884)	$3.32 - $4.30	$3.88
Options cancelled	—	—	$—

Balance, December 31, 2014	462,900	$3.50 - $5.21	$3.52

Options exercisable as of December 31, 2014	462,900	$3.50 - $5.21	$3.52

        The weighted average remaining contractual life of options outstanding at December 31, 2014 was 4.47 years. At December 31, 2014, the aggregate intrinsic value of options outstanding and exercisable was $4,365,510. Total intrinsic value of options exercised was $202,670, $568,335, and $563,405 for 2014, 2013, and 2012, respectively.

10.   Sales-Type Lease Receivables and Sales-Leaseback Arrangements:

        The Company occasionally enters into sales-type lease agreements with its customers resulting from the sale of certain products. The Company's lease receivables are recorded at net realizable value within the short- and long-term lease receivables balances on the Company's balance sheets and are due in installments over the lives of the leases. Cash received and applied against this receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows. Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method. The present value of net investment in sales-type lease receivables of $6.1 million and $1.3 million at December 31, 2014 and 2013, respectively, is reflected net of unearned income of $435,000 and $57,000 at December 31, 2014 and 2013, respectively. As of December 31, 2014, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
2015	$2,482
2016	1,889
2017	1,321
2018	498
Thereafter	308

6,498
Less: Current portion	(2,482)

Long-term sales-type lease receivable	$4,016

        Lease receivables are individually evaluated for impairment. In the event the Company determines that a lease receivable may not be paid, the Company includes in its allowance an amount for the outstanding balance related to the lease receivable. At December 31, 2014, there were no material amounts past due related to lease receivables.

        The Company's lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, the Company occasionally finances the equipment associated with its leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements. As of December 31, 2014, the Company's contractual cash obligations for future minimum lease payments were as follows for the fiscal years ended December 31:

(in thousands)
2015	$2,319
2016	1,793
2017	929
2018	493
Thereafter	63

5,597
Less: Current portion	(2,319)

Long-term leases payable	$3,278

        Of the $5.6 million of contractual cash obligations for future minimum lease payments at December 31, 2014, $416,000 represented interest.

11.   Commitments and Contingencies:

        The Company has change of control severance agreements and employment agreements in place with certain executive employees. Under the agreements, an executive is entitled to a severance payment in the event the executive (a) is terminated without cause by us in anticipation of, in connection with, at the time of or within two years after a change of control, or (b) resigns for good reasons arising in anticipation of, in connection with, at the time of or within two years after a change of control.

12.   Quarterly Financial Information (unaudited):

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2014
Net sales	$139,535	$159,380	$144,947	$186,374
Gross profit	29,482	35,483	32,333	39,529
Operating earnings (loss)	(413)	5,974	4,564	6,372
Net earnings	301	3,563	3,546	3,671
Net earnings per share—basic	0.01	0.17	0.16	0.17
Net earnings per share—diluted	0.01	0.16	0.16	0.17

	March 31	June 30	Sept 30	Dec 31
	(in thousands, except per share data)
2013
Net sales	$133,518	$147,779	$139,519	$173,368
Gross profit	29,833	33,561	29,805	40,659
Operating earnings	1,966	4,936	1,155	9,348
Net earnings	1,098	2,904	818	5,225
Net earnings per share—basic	0.07	0.17	0.05	0.24
Net earnings per share—diluted	0.07	0.16	0.05	0.24

	March 31	June 30	Sep 30	Dec 31
	(in thousands, except per share data)
2012
Net sales	$119,088	$120,042	$104,774	$147,298
Gross profit	27,326	28,033	24,012	32,655
Operating earnings	3,612	5,411	3,255	5,440
Net earnings	2,161	3,219	1,923	3,232
Net earnings per share—basic	0.13	0.19	0.11	0.19
Net earnings per share—diluted	0.12	0.18	0.11	0.18

13.   Subsequent Events:

        None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2014 to ensure that information we are required to disclose in reports that we file or submit is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specific in the Securities and Exchange Commission rules and forms.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

        Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        McGladrey LLP, the independent registered accounting firm who audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as described in their report on the next page.

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

        We have audited Datalink Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Datalink Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Datalink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Datalink Corporation as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 13, 2015

Item 9B.    Other Information.

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information contained in Part I, Item 1 of this Annual Report under the heading "Executive Officers," as well as under "Election of Directors," "Executive Compensation—Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2015 annual meeting of shareholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K (the "2015 Proxy Statement") is incorporated herein by reference.

        We have adopted a code of ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics by the filing current reports on Form 8-K.

Item 11.    Executive Compensation.

        We incorporate the information set forth under "Executive Compensation" and "Director Compensation" in our 2015 Proxy Statement herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        We incorporate the information set forth under "Outstanding Voting Securities and Voting Rights" and "Equity Compensation Plan Information at Fiscal Year Ended December 31, 2014" in our 2015 Proxy Statement herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        We incorporate the information required by this section by reference from the information set forth under "Transactions with Related Parties" and "Corporate Governance" in our 2015 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        We incorporate the information required by this section by reference from the information set forth under "Auditing Matters" in our 2015 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  We are filing the following documents as part of this Form 10-K report:

  1.
  Financial Statements

    Reference is made to the Financial Statements of Datalink Corporation in Part II, Item 8 of this Annual Report.

  2.
  Financial Statement Schedules.

    The following financial statement schedule of Datalink Corporation for 2014, 2013 and 2012 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Datalink Corporation.

DATALINK CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

Description	Period	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts	2014	$330,689	$151,714	$22,377	$460,026
	2013	222,860	115,354	7,525	330,689
	2012	282,196	—	59,336	222,860
Allowance for Inventory Obsolescence	2014	$89,076	$131,063	$132,762	$87,377
	2013	309,501	151,986	372,411	89,076
	2012	416,370	445,453	552,322	309,501

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

DATALINK CORPORATION

Date: March 13, 2015
	By:	/s/ PAUL F. LIDSKY Paul F. Lidsky, President and Chief Executive Officer
	By:	/s/ GREGORY T. BARNUM Gregory T. Barnum, Vice President, Finance and Chief Financial Officer and Secretary

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL F. LIDSKY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
/s/ GREGORY T. BARNUM	Vice President, Finance and Chief Financial Officer and Secretary (Principal Financial Officer)	March 13, 2015
/s/ DENISE M. WESTENFIELD	Vice President, Controller and Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	March 13, 2015
/s/ JAMES E. OUSLEY	Chairman of the Board and Director	March 13, 2015
/s/ BRENT G. BLACKEY	Director	March 13, 2015
/s/ MARGARET A. LOFTUS	Director	March 13, 2015
/s/ GREG R. MELAND	Director	March 13, 2015
/s/ J. PATRICK O'HALLORAN	Director	March 13, 2015
/s/ ROBERT M. PRICE	Director	March 13, 2015
/s/ MERCEDES A. WALTON	Director	March 13, 2015

 EXHIBIT INDEX

Exhibit Number		Title	Method of Filing
2.1		Agreement and Plan of Merger, dated October 18, 2014, by and among Bear Data Solutions, Inc., Datalink Corporation, Mars Acquisition, Inc., and Fortis Advisors LLC, solely in its capacity as representative for the securityholders of Bear Data Solutions, Inc.	23
3.1		Amended and Restated Articles of Incorporation of the Company	12
3.2		Amended and Restated Bylaws of the Company	13
4.1		Form of Common Stock Certificate	11
4.2		Common Stock Purchase Agreement, dated October 18, 2014, by and among Datalink Corporation, Mars Acquisition, Inc., the Donald W. James, Jr. Revocable Trust, Bradford Thompson, and Richard Wallace.	24
10.1		Form of Indemnification Agreement	1
10.2	*	2009 Incentive Compensation Plan, as amended May 13, 2010	10
10.3	*	Change of Control Severance Agreement	2
10.4		Sublease Agreement dated December 9, 2004, with Checkpoint Security, Inc.	4
10.5		Vacant Land Purchase Agreement	5
10.6	*	Correction to Restricted Stock Award Agreements dated August 13, 2004	6
10.7	*	Employment Agreement dated March 14, 2006, with Gregory T. Barnum	7
10.8	*	Employment Agreement dated July 20, 2009, as amended, with Paul F. Lidsky	8
10.9	*	Employment Agreement dated December 17, 2009, with M. Shawn O'Grady	9
10.10	*	2011 Incentive Compensation Plan	14
10.11	*	Form of Restricted Stock Award Agreement for Directors under 2011 Incentive Compensation Plan	15
10.12	*	Form of Restricted Stock Award Agreement for Employees under 2011 Incentive Compensation Plan	16
10.13	*	Form of Incentive Stock Option Agreement under 2011 Incentive Compensation Plan	17
10.14	*	Form of Non-Qualified Stock Option Agreement under 2011 Incentive Compensation Plan	18
10.15		Lease dated August 9, 2010, with IRET Properties	19
10.16		First Amendment to Lease dated December 20, 2010, with IRET Properties	20
10.17		Credit Agreement by and between Datalink Corporation and Castle Pines Capital LLC dated as of July 17, 2013	21
10.18		First Amendment, dated as of January 13, 2015, to Credit Agreement, dated as of July 17, 2013, by and between Datalink Corporation and Castle Pines Capital LLC	22
10.19		Form of Deferred Stock Unit Master Agreement under 2011 Incentive Compensation Plan	25
10.20		Form of Restricted Stock Award Agreement for awards granted to employees in October 2014	26
14.1		Code of Ethics	3
23.1		Consent of McGladrey LLP	Filed herewith
31.1		Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Title	Method of Filing
32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*
Management contract or compensatory plan or arrangement.

1)
Incorporated by reference to exhibit 10.4 in our registration statement on Form S-1, Reg. No. 333-55935, filed on June 3, 1998.

2)
Incorporated by reference to exhibit 10.24 in our Form 10-Q for the period ended September 30, 2004, filed on November 15, 2004 (File No. 0-29758).

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

4)
Incorporated by reference to exhibit 10.25 in our Form 10-K for the period ended December 31, 2004, filed on March 31, 2005 (File No. 0-29758).

5)
Incorporated by reference to exhibit 10.26 in our Form 10-K for the period ended December 31, 2004, filed on March 31, 2005 (File No. 0-29758).

6)
Incorporated by reference to exhibit 10.25 in our Form 10-Q for the period ended September 30, 2005, filed on November 14, 2005 (File No. 0-29758).

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

11)
Incorporated by reference to exhibit 4.1 in our amended registration statement on Form S-1/A, Reg. No. 333-55935, filed on July 16, 1998.

12)
Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935).

13)
Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 0-29758).

14)
Incorporated by reference to Appendix A in our proxy statement for our 2011 annual meeting, filed on March 31, 2011 (File No. 0-29758).

15)
Incorporated by reference to exhibit 10.3 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

16)
Incorporated by reference to exhibit 10.4 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

17)
Incorporated by reference to exhibit 10.5 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

18)
Incorporated by reference to exhibit 10.6 in our Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011 (File No. 0-29758).

19)
Incorporated by reference to exhibit 10.18 in our Form 10-K for the period ended December 31, 2011, filed on March 15, 2012 (File No. 000-29758).

20)
Incorporated by reference to exhibit 10.19 in our Form 10-K for the period ended December 31, 2011, filed on March 15, 2012 (File No. 000-29758).

21)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on July 18, 2013 (File No. 000-29758).

22)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on January 14, 2015 (File No. 000-29758).

23)
Incorporated by reference to exhibit 2.1 in our Form 8-K filed on October 20, 2014 (File No. 0-29758).

24)
Incorporated by reference to exhibit 4.1 in our Form 8-K filed on October 20, 2014 (File No. 0-29758).

25)
Incorporated by reference to exhibit 10.1 in our Form 10-Q for the period ended March 31, 2014, filed on May 9, 2014 (File No. 0-29758).

26)
Incorporated by reference to exhibit 10.1 in our Form 8-K filed on October 20, 2014 (File No. 0-29758).

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
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
DATALINK CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
DATALINK CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
DATALINK CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
DATALINK CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
DATALINK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
DATALINK CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
SIGNATURES
EXHIBIT INDEX