Form 10-Q
period 2015-03-31
DATALINK CORP
filed 2015-05-08
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2015

or

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

As of May 6, 2015, 23,316,779 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Datalink Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$52,700	$27,725
Short-term investments	—	22,994
Accounts receivable, net	141,530	171,531
Net working capital receivable from acquisition	741	741
Lease receivable	2,430	2,482
Inventories, net	6,868	5,447
Current deferred customer support contract costs	116,764	106,497
Inventories shipped but not installed	9,927	20,035
Income tax receivable	4,478	4,194
Other current assets	1,716	3,563
Total current assets	337,154	365,209
Property and equipment, net	7,617	7,244
Goodwill	48,016	48,016
Finite-lived intangibles, net	14,530	16,603
Deferred customer support contract costs, non-current	58,828	58,484
Deferred taxes	5,660	5,660
Long-term lease receivable	3,865	4,016
Other assets	706	759
Total assets	$476,376	$505,991

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$29,647	$27,656
Accounts payable	45,063	86,266
Lease payable	1,883	2,319
Accrued commissions	4,354	5,334
Accrued sales and use taxes	2,825	4,117
Accrued expenses, other	6,686	7,730
Deferred taxes	1,982	1,982
Customer deposits	4,653	3,325
Current deferred revenue from customer support contracts	142,543	131,061
Other current liabilities	701	746
Total current liabilities	240,337	270,536
Deferred revenue from customer support contracts, non-current	70,763	70,663
Long-term lease payable	3,000	3,278
Other liabilities, non-current	622	828
Total liabilities	314,722	345,305

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 23,410,923 and 22,876,753 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	116,028	115,048
Retained earnings	45,603	45,615
Total stockholders’ equity	161,654	160,686
Total liabilities and stockholders’ equity	$476,376	$505,991

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales:
Products	$106,736	$83,195
Services	68,616	56,340
Total net sales	175,352	139,535
Cost of sales:
Cost of products	85,782	66,770
Cost of services	54,402	43,283
Total cost of sales	140,184	110,053
Gross profit	35,168	29,482
Operating expenses:
Sales and marketing	17,422	15,664
General and administrative	6,989	5,301
Engineering	8,242	7,514
Integration and transaction costs	450	—
Amortization of intangibles	2,073	1,416
Total operating expenses	35,176	29,895
Loss from operations	(8)	(413)
Other income (expense):
Gain on settlement related to StraTech acquisition	—	876
Interest income	71	48
Interest expense	(86)	(29)
Earnings (loss) before income taxes	(23)	482
Income tax expense (benefit)	(9)	181
Net earnings (loss)	$(14)	$301

Earnings (loss) per common share:
Basic	$(0.00)	$0.01
Diluted	(0.00)	0.01
Weighted average common shares outstanding:
Basic	21,949	21,537
Diluted	21,949	22,188

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$(14)	$301
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Change in fair value of short-term investments	—	17
Provision (benefit) for bad debts	(94)	(23)
Depreciation	843	574
Amortization of finite-lived intangibles	2,073	1,416
Gain on settlement related to StraTech acquisition	—	(876)
Deferred income taxes	—	316
Stock-based compensation expense	1,442	984
Changes in operating assets and liabilities:
Accounts receivable and leases receivable, net	30,298	31,468
Inventories	8,687	6,132
Deferred customer support contract costs/revenues, net	2,299	1,045
Accounts payable and leases payable	(41,917)	(19,236)
Accrued expenses	(3,316)	(6,012)
Income tax receivable	(284)	(13,194)
Other	1,649	(728)
Net cash provided by operating activities	1,666	2,184

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	22,994	15,050
Purchases of property and equipment	(1,216)	(414)
Net cash provided by investing activities	21,778	14,636

Cash flows from financing activities:
Net borrowings (payments) under floor plan line of credit	1,991	(5,853)
Excess tax from stock compensation	179	340
Proceeds from issuance of common stock from option exercise	—	77
Tax withholding payments reimbursed by restricted stock	(639)	(795)
Net cash provided by (used in) financing activities	1,531	(6,231)

Increase in cash and cash equivalents	24,975	10,589
Cash and cash equivalents, beginning of period	27,725	24,871
Cash and cash equivalents, end of period	$52,700	$35,460

Supplementary cash flow information:
Cash paid for income taxes	$97	$12,718
Cash received for income tax refunds	$2	$—
Cash paid for interest expense	$21	$3

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The Company has prepared the interim financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company has condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The financial statements presented herein as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses the Company reports and the Company’s disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in the Company’s 2014 Annual Report on Form 10-K.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In January 2015, the FASB issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an update to ASC Topic 225 — Income Statement (“ASU 2015-01”), which eliminates from accounting principles generally accepted in the United States the concept of extraordinary items. Subtopic 225-20, Income Statement — Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. ASU 2015-01 is effective for annual periods beginning after December 15, 2015. An entity has the option to adopt the changes earlier provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company currently does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. Entities can apply the amendment either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company currently does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This ASU is intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosure requirements. On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU No. 2014-09, which would make the provisions of this ASU effective for interim and annual periods beginning after December 15, 2018. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements.

2.                                      Net Earnings (Loss) per Share

The Company computes basic net earnings (loss) per share using the weighted average number of shares outstanding.  Diluted net earnings per share include the effect of common stock equivalents, if any, for each period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share data)
Net earnings (loss)	$(14)	$301

Basic:
Weighted average common shares outstanding	21,949	21,537
Net earnings (loss) per share — basic	$(0.00)	$0.01

Diluted:
Shares used in the computation of basic net earnings (loss) per share	21,949	21,537
Employee and non-employee director stock options	—	185
Restricted stock that has not vested	—	466
Shares used in the computation of diluted net earnings (loss) per share	21,949	22,188
Net earnings (loss) per share - diluted	$(0.00)	$0.01

The Company excluded the following restricted stock grants that have not vested from weighted average common shares outstanding used in the computation of basic net earnings (loss) per share:

	Three Months Ended
	March 31,
	2015	2014
Restricted common stock that has not yet vested	1,455,002	953,848

3.                                      Stock-Based Compensation

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $1.3 million and $853,000 for the three months ended March 31, 2015 and 2014, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $11.4 million at March 31, 2015, which the Company will amortize ratably through February 2019.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not yet vested at January 1, 2015	1,003,841	$10.55
Granted	602,810	$11.88
Cancelled	(30,750)	$10.99
Shares vested	(150,697)	$9.32
Restricted stock that has not yet vested at March 31, 2015	1,425,204	$11.23

Stock Options:

The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2015 or for the three months ended March 31, 2014. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2015.

The following table represents stock option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2015	462,900	$3.52
Options granted	—	$—
Options exercised	—	$—
Options cancelled	—	$—
Outstanding options as of March 31, 2015	462,900	$3.52	4.23
Exercisable options as of March 31, 2015	462,900	$3.52	4.23

Other:

Effective January 1, 2014 and pursuant to Deferred Stock Unit (“DSU”) Master Agreements, each member of the board of directors may elect to receive DSUs with a fair value equivalent to a percentage of each quarterly installment of the annual cash retainer for non-employee directors to which that member would otherwise be entitled for service as a Datalink director. In addition, each member of the board of directors may elect to receive a DSU award equal to a percentage of the award of shares of Restricted Stock to which that member would otherwise have been entitled as the equity component of the annual retainer. The DSUs and DSU awards vested and became non-forfeitable on each of June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, provided the board member remained in service with us. The Company will issue one share in payment and settlement of each vested DSU subject to the Master DSU Agreement following a termination of that board member’s service with Datalink.

During the three months ended March 31, 2015 and 2014, the Company recognized expense of $133,000 and $131,000, respectively, related to awards of 11,019 shares and 9,449 shares, respectively, of fully vested common stock to members of its Board of Directors.  Of the 11,019 shares of fully vested stock awarded to members of the Company’s Board of Directors during the three months ended March 31, 2015, 5,019 shares were DSUs. Of the 9,449 shares of fully vested stock awarded to members of the Company’s Board of Directors during the three months ended March 31, 2014, 449 shares were DSUs.

4.                                      Income Taxes

The Company bases the provision for income taxes upon the estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the three months ended March 31, 2015 and 2014, the effective tax rate was 40.3% and 37.5%, respectively. The increase in the effective tax rate for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to $14,000 of benefits from discrete item adjustments recognized during the three months ended March 31, 2014. The Company did not recognize any benefits from discrete item adjustments for the three months ended March 31, 2015. The Company expects our annual effective tax rate for 2015 to be approximately 40.3%.

As part of the process of preparing financial statements, the Company estimates federal and state income taxes. Management estimates the actual current tax exposure and assesses temporary differences resulting from different treatments for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which the Company includes within the balance sheet. Management must then assess the likelihood that the Company will utilize deferred tax assets to offset future taxable income during the periods in which the Company may deduct these temporary differences. For the three months ended March 31, 2015 the Company recorded income tax benefit of $9,000 with an effective tax rate of 40.3%.

Included in the balance of unrecognized tax benefits at March 31, 2015 and December 31, 2014 are potential benefits of $236,000 that, if recognized, would affect the effective tax rate. There are no interest or penalties accrued for this liability, however, any future amounts accrued would be a component of income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits as of March 31, 2015 will change significantly in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2015, the Company was no longer subject to federal income tax examinations for taxable years before 2011.

As a result of the acquisition of Bear Data Solutions, Inc. (“Bear Data”) in October, 2014, utilization of U.S. net operating losses and tax credits of Bear Data are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively.

5.                                      Acquisitions

Bear Data Solutions, Inc.

On October 18, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bear Data. Bear Data is primarily an IT services firm, serving California-based and international customers from offices in San Francisco, San Jose, Irvine and San Diego. A significant portion of its revenues is derived from networking products including Cisco wireless, routing and core switches. The aggregate purchase price for the overall transaction was approximately $13.4 million, including a cash payment of $12.7 million, net of cash acquired, in connection with the merger (the “Preliminary Purchase Price”), which is partially offset by a net working capital receivable from the sellers of $741,000 resulting from the preliminary estimated tangible net asset adjustment as defined by the Merger Agreement. The Preliminary Purchase Price will be subject to certain adjustments to reflect the difference, if any, between the net working capital at closing and target net working capital. An aggregate amount of $2.4 million of the Preliminary Purchase Price was placed into escrow to cover any post-closing adjustment to the Preliminary Purchase Price and indemnification obligations of the securityholders. Pursuant to the Merger Agreement, the sellers of Bear Data are obligated to pay us an amount equal to the difference between the actual tangible net assets on the closing date and the sellers’ good faith estimate of net tangible assets as set forth in the Merger Agreement.

The Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), also dated as of October 18, 2014, by and among Datalink Corporation, Merger Sub, and three executive securityholders of Bear Data. Under the Common Stock Purchase Agreement, the Company issued 156,360 shares of its common stock with a value of approximately $1.5 million, net of illiquidity adjustments, to the three Bear Data executives. The $13.4 million aggregate purchase price for the overall transaction discussed above includes the $1.5 million issuance of shares to the executive securityholders of Bear Data. For this purpose, the Company’s common stock was valued at the volume-weighted average of the per share trading prices of its common stock as reported through Bloomberg (based on all trades in the Company’s common stock and not an average of daily averages) for the 20 consecutive full trading days ending one business day prior to closing. These shares had an aggregate value of $1.7 million, offset by a $192,000 illiquidity adjustment. 75% of the shares issued under the Common Stock Purchase Agreement will not be transferable until the first anniversary of closing.

Under the acquisition method of accounting, the Company estimated the fair value of the assets acquired and liabilities assumed of Bear Data primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. The Company based this approach upon its estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed. The $13.4 million aggregate purchase price for the overall transaction discussed above consisted of $10.2 million of goodwill, $9.5 million of finite-lived intangible assets, and $6.3 million of net tangible liabilities.

The $9.5 million of finite-lived intangibles consisted of $370,000 of covenants not to compete, $890,000 of trademarks, $7,810,000 of customer relationships and $452,200 of order backlog having estimated lives of 3 years, 3 years, 6 years and 6 months, respectively. The indefinite-lived asset consisted of goodwill of approximately $10.2 million, which was not deductible for tax purposes. The Company is amortizing the covenants not to compete, trademarks, and order backlog using the straight line method. The Company is amortizing the customer relationships it acquired in the Bear Data acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed.

Integration costs for 2015 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of Bear Data. In addition, transaction costs for 2015 include legal, audit, and other outside service fees necessary to complete the Company’s acquisition of Bear Data, which were expensed. Total integration and transaction costs were $450,000 for the three months ended March 31, 2015.

Strategic Technologies, Inc.

On October 4, 2012, the Company purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (‘‘StraTech’’) from StraTech and Midas Medici Group Holdings, Inc. (‘‘Midas,’’ parent company of StraTech and, together with StraTech, the ‘‘Sellers of StraTech’’). StraTech is an IT services and solutions firm that shares the Company’s focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. The Company purchased StraTech for a purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of StraTech of approximately $3.3 million, resulting from the preliminary tangible net asset adjustment as defined by the asset purchase agreement. In addition, the Company issued 269,783 shares of its common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers of StraTech.

Pursuant to the asset purchase agreement, the Sellers of StraTech were obligated to pay the Company an amount equal to the difference between the actual tangible net assets on the closing date and the Sellers’ good faith estimated net tangible assets as set forth in the asset purchase agreement. The Company initially recorded a receivable due from the Sellers of StraTech of approximately $4.2 million related to this payment at the acquisition date. The Sellers of StraTech provided us with a ‘‘Notice of Disagreement,’’ which stated that they disputed the amount owed to the Company in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of tangible net assets. During the measurement period (up to one year from the acquisition date), the final tangible net asset adjustment was agreed to and the net effect was a decrease in the receivable due from the Sellers of StraTech of $936,000 and an increase in the purchase price for the same amount as reflected above.

In January 2014, the Company reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to the Company in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers of StraTech was deemed to be uncollectible and written down to the estimated realizable value, which was determined to be the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. Based on the value of the Company’s common stock on the date of the settlement agreement in January 2014, the Company recorded a gain before tax of approximately $876,000 during the first quarter of 2014 as a result of the increase in the Company’s stock price from December 31, 2013 to the date it repossessed the shares in escrow.

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets acquired, including finite-lived intangible assets, based in their respective fair values at the acquisition date. The total purchase price paid for StraTech was approximately $11.9 million, of which approximately $5.3 million was allocated to goodwill, $15.9 million to identifiable intangible assets, and $9.3 million to net tangible liabilities. The finite-lived intangible, which consisted of customer relationships, has an estimated life of five years. The Company is amortizing the finite-lived intangible asset it acquired in the StraTech acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The Company may deduct the goodwill for tax purposes over a 15-year period.

6.                                      Goodwill and Valuation of Long-Lived Assets

The Company assesses the carrying amount of its goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  The Company performs an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of the Company’s finite-lived intangible assets or other long-lived assets include the following:  loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization.

The Company has only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by its chief operations decision maker.  Accordingly, the Company completes its goodwill impairment testing on this single reporting unit.

In conducting the annual impairment test of the Company’s goodwill, qualitative factors are first examined to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the Company’s market capitalization with the carrying value of its net assets. If the Company’s total market capitalization is at or below the carrying value of its net assets, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss it records, if any.  The Company considers goodwill impairment test estimates critical due to the amount of goodwill recorded on its balance sheet and the judgment required in determining fair value amounts.

Goodwill was $48.0 million as of each of March 31, 2015 and December 31, 2014.  The Company conducted its annual goodwill impairment test as of December 31, 2014, its last measurement date.  Based on this analysis, the Company determined that there was no impairment to goodwill.  The Company will continue to monitor conditions and changes that could indicate impairment of its recorded goodwill.

At each of March 31, 2015 and 2014, the Company determined that no triggering events had occurred during the quarter and its finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

	Amortizable	As of March 31, 2015			As of December 31, 2014
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$36,943	$(23,518)	$13,425	$36,943	$(21,776)	$15,167
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	848	(535)	313	848	(504)	344
Trademarks	3	1,153	(399)	754	1,153	(325)	828
Order backlog	3 months – 1 year	2,614	(2,576)	38	2,614	(2,350)	264
Total identified intangible assets		$42,092	$(27,562)	$14,530	$42,092	$(25,489)	$16,603

Amortization expense for identified intangible assets is summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014	Statement of Operations Classification
Customer relationships	$1,742	$1,376	Operating expenses
Covenant not to compete	31	40	Operating expenses
Trademarks	74	—	Operating expenses
Order backlog	226	—	Operating expenses
Total identified intangible assets	$2,073	$1,416

Based on the identified intangible assets recorded at March 31, 2015, scheduled future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2015	$5,274
2016	5,157
2017	2,649
2018	900
2019	550
$14,530

7.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  The Company applies fair value measurements for both financial and nonfinancial assets and liabilities.  The Company has no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of March 31, 2015.

The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, line of credit and accrued expenses, approximate cost because of their short maturities.

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

•                  Level 3 — Significant unobservable inputs that the Company cannot corroborate by observable market data and thus reflect the use of significant management judgment.  The Company generally determines these values using pricing models based on assumptions its management believes other market participants would make.

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the Company determines the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and/or liabilities at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 according to the valuation techniques the Company used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015:
Cash and cash equivalents	$52,700	$52,700	$—	$—
Total assets measured at fair value	$52,700	$52,700	$—	$—

At December 31, 2014:
Cash and cash equivalents	$27,725	$27,725	$—	$—
Short-term investments	22,994	3,000	19,994
Total assets measured at fair value	$50,719	$30,725	$19,994	$—

8.                                      Sales-Type Lease Receivables and Sales-Leaseback Arrangements

The Company occasionally enters into sales-type lease agreements with its customers resulting from the sale of certain products. The Company’s lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on its balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $5.9 million and $6.1 million at March 31, 2015 and December 31, 2014, respectively, is reflected net of unearned income of $364,000 and $435,000 at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2015	$2,260
2016	1,873
2017	1,340
2018	514
2019	308
6,295
Less: Current portion	(2,430)
Long-term sales-type lease receivable	$3,865

Lease receivables are individually evaluated for impairment. In the event the Company determines that a lease receivable may not be paid, it includes in its allowance an amount for the outstanding balance related to the lease receivable. At March 31, 2015, there were no material amounts past due related to lease receivables.

The Company’s lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, the Company occasionally finances the equipment associated with its leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements. As of March 31, 2015, the Company’s scheduled contractual cash obligations for future minimum lease payments were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2015	$1,490
2016	1,808
2017	992
2018	492
2019	101
4,883
Less: Current portion	(1,883)
Long-term sales-type lease receivable	$3,000

Of the $4.9 million of contractual cash obligations for future minimum lease payments at March 31, 2015, $350,000 represented interest.

9.                                      Line of Credit

On July 17, 2013, the Company entered into a Credit Agreement (“Credit Agreement”) with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provided for a channel finance facility (“Floor Plan Line of Credit”) and a revolving facility (“Revolving Facility” and, together with the Floor Plan Line of Credit, “Combined Facility”) in a maximum combined aggregate amount of $40 million. On January 13, 2015, the Company entered into the First Amendment to Credit Agreement (the “Amended Agreement”), which provides an increase of $10 million to the Combined Facility for a maximum combined aggregate borrowing amount of $50 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $50 million minus the amount outstanding under the Floor Plan Line of Credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future. The Floor Plan Line of Credit will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.18% at March 31, 2015). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, the Company was obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of the Company’s personal property. The Amended Agreement terminates on January 9, 2018 and the Company will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

The Amended Agreement contains customary representations, warranties, covenants and events of default, including but not limited to, covenants restricting the Company’s ability to (i) grant liens on its assets, (ii) make certain fundamental changes, including merging or consolidating with another entity or making any material change in the nature of its business, (iii) make certain dividends or distributions, (iv) make certain loans or investments, (v) guarantee or become liable in any way on certain liabilities or obligations of any other person or entity, or (vi) incur certain indebtedness.

The Credit Agreement contained certain covenants regarding the Company’s financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA ratio of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000. The Amended Agreement made modifications to those covenants, including (i) an increase of $10 million to the minimum tangible net worth requirement for a total minimum tangible net worth requirement of at least $30 million, (ii) deletion of the maximum funded debt to EBITDA ratio, and (iii) replacement of the minimum quarterly net income requirement with a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

Of the $50 million maximum borrowing amount available at March 31, 2015 under the Combined Facility, the Company had outstanding advances of $29.6 million and $27.7 million on the Floor Plan Line of Credit at March 31, 2015 and December 31, 2014, respectively, related to the purchase of inventory from a vendor.

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

These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Additional risks, uncertainties and other factors are included in the “Risk Factors” section on our Annual Report on Form 10-K for the year ended December 31, 2014.  All forward-looking statements are quantified by, and should be considered in conjunction with, such cautionary statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of March 31, 2015, we had 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	79.9	78.9
Gross profit	20.1	21.1
Operating expenses:
Sales and marketing	9.9	11.2
General and administrative	4.0	3.8
Engineering	4.7	5.4
Integration and transaction costs	0.3	—
Amortization of intangibles	1.2	1.0
Total operating expenses	20.1	21.4
Loss from operations	(0.0)%	(0.3)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Product sales	$106,736	$83,195
Service sales	68,616	56,340

Product gross profit	$20,954	$16,425
Service gross profit	14,214	13,057

Product gross profit as a percentage of product sales	19.6%	19.7%
Service gross profit as a percentage of service sales	20.7%	23.2%

The following table shows, for the periods indicated, revenues by revenue mix component expressed as a percentage of net sales.

	Three Months Ended March 31,
	2015	2014
Service	39.1%	40.4%
Storage	19.7	27.3
Networking and servers	32.5	22.3
Software	7.6	9.4
Tape	1.1	0.6
Net sales	100.0%	100.0%

On October 18, 2014, we entered into a Merger Agreement with Bear Data. Our results for the three months ended March 31, 2015 include the results of operations from the acquisition of Bear Data.

Our product sales continue to reflect a diversification in the mix of our offerings. For the three months ended March 31, 2015 and 2014, product sales were $106.7 million and $83.2 million, respectively, and represented 60.9% and 59.6% of net sales, respectively. The $23.5 million increase in our product sales for the three months ended March 31, 2015 as compared to the same period in 2014 primarily reflects additional sales as a result of our Bear Data acquisition during the fourth quarter of 2014.  We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three months ended March 31, 2015 and 2014, our service sales were $68.6 million and $56.3 million, respectively, and represented 39.1% and 40.4% of net sales, respectively. The $12.3 million increase in our service sales for the three months ended March 31, 2015 as compared to the same period in 2014 reflects additional sales as a result of our Bear Data acquisition during the fourth quarter of 2014 and the impact of accelerating momentum for our virtualized data center solutions and services offerings, including unified monitoring, managed infrastructure services for the entire multi-vendor virtualized data center, and managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services, which help companies analyze the impact of cloud deployments on their business.  We continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three months ended March 31, 2015 or 2014. However, our top five customers collectively accounted for 14.0% and 14.1% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 20.4% for the quarter ended March 31, 2015, as compared to 21.1% for the comparable quarter in 2014.  Product gross profit as a percentage of product sales remained relatively constant, at 19.6% for the first quarter of 2015 and 19.7% for the comparable quarter in 2014.  Service gross profit as a percentage of service sales decreased to 20.7% for the first quarter of 2015 from 23.2% for the comparable quarter in 2014.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  The first quarter 2015 product gross profit remained relatively constant as compared to the same period in 2014, primarily due to increases in margins on our storage and software sales during the period ended March 31, 2015, offset by an increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices.  Vendor incentives were $2.8 million and $1.2 million, respectively, for the three-month periods ended March 31, 2015 and 2014. As a percentage of product cost of goods sold, vendor incentives were 3.2% and 1.8%, respectively, for the periods ending March 31, 2015 and 2014.  These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current industry conditions, which would unfavorably impact our product gross profit margins.  We expect that, as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, our product gross margins for the remainder of 2015 will be approximately 20%.

Service gross profit as a percentage of service sales for the three months ended March 31, 2015 decreased 2.5% as compared to the same period in 2014.  This decrease is primarily driven by a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins, and an increase in unbillable bench time on professional services provided by Datalink’s advanced services team.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2015, and service gross margins will be within the 21% to 24% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $17.4 million, or 9.9% of net sales for the quarter ended March 31, 2015, compared to $15.7 million, or 11.2% of net sales for the first quarter in 2014.

Sales and marketing expenses increased $1.8 million for the three-month period ended March 31, 2015, as compared to the same period in 2014.  This increase is primarily due to an increase in salaries, benefits, commissions and bonuses of $2.2 million, commensurate with the increase in the number of salespeople for the 2015 period as a result of our acquisition of Bear Data during the fourth quarter of 2014.  This was partially offset by an increase in management cost allocations from sales and marketing to engineering of $870,000.  We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2015.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $7.0 million, or 4.0% of net sales for the quarter ended March 31, 2015, compared to $5.3 million, or 3.8% of net sales for the first quarter in 2014.

General and administrative expenses increased $1.7 million for the three months ended March 31, 2015, as compared to the same period in 2014.  The increase in general and administrative expenses was primarily due to an increase of $847,000 in facilities and depreciation expenses and an increase of $225,000 in salaries, benefits, wages, travel, and entertainment expenses as a result of increased facilities and headcount from the Bear Data acquisition.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of services sales.  Engineering expenses were $8.2 million, or 4.7% of net sales for the quarter ended March 31, 2015, compared to $7.5 million, or 5.4% of net sales for the quarter ended March 31, 2014.

Engineering expenses increased $727,000 for the three months ended March 31, 2015, as compared to the same period in 2014.  The increase in engineering expenses is primarily due to an increase in salaries and benefits of $2.6 million, an increase in contracted engineering costs of $1.6 million, an increase in management cost allocations from sales and marketing to engineering of $870,000, an increase in stock-based compensation expenses of $347,000, and an increase in travel and entertainment costs of $334,000, all commensurate with the increase in engineering headcount during the 2015 period that was a result of the Bear Data acquisition and of adding new products and services to address rising market acceptance of unified data centers.  These were partially offset by an increase of $5.6 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $450,000 of integration and transaction costs for the three months ended March 31, 2015. We recorded no integration and transaction costs for the three months ended March 31, 2014. Integration and transaction expenses in 2015 for the Bear Data acquisition included audit, legal, and other outside consulting fees as well as salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the integration of Bear Data.

Amortization of Intangibles.  We had $2.1 million of intangible asset amortization expenses for the three months ended March 31, 2015, as compared to intangible amortization expenses of $1.4 million for the same three months in 2014, related to the acquisitions of Bear Data in 2014, StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of 3 years, 3 years, 6 years and three months, respectively. We are amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed.  We are amortizing the covenants not to compete, trademarks, and order backlog using the straight-line method. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The increase in amortization of intangibles expenses in 2015 as compared to 2014 is primarily due to the acquisition of Bear Data in October 2014.

Loss from Operations.  We had a loss from operations of $8,000 compared to $413,000 for the three months ended March 31, 2015 and 2014, respectively.  The loss from operations for the three-month period ended March 31, 2015 is a result of a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins, and an increase in unbillable bench time on professional services provided by Datalink’s advanced services team combined with an increase in salaries and benefits, facilities, and depreciation expenses largely due to additional facilities and headcount that were a result of our Bear Data acquisition. The loss from operations for the three-month period ended March 31, 2014 is primarily a result of increased sales and marketing expenses due primarily to increased headcount in the 2014 period.

Income Taxes.  We had an income tax benefit of $9,000 and income tax expense of $181,000 for the three months ended March 31, 2015 and 2014, respectively.  Our estimated effective tax rate for the first quarters of 2015 and 2014 was 40.3% and 37.5%, respectively. For the balance of 2015, we expect to report an income tax provision using an effective tax rate of approximately 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$1,666	$2,184
Investing activities	21,778	14,636
Financing activities	1,531	(6,231)
Increase in cash	$24,975	$10,589

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2015 as compared to $2.2 million for the three months ended March 31, 2014.  Net cash provided by operations for the three months ended March 31, 2015 of $1.7 million was due primarily to a $30.3 million decrease in accounts receivable, an $8.7 million decrease in inventories, a $2.3 million decrease in deferred costs, revenues and customer deposits, and non-cash add backs including amortization of finite-lived intangibles of $2.1 million, stock-based compensation expense of $1.4 million, and depreciation of $843,000, partially offset by a $41.9 million decrease in accounts payable and leases payable and a $3.1 decrease in accrued expenses. Net cash provided by operations of $2.2 million for the three months ended March 31, 2014 was due primarily to a $31.5 million decrease in accounts receivable and non-cash add backs including amortization of finite-lived intangibles of $1.4 million and depreciation of $574,000, partially offset by a $19.2 million decrease in accounts payable and an $11.6 million decrease in income taxes payable.

Net cash provided by investing activities was $21.8 million for the three months ended March 31, 2015.  For the three months ended March 31, 2015, the sale of $23.0 million in investments was offset by the purchase of $1.2 million in property and equipment. Net cash provided by investing activities was $14.6 million for the three months ended March 31, 2014.  For the three months ended March 31, 2014, the sale of $15.1 million in investments was offset by the purchase of $414,000 in property and equipment.  For the remainder of 2015, we are planning for capital expenditures of up to $2.3 million primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2015 and was primarily attributable to net proceeds from our floor plan line of credit of $2.0 million. Net cash used in financing activities was $6.2 million for the three months ended March 31, 2014 and was primarily attributable to payments on our floor plan line of credit of $5.9 million.

On July 17, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Agreement provided for a channel finance facility (“Floor Plan Line of Credit”) and a revolving facility (“Revolving Facility” and, together with the Floor Plan Line of Credit, “Combined Facility”) in a maximum combined aggregate amount of $40 million.  On January 13, 2015, we entered into the First Amendment to Credit Agreement (the “Amended Agreement”), which provides an increase of $10 million to the Combined Facility for a maximum combined aggregate borrowing amount of $50 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $50 million minus the amount outstanding under the Floor Plan Line of Credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future.  The Floor Plan Line of Credit will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.18% at March 31, 2015).  Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility.  The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Credit Agreement contained certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $20 million, (ii) a maximum funded debt to EBITDA ratio of no more than 3.00 to 1.00, and (iii) a minimum quarterly net income of at least $250,000. The Amended Agreement made modifications to those covenants, including (i) an increase of $10 million to the minimum tangible net worth requirement for a total minimum tangible net worth requirement of at least $30 million, (ii) deletion of the maximum funded debt to EBITDA ratio, and (iii) replacement of the minimum quarterly net income requirement with a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

Of the $50 million maximum borrowing amount available at March 31, 2015 under the Combined Facility, we had outstanding advances of $29.6 million and $27.7 million on the Floor Plan Line of Credit at March 31, 2015 and December 31, 2014, respectively, related to the purchase of inventory from a vendor.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations, outside the normal course of business, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended March 31, 2015 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2014 in our market risk.  For further information on market risk, refer to “Part II — Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2014 Annual Report on Form 10-K.

Item 4.  Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated: May 8, 2015	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President, Finance and Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Form 8-K filed on February 18, 2011 (File No. 000-29758)).

10.1

First Amendment, dated as of January 13, 2015, to Credit Agreement, dated as of July 17, 2013, by and between Datalink Corporation and Castle Pines Capital LLC (Incorporated by reference to the exhibit of the same number in our Form 8-K filed on January 14, 2015 (File No. 000-29758)).

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