Form 10-Q
period 2015-06-30
DATALINK CORP
filed 2015-08-07
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2015

or

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

As of August 4, 2015, 23,328,991 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$43,400	$27,725
Short-term investments	17,475	22,994
Accounts receivable, net	133,081	171,531
Net working capital receivable from acquisition	—	741
Lease receivable	2,343	2,482
Inventories, net	8,564	5,447
Current deferred customer support contract costs	120,736	106,497
Inventories shipped but not installed	12,983	20,035
Income tax receivable	3,861	4,194
Other current assets	1,364	3,563
Total current assets	343,807	365,209
Property and equipment, net	7,174	7,244
Goodwill	48,016	48,016
Finite-lived intangibles, net	12,697	16,603
Deferred customer support contract costs, non-current	59,102	58,484
Deferred taxes	5,660	5,660
Long-term lease receivable	3,435	4,016
Other assets	742	759
Total assets	$480,633	$505,991

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$24,312	$27,656
Accounts payable	47,817	86,266
Lease payable	1,993	2,319
Accrued commissions	3,720	5,334
Accrued sales and use taxes	2,249	4,117
Accrued expenses, other	7,023	7,730
Deferred taxes	1,982	1,982
Customer deposits	5,069	3,325
Current deferred revenue from customer support contracts	147,478	131,061
Other current liabilities	780	746
Total current liabilities	242,423	270,536
Deferred revenue from customer support contracts, non-current	71,081	70,663
Long-term lease payable	2,616	3,278
Other liabilities, non-current	801	828
Total liabilities	316,921	345,305

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 23,418,334 and 22,876,753 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	117,426	115,048
Retained earnings	46,263	45,615
Total stockholders’ equity	163,712	160,686
Total liabilities and stockholders’ equity	$480,633	$505,991

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Products	$108,787	$98,252	$215,523	$181,447
Services	73,844	61,128	142,460	117,468
Total net sales	182,631	159,380	357,983	298,915
Cost of sales:
Cost of products	88,186	76,411	173,968	143,181
Cost of services	57,973	47,486	112,375	90,769
Total cost of sales	146,159	123,897	286,343	233,950
Gross profit	36,472	35,483	71,640	64,965
Operating expenses:
Sales and marketing	18,289	15,867	35,711	31,531
General and administrative	6,475	4,838	13,484	10,157
Engineering	8,626	7,446	16,868	14,960
Integration and transaction costs	70	—	520	—
Amortization of intangibles	1,833	1,359	3,906	2,775
Total operating expenses	35,293	29,510	70,489	59,423
Earnings from operations	1,179	5,973	1,151	5,542
Other income (expense):
Gain on settlement related to StraTech acquisition	—	—	—	876
Interest income	55	74	127	139
Interest expense	(70)	(80)	(137)	(108)
Earnings before income taxes	1,164	5,967	1,141	6,449
Income tax expense	503	2,404	494	2,585
Net earnings	$661	$3,563	$647	$3,864

Net earnings per common share:
Basic	$0.03	$0.17	$0.03	$0.18
Diluted	0.03	0.16	0.03	0.17
Weighted average common shares outstanding:
Basic	22,004	21,519	21,977	21,528
Diluted	22,639	22,196	22,518	22,177

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$647	$3,864
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in fair value of short-term investments	8	4
Provision (benefit) for bad debts	(160)	71
Depreciation	1,679	1,222
Amortization of finite-lived intangibles	3,906	2,775
Gain on settlement related to StraTech acquisition	—	(876)
Loss on disposal of assets	149	19
Deferred income taxes	—	316
Stock-based compensation expense	3,096	1,724
Changes in operating assets and liabilities:
Accounts receivable and leases receivable, net	40,071	26,663
Inventories	3,935	9,522
Deferred customer support contract costs/revenues and customer deposits, net	3,722	4,211
Accounts payable and leases payable	(39,437)	(25,145)
Accrued expenses	(4,189)	(4,903)
Income tax receivable	333	(1,481)
Income tax payable	—	(11,586)
Other	2,223	479
Net cash provided by operating activities	15,983	6,879

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	5,511	6,173
Purchases of property and equipment	(1,758)	(1,357)
Net cash provided by investing activities	3,753	4,816

Cash flows from financing activities:
Net payments under floor plan line of credit	(3,344)	(2,986)
Excess tax from stock compensation	136	526
Proceeds from issuance of common stock from option exercise	34	88
Tax withholding payments reimbursed by restricted stock	(887)	(795)
Net cash used in financing activities	(4,061)	(3,167)

Increase in cash and cash equivalents	15,675	8,528
Cash and cash equivalents, beginning of period	27,725	24,871
Cash and cash equivalents, end of period	$43,400	$33,399

Supplementary cash flow information:
Cash paid for income taxes	$113	$14,809
Cash received for income tax refunds	88	—
Cash paid for interest expense	21	—

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

The Company has prepared the interim financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company has condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these financial statements in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The financial statements presented herein as of June 30, 2015, and for the three months and six months ended June 30, 2015 and 2014, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses that the Company reports, and the Company’s disclosure of contingent assets and liabilities at the date of the financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed financial statements in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In July 2015, that FASB deferred the effective date of guidance that was originally issued in May 2014 in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This ASU is intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements.

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

2.             Net Earnings per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net earnings	$661	$3,563	$647	$3,864

Basic:
Shares used in the computation of basic net earnings per share	22,004	21,519	21,977	21,528
Net earnings per share — basic	$0.03	$0.17	$0.03	$0.18

Diluted:
Shares used in the computation of basic net earnings per share	22,004	21,519	21,977	21,528
Employee and non-employee director stock options	151	160	159	172
Restricted stock that has not yet vested, net	484	517	382	477
Shares used in the computation of diluted net earnings per share	22,639	22,196	22,518	22,177
Net earnings per share — diluted	$0.03	$0.16	$0.03	$0.17

The Company excluded the following restricted stock grants that have not vested from weighted average common shares outstanding used in the computation of basic net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Restricted common stock that has not yet vested	1,403,349	969,508	1,430,826	960,638

The Company excluded the following restricted stock grants that have not yet vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Restricted common stock that has not yet vested	38,427	27,000	38,427	27,000

3.             Stock-Based Compensation

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $1.6 million and $645,000 for the three months ended June 30, 2015 and 2014, respectively.  Total stock-based compensation expense related to restricted stock was $2.9 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $8.4 million at June 30, 2015, which the Company will amortize ratably through February 2019.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2015	1,003,841	$10.55
Granted	602,810	11.88
Cancelled	(41,250)	11.19
Shares vested	(234,197)	9.99
Restricted stock that has not vested at June 30, 2015	1,331,204	$11.23

Stock Options:

The Company recognized no stock-based compensation expense related to stock options for the three and six months ended June 30, 2015 or for the three and six months ended June 30, 2014. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2015.

The following table represents stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2015	462,900	$3.52
Options granted	—	—
Options exercised	(8,200)	4.15
Options cancelled	—	—
Outstanding options as of June 30, 2015	454,700	$3.51	4.04
Exercisable options as of June 30, 2015	454,700	$3.51	4.04

Other:

Effective January 1, 2014 and pursuant to Deferred Stock Unit (“DSU”) Master Agreements, each member of the board of directors may elect to receive DSUs with a fair value equivalent to a percentage of each quarterly installment of the annual cash retainer for non-employee directors to which that member would otherwise be entitled for service as a Datalink director. In addition, each member of the board of directors may elect to receive a DSU award equal to a percentage of the award of shares of Restricted Stock to which that member would otherwise have been entitled as the equity component of the annual retainer. The DSUs and DSU awards vest and become non-forfeitable on each of June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, provided the board member remains in service with us. The Company will issue one share in payment and settlement of each vested DSU subject to the Master DSU Agreement following a termination of that board member’s service with Datalink.

The Company recognized expense of $87,000 and $96,000 during each of the three-month periods ended June 30, 2015 and 2014 related to awards of 9,699 shares and 9,625 shares, respectively, of fully vested common stock to members of the Company’s Board of Directors.  Of the 9,699 shares of fully vested stock awarded to members of the Company’s Board of Directors during the three months ended June 30, 2015, 5,199 shares were DSUs. Of the 9,625 shares of fully vested stock awarded to members of the Company’s Board of Directors during the three months ended June 30, 2014, 5,125 shares were DSUs. During the six months ended June 30, 2015 and 2014, the Company recognized expense of $219,000 and $228,000, respectively, related to awards of 20,718 shares and 19,074 shares, respectively, of fully vested common stock to members of the Company’s Board of Directors.  Of the 20,718 shares of fully vested stock awarded to members of the Company’s Board of Directors during the six months ended June 30, 2015, 10,218 shares were DSUs. Of the 19,074 shares of fully vested stock awarded to members of the Company’s Board of Directors during the six months ended June 30, 2014, 5,574 shares were DSUs.

4.             Income Taxes

The Company bases the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  For the three months ended June 30, 2015 and 2014, the Company’s effective tax rate was 43.2% and 40.3%, respectively.  For the first six months of 2015 and 2014, the Company’s effective tax rate was 43.3% and 40.1%, respectively.  The increase in the Company’s tax rate for the three and six months ended June 30, 2015 as compared to the same periods in 2014 is mainly due to the decrease in earnings before income taxes of $4.8 million and $5.3 million, respectively, over the same period. The Company recognized $17,000 of additional expense from discrete items during the three and six months ended June 30, 2015. The Company recognized $14,000 of benefits from discrete item adjustments during the six months ended June 30, 2014. The Company expects its annual effective tax rate for 2015 to be approximately 41.8%.

As part of the process of preparing financial statements, the Company estimates federal and state income taxes. Management estimates the actual current tax exposure and assesses temporary differences resulting from different treatments for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which the Company includes within its balance sheet. Management must then assess the likelihood that the Company will utilize deferred tax assets to offset future taxable income during the periods in which the Company may deduct these temporary differences.  For the three and six months ended June 30, 2015, the Company recorded income tax expense of $503,000 and $494,000, respectively, with an effective tax rate of 43.2% and 43.3%, respectively.

Included in the balance of unrecognized tax benefits at each of June 30, 2015 and December 31, 2014 are potential benefits of $236,000 that, if recognized, would affect the effective tax rate. There are no interest or penalties accrued for this liability, however, any future amounts accrued would be a component of income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits as of June 30, 2015 will change significantly in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2015, the Company was no longer subject to federal income tax examinations for taxable years before 2011.

As a result of the acquisition of Bear Data Solutions, Inc. (“Bear Data”) in October, 2014, utilization of U.S. net operating losses and tax credits of Bear Data are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively.

5.             Acquisitions

Bear Data Solutions, Inc.

On October 18, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bear Data. Bear Data is primarily an IT services firm, serving California-based and international customers from offices in San Francisco, San Jose, Irvine and San Diego. A significant portion of its revenues is derived from networking products including Cisco wireless, routing and core switches. The aggregate purchase price for the overall transaction was approximately $13.4 million, including a cash payment of $12.7 million, net of cash acquired, in connection with the merger (the “Preliminary Purchase Price”), which is partially offset by a net working capital receivable from the sellers of $741,000 resulting from the preliminary estimated net tangible asset adjustment as defined by the Merger Agreement. The Preliminary Purchase Price will be subject to certain adjustments to reflect the difference, if any, between the net working capital at closing and target net working capital. An aggregate amount of $2.4 million of the Preliminary Purchase Price was placed into escrow to cover any post-closing adjustment to the Preliminary Purchase Price and indemnification obligations of the securityholders. Pursuant to the Merger Agreement, the sellers of Bear Data are obligated to pay us an amount equal to the difference between the actual net tangible assets on the closing date and the sellers’ good faith estimate of net tangible assets as set forth in the Merger Agreement.

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

The $9.5 million of finite-lived intangibles consisted of $370,000 of covenants not to compete, $890,000 of trademarks, $7,810,000 of customer relationships and $452,200 of order backlog having estimated lives of three years, three years, six years and three months, respectively. The indefinite-lived asset consisted of goodwill of approximately $10.2 million, which was not deductible for tax purposes. The Company is amortizing the covenants not to compete, trademarks, and order backlog using the straight line method. The Company is amortizing the customer relationships it acquired in the Bear Data acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed.

Integration costs for 2015 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of Bear Data. In addition, transaction costs for 2015 include legal, audit, and other outside service fees necessary to complete the Company’s acquisition of Bear Data, which were expensed. Total integration and transaction costs were $70,000 and $520,000 for the three and six months ended June 30, 2015, respectively.

Strategic Technologies, Inc.

On October 4, 2012, the Company purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (“StraTech”)  from StraTech and Midas Medici Group Holdings, Inc. (‘‘Midas,’’ parent company of StraTech and, together with StraTech, the “Sellers of StraTech”). StraTech is an IT services and solutions firm that shares the Company’s focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. The Company purchased StraTech for a purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of StraTech of approximately $3.3 million, resulting from the preliminary net tangible asset adjustment as defined by the asset purchase agreement. In addition, the Company issued 269,783 shares of its common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers of StraTech.

Pursuant to the asset purchase agreement, the Sellers of StraTech were obligated to pay the Company an amount equal to the difference between the actual net tangible assets on the closing date and the Sellers’ good faith estimated net tangible assets as set forth in the asset purchase agreement. The Company initially recorded a receivable due from the Sellers of StraTech of approximately $4.2 million related to this payment at the acquisition date. The Sellers of StraTech provided us with a “Notice of Disagreement,” which stated that they disputed the amount owed to the Company in connection with this reconciliation payment. The asset purchase agreement contained an arbitration provision for disputes over the value of net tangible assets. During the measurement period (up to one year from the acquisition date), the final net tangible asset adjustment was agreed to and the net effect was a decrease in the receivable due from the Sellers of StraTech of $936,000 and an increase in the purchase price for the same amount as reflected above.

In January 2014, the Company reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to the Company in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers of StraTech was deemed to be uncollectible and written down to the estimated realizable value, which was determined to be the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 balance sheet. Based on the value of the Company’s common stock on the date of the settlement agreement in January 2014, the Company recorded a gain before tax of approximately $876,000 during the first six months of 2014 as a result of the increase in the Company’s stock price from December 31, 2013 to the date it repossessed the shares in escrow.

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

6.                                      Goodwill and Finite-Lived Intangible Assets

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

Goodwill was $48.0 million as of each of June 30, 2015 and December 31, 2014.  The Company conducted its annual goodwill impairment test as of December 31, 2014, its last measurement date.  Based on this analysis, the Company determined that there was no impairment to goodwill.  The Company will continue to monitor conditions and changes that could indicate impairment of its recorded goodwill.

At each of June 30, 2015 and December 31, 2014, the Company determined that no triggering events had occurred and its finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

	Amortizable	As of June 30, 2015			As of December 31, 2014
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$36,943	$(25,208)	$11,735	$36,943	$(21,776)	$15,167
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	848	(566)	282	848	(504)	344
Trademarks	3	1,153	(473)	680	1,153	(325)	828
Order backlog	3 months - 1 year	2,614	(2,614)	—	2,614	(2,350)	264
Total identified intangible assets		$42,092	$(29,395)	$12,697	$42,092	$(25,489)	$16,603

Amortization expense for identified intangible assets is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	Statement of Operations Classification
Customer relationships	$1,691	$1,320	$3,432	$2,696	Operating expenses
Covenant not to compete	30	39	62	79	Operating expenses
Trademarks	74	—	148	—	Operating expenses
Order backlog	38	—	264	—	Operating expenses
Total identified intangible assets	$1,833	$1,359	$3,906	$2,775

Based on the identified intangible assets recorded at June 30, 2015, scheduled future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2015	$3,441
2016	5,157
2017	2,649
2018	900
2019	550
$12,697

7.                                      Short-Term Investments

Our short-term investments consist of commercial paper and interest-bearing CDs. We categorize these investments as trading securities and record them at fair value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date or purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments. The following table summarizes our short-term investments:

	At June 30, 2015				At December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$17,484	$—	$9	$17,475	$19,988	$6	$—	$19,994
Interest-bearing CD	—	—	—	—	3,005	—	5	3,000
Total	$17,484	$—	$9	$17,475	$22,993	$6	$5	$22,994

Our $17.5 million of short-term investments are comprised of commercial paper with maturities within one year and interest rates ranging from 0.2% to 0.6%.

8.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  The Company applies fair value measurements for both financial and nonfinancial assets and liabilities.  The Company has no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of June 30, 2015.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the Company determines the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and/or liabilities at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 according to the valuation techniques the Company used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015:
Cash and cash equivalents	$43,400	$43,400	$—	$—
Short-term investments	17,475	—	17,475	—
Total assets measured at fair value	$60,875	$43,400	$17,475	$—

At December 31, 2014:
Cash and cash equivalents	$27,725	$27,725	$—	$—
Short-term investments	22,994	3,000	19,994	—
Total assets measured at fair value	$50,719	$30,725	$19,994	$—

9.                                      Sales-Type Lease Receivables and Sales-Leaseback Arrangements

The Company occasionally enters into sales-type lease agreements with its customers resulting from the sale of certain products. The Company’s lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on its balance sheet and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $5.5 million and $6.1 million at June 30, 2015 and December 31, 2014, respectively, is reflected net of unearned income of $318,000 and $435,000 at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2015	$2,114
2016	1,943
2017	1,127
2018	513
2019	81
5,778
Less: Current portion	(2,343)
Long-term sales-type lease receivable	$3,435

Lease receivables are individually evaluated for impairment. In the event the Company determines that a lease receivable may not be paid, it includes in its allowance an amount for the outstanding balance related to the lease receivable. At June 30, 2015, there were no material amounts past due related to lease receivables.

The Company’s lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, the Company occasionally finances the equipment associated with its leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements. As of June 30, 2015, the Company’s scheduled contractual cash obligations for future minimum lease payments were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2015	$1,113
2016	1,889
2017	1,017
2018	492
2019	98
4,609
Less: Current portion	(1,993)
Long-term sales-type lease receivable	$2,616

Of the $4.6 million of contractual cash obligations for future minimum lease payments at June 30, 2015, $306,000 represented interest.

10.                               Line of Credit

On July 17, 2013, the Company entered into a Credit Agreement (“Credit Agreement”) with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provided for a channel finance facility (“Floor Plan Line of Credit”) and a revolving facility (“Revolving Facility” and, together with the Floor Plan Line of Credit, “Combined Facility”) in a maximum combined aggregate amount of $40 million. On May 21, 2015, the Company entered into the Second Amendment to Credit Agreement (the “Amended Agreement”), which provides an increase to the Combined Facility for a maximum combined aggregate borrowing amount of $75 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $75 million minus the amount outstanding under the Floor Plan Line of Credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future. The Floor Plan Line of Credit will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.19% at June 30, 2015). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, the Company was obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of the Company’s personal property. The Amended Agreement terminates on January 9, 2018 and the Company will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding the Company’s financial performance, including (i) a minimum tangible net worth of at least $30 million, and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at June 30, 2015 under the Combined Facility, the Company had outstanding advances of $24.3 million and $27.7 million on the Floor Plan Line of Credit at June 30, 2015 and December 31, 2014, respectively, related to the purchase of inventory from certain vendors.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of June 30, 2015, we had 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.0	77.7	80.0	78.3
Gross profit	20.0	22.3	20.0	21.7
Operating expenses:
Sales and marketing	10.0	10.0	10.0	10.5
General and administrative	3.5	3.0	3.8	3.4
Engineering	4.8	4.7	4.7	5.0
Integration and transaction costs	—	—	0.1	—
Amortization of intangibles	1.0	0.9	1.1	0.9
Total operating expenses	19.3	18.6	19.7	19.8
Earnings from operations	0.7%	3.7%	0.3%	1.9%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Product sales	$108,787	$98,252	$215,523	$181,447
Service sales	73,844	61,128	142,460	117,468

Product gross profit	$20,601	$21,841	$41,555	$38,266
Service gross profit	15,871	13,642	30,085	26,699

Product gross profit as a percentage of product sales	18.9%	22.2%	19.3%	21.1%
Service gross profit as a percentage of service sales	21.5%	22.3%	21.1%	22.7%

The following table shows, for the periods indicated, revenues by revenue mix component expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service	40.5%	38.4%	39.9%	39.3%
Storage	23.2	26.5	21.5	26.9
Networking and servers	28.4	23.4	30.3	22.8
Software	7.0	11.0	7.3	10.3
Tape	0.9	0.7	1.0	0.7
Net sales	100.0%	100.0%	100.0%	100.0%

On October 18, 2014, we entered into a Merger Agreement with Bear Data. Our results for the three and six months ended June 30, 2015 include the results of operations from the acquisition of Bear Data.

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and six months ended June 30, 2015, product sales represented 59.5% and 60.1%, respectively, of our total sales compared to 61.6% and 60.7%, respectively, for the comparable periods in 2014. The dollar volume increase in our product sales for the three and six months ended June 30, 2015 as compared to the same periods in 2014 reflects additional sales as a result of our Bear Data acquisition during the fourth quarter of 2014 and diversification of our offerings by adding new collaboration, security, wireless and networking products. We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and six months ended June 30, 2015, service sales represented 40.5% and 39.9%, respectively, of our total sales compared to 38.4% and 39.3%, respectively, for the comparable periods in 2014. The increase in our service sales for the three and six months ended June 30, 2015 as compared to the same period in 2014 reflects additional sales as a result of our Bear Data acquisition during the fourth quarter of 2014 and the impact of accelerating momentum for our virtualized data center solutions and services offerings, including unified monitoring, managed infrastructure services for the entire multi-vendor virtualized data center, and managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services, which help companies analyze the impact of cloud deployments on their business.  In addition, we are expanding into markets like security and software-defined data centers, which will increase our relevance to customers and maximize customer retention by providing a single trusted source for all of their data center needs. We continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three and six months ended June 30, 2015 or 2014. However, our top five customers collectively accounted for 13.9% and 11.8% of our revenues for the three months ended June 30, 2015 and 2014, respectively, and 11.9% and 9.5% of our revenues for the six months ended June 30, 2015 and 2014, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 20.0% for the quarter ended June 30, 2015, as compared to 22.3% for the comparable quarter in 2014.  Our total gross profit as a percentage of net sales decreased to 20.0% for the six months ended June 30, 2015, as compared to 21.7% for the comparable period in 2014.   Product gross profit as a percentage of product sales decreased to 18.9% in the second quarter of 2015 from 22.2% for the comparable quarter in 2014.  Product gross profit as a percentage of product sales decreased to 19.3% for the six months ended June 30, 2015 from 21.1% for the same period in 2014.  Service gross profit as a percentage of service sales decreased to 21.5% for the second quarter of 2015 from 22.3% for the comparable quarter in 2014.  Service gross profit as a percentage of service sales decreased to 21.1% for the six months ended June 30, 2015 from 22.7% for the same period in 2014.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit as a percentage of product sales for the three and six months ended June 30, 2015 decreased 3.3% and 1.8%, respectively, as compared to the same periods in 2014. We expect that our product margins in the current year will be below 2014 levels due primarily to a shift in storage product sales from higher-margin products to lower-margin products and to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream. In addition, we saw a decrease in traditional storage margins during the three and six months ended June 30, 2015. Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices. Vendor incentives were $2.1 million and $2.4 million, respectively, for the three-month periods ended June 30, 2015 and 2014.  Vendor incentives were $5.0 million and $3.7 million, respectively, for the six-month periods ended June 30, 2015 and 2014.  As a percentage of product cost of goods sold, vendor incentives were 2.4% and 3.0%, respectively, for the three months ended June 30, 2015 and 2014 and 2.9% and 2.5%, respectively, for the six months ended June 30, 2015 and 2014, respectively. These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that, as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, our product gross margins for the remainder of 2015 will be approximately 20%.

Service gross profit as a percentage of service sales for the three and six months ended June 30, 2015 decreased 0.8% and 1.6%, respectively, as compared to the same periods in 2014.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new collaboration, security, wireless, and networking products and services combined with a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2015, and service gross margins will be within the 21% to 24% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $18.3 million, or 10.0% of net sales, for the quarter ended June 30, 2015, compared to $15.9 million, or 10.0% of net sales, for the second quarter in 2014.  Sales and marketing expenses totaled $35.7 million, or 10.0% of net sales, for the six months ended June 30, 2015, compared to $31.5 million, or 10.5% of net sales, for the same period in 2014.

Sales and marketing expenses increased $2.4 and $4.2 million for the three- and six-month periods ended June 30, 2015, respectively, as compared to the same periods in 2014.  These increases are primarily due to an increase in salaries and benefits, commensurate with the increase in the number of salespeople for the 2015 period as a result of our acquisition of Bear Data during the fourth quarter of 2014. We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2015.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $6.3 million, or 3.5% of net sales, for the quarter ended June 30, 2015, compared to $4.8 million, or 3.0% of net sales, for the second quarter in 2014.  General and administrative expenses were $13.3 million, or 3.8% of net sales, for the six months ended June 30, 2015, compared to $10.1 million, or 3.4% of net sales, for the same period in 2014.

General and administrative expenses increased $1.5 million and $3.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase in general and administrative expenses for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase of $585,000 in facilities and depreciation expenses and an increase of $342,000 in salaries, benefits, wages, travel, and entertainment expenses as a result of increased facilities and headcount from the Bear Data acquisition. The increase in general and administrative expenses for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase of $1.1 million in facilities and depreciation expenses and an increase of $615,000 in salaries, benefits, wages, travel, and entertainment expenses as a result of increased facilities and headcount from the Bear Data acquisition.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $8.6 million, or 4.8% of net sales, for the quarter ended June 30, 2015, compared to $7.4 million, or 4.7% of net sales, for the second quarter in 2014.  Engineering expenses were $16.9 million, or 4.7% of net sales, for the six months ended June 30, 2015, compared to $15.0 million, or 5.0% of net sales, for the same period in 2014.

Engineering expenses increased $1.2 million and $1.9 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.  The increase in engineering expenses for the three months ended June 30, 2015 is primarily due to an increase in salaries and benefits of $3.5 million, an increase in contracted engineering costs of $892,000 an increase in stock-based compensation expenses of $544,000, and an increase in travel and entertainment costs of $394,000, all commensurate with the increase in engineering headcount during the 2015 period that was a result of the Bear Data acquisition and of adding new products and services to address rising market acceptance of unified data centers.  These were partially offset by an increase of $3.5 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales. The increase in engineering expenses for the six months ended June 30, 2015 is primarily due to an increase in salaries and benefits of $6.1 million, an increase in contracted engineering costs of $2.5 million, an increase in management cost allocations from sales and marketing to engineering of $568,000, an increase in stock-based compensation expenses of $892,000, and an increase in travel and entertainment costs of $728,000, all commensurate with the increase in engineering headcount during the 2015 period that was a result of the Bear Data acquisition and of adding new products and services to address rising market acceptance of unified data centers.  These were partially offset by an increase of $9.1 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $70,000 and $520,000 of integration and transaction costs for the three and six months ended June 30, 2015, respectively. We recorded no integration and transaction costs for the three and six months ended June 30, 2014. Integration and transaction expenses in 2015 for the Bear Data acquisition included audit, legal, and other outside consulting fees as well as salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the integration of Bear Data.

Amortization of Intangibles.  We had $1.8 million and $1.4 million of intangible asset amortization expenses for the three months ended June 30, 2015 and 2014, respectively.  We had $3.9 million and $2.8 million of intangible asset amortization expenses for the six months ended June 30, 2015 and 2014, respectively. Amortization expense in 2015 and 2014 was related to the acquisitions of Bear Data in 2014, StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of three years, three years, six years and three months, respectively. We are amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed.  We are amortizing the covenants not to compete, trademarks, and order backlog using the straight-line method. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The increase in amortization of intangibles expenses in 2015 as compared to 2014 is primarily due to the acquisition of Bear Data in October 2014.

Earnings from Operations.  We had earnings from operations of $1.3 million and $6.0 million for the three months ended June 30, 2015 and 2014, respectively.  We had earnings from operations of $1.3 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in earnings from operations for the three and six months ended June 30, 2015 as compared to the comparable periods in 2014 were primarily the result of an increase in our networking revenue stream, which has historically carried lower margins than our storage revenue stream, a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, and increase in salaries and benefits, facilities, and depreciation expenses largely due to additional facilities and headcount that were a result of our Bear Data acquisition.

Income Taxes.  We had income tax expense of $503,000 and $2.4 million for the three months ended June 30, 2015 and 2014, respectively.  We had income tax expense of $494,000 and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.  Our estimated effective tax rate for the three and six months ended June 30, 2015 was 43.2% and 43.3%, respectively. For the balance of 2015, we expect to report an income tax provision using an effective tax rate of approximately 41.8%.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$15,983	$6,879
Investing activities	3,753	4,816
Financing activities	(4,061)	(3,167)
Increase in cash	$15,675	$8,528

Net cash provided by operating activities was $16.0 million and $6.9 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by operating activities for the six months ended June 30, 2015 of $16.0 million was primarily due to a $39.8 million decrease in accounts receivable, a $3.9 million decrease in inventories, a $3.7 million decrease in deferred customer support contract costs/revenues and customer deposits, net, and non-cash add backs including amortization of finite-lived intangibles of $3.9 million, stock-based compensation expense of $3.1 million, and depreciation of $1.7 million, partially offset by a $39.4 million decrease in accounts payable and a $4.2 decrease in accrued expenses. Net cash provided by operating activities of $6.9 million for the six months ended June 30, 2014 was primarily due to a $26.7 million decrease in accounts receivable, a $9.5 million decrease in inventories, our net earnings of $3.9 million and non-cash items including amortization of finite-lived intangibles of $2.8 million, stock-based compensation of $1.7 million and depreciation of $1.2 million, partially offset by a $30.0 million decrease in accounts payable and accrued expenses and an $11.6 million decrease in income taxes payable.

Net cash provided by investing activities was $3.8 million for the six months ended June 30, 2015, was primarily due to the net sale of $5.5 million of investments, partially offset by the purchase of $1.8 million in property and equipment. Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, the net sale of $6.1 million of investments was partially offset by the purchase of $1.3 million in property and equipment. For the remainder of 2015, we are planning for capital expenditures of up to $1.5 million primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash used in financing activities was $4.1 million for the six months ended June 30, 2015 and was primarily attributable to net payments on our floor plan line of credit of $3.3 million. Net cash used in financing activities was $3.2 million for the six months ended June 30, 2014 and was primarily attributable to payments on our floor plan line of credit of $3.0 million.

On July 17, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Agreement provided for a channel finance facility (“Floor Plan Line of Credit”) and a revolving facility (“Revolving Facility” and, together with the Floor Plan Line of Credit, “Combined Facility”) in a maximum combined aggregate amount of $40 million.  On May 21, 2015, we entered into the Second Amendment to Credit Agreement (the “Amended Agreement”), which provides an increase to the Combined Facility for a maximum combined aggregate borrowing amount of $75 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $75 million minus the amount outstanding under the Floor Plan Line of Credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future.  The Floor Plan Line of Credit will finance certain purchases of inventory by us from vendors approved by CPC and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.19% at June 30, 2015).  Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility.  The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million, and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at June 30, 2015 under the Combined Facility, we had outstanding advances of $24.3 million and $27.7 million on the Floor Plan Line of Credit at June 30, 2015 and December 31, 2014, respectively, related to the purchase of inventory from a vendor.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting

Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended June 30, 2015 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2014 in our market risk.  For further information on market risk, refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We have recorded a significant amount of goodwill related to our acquisitions to date and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. We may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may constitute a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively affect our results of operations.

There have been no additional material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated: August 7, 2015	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10.1

Second Amendment, dated as of May 21, 2015, to Credit Agreement, dated as of July 17, 2013, by and between Datalink Corporation and Castle Pines Capital LLC (Incorporated by reference to the exhibit of the same number in our Form 8-K filed on May 22, 2015 (File No. 000-29758)).

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