Form 10-Q
period 2015-09-30
DATALINK CORP
filed 2015-11-06
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2015

or

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

Yes   ☐   No   ☒

As of November 2, 2015, 23,254,477 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$24,379	$27,725
Short-term investments	26,566	22,994
Accounts receivable, net	147,378	171,531
Net working capital receivable from acquisition	—	741
Lease receivable	4,262	2,482
Inventories, net	19,879	5,447
Current deferred customer support contract costs	120,850	106,497
Inventories shipped but not installed	13,058	20,035
Income tax receivable	1,743	4,194
Other current assets	1,362	3,563
Total current assets	359,477	365,209
Property and equipment, net	7,848	7,244
Goodwill	47,101	47,101
Finite-lived intangibles, net	10,951	16,603
Deferred customer support contract costs, non-current	58,439	58,484
Deferred taxes	6,850	6,874
Long-term lease receivable	7,757	4,016
Other assets	756	759
Total assets	$499,179	$506,290

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$25,506	$27,656
Accounts payable	59,980	86,266
Lease payable	3,502	2,319
Accrued commissions	2,857	5,334
Accrued sales and use taxes	2,733	4,117
Accrued expenses, other	6,675	7,730
Deferred taxes	1,271	2,281
Customer deposits	4,587	3,325
Current deferred revenue from customer support contracts	146,927	131,061
Other current liabilities	1,007	746
Total current liabilities	255,045	270,835
Deferred revenue from customer support contracts, non-current	70,273	70,663
Long-term lease payable	6,700	3,278
Other liabilities, non-current	1,149	828
Total liabilities	333,167	345,604

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 23,374,586 and 22,876,753 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	23	23
Additional paid-in capital	118,413	115,048
Retained earnings	47,576	45,615
Total stockholders’ equity	166,012	160,686
Total liabilities and stockholders’ equity	$499,179	$506,290

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Products	$123,871	$81,209	$339,394	$262,656
Services	74,161	63,738	216,621	181,206
Total net sales	198,032	144,947	556,015	443,862
Cost of sales:
Cost of products	104,181	63,276	278,149	206,457
Cost of services	58,970	49,338	171,345	140,107
Total cost of sales	163,151	112,614	449,494	346,564
Gross profit	34,881	32,333	106,521	97,298
Operating expenses:
Sales and marketing	16,376	13,943	52,087	45,474
General and administrative	6,262	5,858	19,746	15,996
Engineering	7,602	6,661	24,470	21,621
Integration and transaction costs	419	—	939	—
Amortization of intangibles	1,746	1,307	5,652	4,082
Total operating expenses	32,405	27,769	102,894	87,173
Earnings from operations	2,476	4,564	3,627	10,125
Other income (expense):
Gain on settlement related to StraTech acquisition	—	—	—	876
Interest income	114	95	241	215
Interest expense	(66)	(93)	(203)	(201)
Earnings before income taxes	2,524	4,566	3,665	11,015
Income tax expense	1,210	1,020	1,704	3,605
Net earnings	$1,314	$3,546	$1,961	$7,410

Net earnings per common share:
Basic	$0.06	$0.16	$0.09	$0.34
Diluted	0.06	0.16	0.09	0.33
Weighted average common shares outstanding:
Basic	22,060	21,563	22,004	21,540
Diluted	22,833	22,253	22,585	22,153

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,961	$7,410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in fair value of trading securities	16	(93)
Provision for bad debts	155	114
Depreciation	2,425	1,891
Amortization of finite-lived intangibles	5,652	4,082
Gain on settlement related to StraTech acquisition	—	(876)
Deferred income taxes	(986)	(454)
Stock-based compensation expense	4,264	2,719
Changes in operating assets and liabilities
Accounts receivable, net and leases receivable	19,218	27,154
Inventories	(7,455)	10,009
Deferred costs/revenues/customer deposits, net	2,430	3,294
Accounts payable and leases payable	(21,681)	(20,924)
Accrued expenses	(4,916)	(4,789)
Income tax receivable	—	(16,320)
Income tax payable	2,451	—
Other	2,786	384
Net cash provided by operating activities	6,320	13,601

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	(3,588)	15,305
Purchase of property and equipment	(3,029)	(1,620)
Net cash provided by (used in) investing activities	(6,617)	13,685

Cash flows from financing activities:
Net payments from channel finance facility	(2,150)	(4,956)
Repurchase of common stock	(174)	—
Excess tax from stock compensation	132	583
Proceeds from issuance of common stock from option exercise	34	88
Tax withholding payments reimbursed by restricted stock	(891)	(1,000)
Net cash used in financing activities	(3,049)	(5,285)

Increase (decrease) in cash and cash equivalents	(3,346)	22,001
Cash and cash equivalents, beginning of period	27,725	24,871
Cash and cash equivalents, end of period	$24,379	$46,872

Supplementary cash flow information:
Cash paid for income taxes	$269	$19,799
Cash received for income tax refunds	$88	$4
Cash paid for interest expense	$139	$—

The accompanying notes are an integral part of these financial statements.

Datalink Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.                                               Basis of Presentation

The Company has prepared the interim consolidated financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company has condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these consolidated financial statements in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements presented herein as of September 30, 2015, and for the three months and nine months ended September 30, 2015 and 2014, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses the Company reports, and its disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In September 2015, the FASB issued Accounting Standards Update 2015-16, Accounting for Measurement Period Adjustments in a Business Combination (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for annual and interim reporting periods beginning after December 15, 2015, although early adoption is permitted. We do not expect that the adoption of ASU 2015-16 will have a significant impact on our consolidated financial statements.

In July 2015, the FASB deferred the effective date of guidance that was originally issued in May 2014 in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 is intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of ASU 2014-09 will now be effective for interim and annual periods beginning after December 15, 2017. The Company is currently determining its implementation approach for this standard and assessing the impact it may have on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-05, Customer’s Accounting for Fees in a Cloud Computing Arrangement (“ASU 2015-05”), related to cloud computing arrangements. ASU 2015-05 sets forth guidance on accounting for fees paid in a cloud computing arrangement and specifically outlines how to determine whether a cloud computing arrangement contains a software license or is solely a service contract. ASU 2015-05 will be effective for annual and interim reporting periods beginning after December 15, 2015 and permits early adoption. The Company currently does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an update to ASC Topic 225 — Income Statement (“ASU 2015-01”), which eliminates from accounting principles generally accepted in the United States the concept of extraordinary items. Subtopic 225-20, Income Statement — Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. ASU 2015-01 is effective for annual periods beginning after December 15, 2015. An entity has the option to adopt the changes earlier provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company currently does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2015. Entities can apply the amendment either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company currently does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net earnings	$1,314	$3,546	$1,961	$7,410

Basic:
Weighted average common shares outstanding	23,374	22,786	23,374	22,786
Weighted average common shares of restricted stock that have not vested	(1,314)	(1,223)	(1,370)	(1,246)
Shares used in the computation of basic net earnings per share	22,060	21,563	22,004	21,540
Net earnings per share — basic	$0.06	$0.16	$0.09	$0.34

Diluted:
Shares used in the computation of basic net earnings per share	22,060	21,563	22,004	21,540
Employee and non-employee director stock options	84	164	142	169
Restricted stock that has not vested	689	526	439	444
Shares used in the computation of diluted net earnings per share	22,833	22,253	22,585	22,153
Net earnings per share — diluted	$0.06	$0.16	$0.09	$0.33

The Company excluded the following restricted stock grants that have not vested from weighted average common shares outstanding used in the computation of basic net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted common stock that has not vested	1,300,718	1,212,483	1,356,691	1,235,938

The Company excluded the following restricted stock grants that have not yet vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted common stock that has not vested	104,834	41,900	54,427	41,900

3.                                               Stock-Based Compensation

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $1.1 million and $880,000 for the three months ended September 30, 2015 and 2014, respectively.  Total stock-based compensation expense related to restricted stock was $4.0 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $6.5 million at September 30, 2015, which the Company will amortize ratably through February 2019.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2015	1,003,841	$10.55
Granted	627,810	11.69
Cancelled	(86,000)	11.18
Shares vested	(235,864)	10.00
Restricted stock that has not vested at September 30, 2015	1,309,787	$11.15

Stock Options:

The Company recognized no stock-based compensation expense related to stock options for the three and nine months ended September 30, 2015 or for the three and nine months ended September 30, 2014. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2015.

The following table represents stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years
Outstanding options as of January 1, 2015	462,900	$3.52
Options granted	—	—
Options exercised	(8,200)	4.15
Options cancelled	—	—
Outstanding options as of September 30, 2015	454,700	$3.51	3.79
Exercisable options as of September 30, 2015	454,700	$3.51	3.79

Other:

Effective January 1, 2014 and pursuant to Deferred Stock Unit (“DSU”) Master Agreements, each member of the board of directors may elect to receive DSUs with a fair value equivalent to a percentage of each quarterly installment of the annual cash retainer for non-employee directors to which that member would otherwise be entitled for service as a Datalink director. In addition, each member of the board of directors may elect to receive a DSU award equal to a percentage of the award of shares of restricted stock to which that member would otherwise have been entitled as the equity component of the annual retainer. The DSUs and DSU awards vest and become non-forfeitable on each of June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, provided the board member remains in service with Datalink. The Company will issue one share in payment and settlement of each vested DSU subject to the Master DSU Agreement following a termination of that board member’s service with Datalink.

The Company recognized expenses of $60,000 and $114,000 during the three months ended September 30, 2015 and 2014, respectively, related to awards of 10,047 shares and 10,746 shares, respectively, of fully vested common stock to members of its board of directors.  Of the 10,047 shares of fully vested stock awarded to members of the Company’s board of directors during the three months ended September 30, 2015, 4,047 shares were DSUs. Of the 10,746 shares of fully vested stock awarded to members of the Company’s board of directors during the three months ended September 30, 2014, 5,088 shares were DSUs. During the nine months ended September 30, 2015 and 2014, the Company recognized expenses of $279,000 and $342,000, respectively, related to awards of 30,765 shares and 29,820 shares, respectively, of fully vested common stock to members of its board of directors.  Of the 30,765 shares of fully vested stock awarded to members of the Company’s board of directors during the nine months ended September 30, 2015, 14,265 shares were DSUs. Of the 29,820 shares of fully vested stock awarded to members of the Company’s board of directors during the nine months ended September 30, 2014, 10,662 shares were DSUs.

4.                                               Repurchase of Restricted Stock

On September 14, 2015, the Company’s board of directors approved a new stock repurchase program authorizing the repurchase of shares of the Company’s common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors.  The share repurchase program is expected to be completed by December 31, 2016. Under this program, the Company may from time to time purchase its outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the three and nine months ended September 30, 2015, the Company repurchased 29,000 shares of its common stock at a total purchase price of $174,000 under this program.

5.                                               Income Taxes

The Company bases the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which it operates.  For the three months ended September 30, 2015 and 2014, the Company’s effective tax rate was 41.8% and 40.8%, respectively, excluding discrete items.  For the nine months ended September 30, 2015 and 2014, the Company’s effective tax rate was 41.8% and 40.5%, respectively, excluding discrete items. The Company recognized expense (benefits) from discrete item adjustments of approximately $156,000 and ($842,000) during the three months ended September 30, 2015 and 2014, respectively, which adjusted the Company’s effective tax rate to 48.0% and 22.3% for the three months ended September 30, 2015 and 2014, respectively. The Company recognized expense (benefits) from discrete item adjustments of approximately $173,000 and ($856,000) during the nine months ended September 30, 2015 and 2014, respectively, which adjusted the Company’s effective tax rate to 46.5% and 32.7% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the tax rate was primarily related to two favorable discrete events in 2014. In 2014, the Company recorded discrete benefits associated with the establishment of a deferred tax asset related to the excess tax goodwill on the StraTech settlement and a benefit resulting from amended returns filed to account for changes in state apportionment.  The Company expects its annual effective tax rate for 2015 to be approximately 43.1%.

As part of the process of preparing financial statements, the Company estimates federal and state income taxes. Management estimates the actual current tax exposure and assesses temporary differences resulting from different treatments for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which the Company includes within its consolidated balance sheets. Management must then assess the likelihood that the Company will utilize deferred tax assets to offset future taxable income during the periods in which the Company may deduct these temporary differences.  For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $1.2 million and $1.7 million, respectively, with an effective tax rate of 48.0% and 46.5%, respectively.

Included in the gross balance of unrecognized tax benefits as of September 30, 2015 and December 31, 2014 are potential benefits of $236,000 that, if recognized, would affect the effective tax rate. There is no interest or penalties accrued for this liability; however, any future amounts accrued would be a component of income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits as of September 30, 2015 will change significantly in the next 12 months.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses. As of September 30, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. As of September 30, 2015, the Company was no longer subject to federal income tax examinations for taxable years before 2012 for federal purposes and before 2011 for significant state jurisdictions.

As a result of the acquisition of Bear Data Solutions, Inc. (“Bear Data”) in October 2014, utilization of U.S. net operating losses and tax credits of Bear Data are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively.

6.                                               Acquisitions

Bear Data Solutions, Inc.

On October 18, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bear Data. Bear Data is primarily an IT services firm, serving California-based and international customers from offices in San Francisco, San Jose, Irvine and San Diego. A significant portion of its revenues is derived from networking products including Cisco wireless, routing and core switches. The aggregate purchase price for the overall transaction was approximately $13.4 million, including a cash payment of $12.7 million, net of cash acquired, in connection with the merger (the “Preliminary Purchase Price”), which was partially offset by a net working capital receivable from the sellers of $741,000 resulting from the preliminary estimated net tangible asset adjustment as defined by the Merger Agreement. The Preliminary Purchase Price was subject to certain adjustments to reflect the difference, if any, between the net working capital at closing and target net working capital. An aggregate amount of $2.4 million of the Preliminary Purchase Price was placed into escrow to cover any post-closing adjustment to the Preliminary Purchase Price and indemnification obligations of the securityholders. Pursuant to the Merger Agreement, the sellers of Bear Data were obligated to pay us an amount equal to the difference between the actual net tangible assets on the closing date and the sellers’ good faith estimate of net tangible assets as set forth in the Merger Agreement.

The Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”), also dated as of October 18, 2014, by and among Datalink Corporation, Merger Sub, and three executive securityholders of Bear Data. Under the Common Stock Purchase Agreement, the Company issued 156,360 shares of its common stock with a value of approximately $1.5 million, net of illiquidity adjustments, to the three Bear Data executives. The $13.4 million aggregate purchase price for the overall transaction discussed above includes the $1.5 million issuance of shares to the executive securityholders of Bear Data. For this purpose, the Company’s common stock was valued at the volume-weighted average of the per share trading prices of its common stock as reported through Bloomberg (based on all trades in the Company’s common stock and not an average of daily averages) for the 20 consecutive full trading days ending one business day prior to closing. These shares had an aggregate value of $1.7 million, offset by a $192,000 illiquidity adjustment. 75% of the shares issued under the Common Stock Purchase Agreement were not transferable until the first anniversary of closing.

Under the acquisition method of accounting, the Company estimated the fair value of the assets acquired and liabilities assumed of Bear Data primarily using a discounted cash flow approach with respect to identified intangible assets and goodwill. The Company based this approach upon its estimates of future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities assumed. As of December 31, 2014, the fair value of the acquired assets was provisional as the Company had not yet finalized net working capital adjustments. The total purchase price has been allocated to Bear Data’s net tangible and identifiable assets based on their estimated fair values as of October 18, 2014, and has been adjusted through September 30, 2015. Adjustments to provisional amounts during the measurement period that were the result of information that existed as of the acquisition date require the revision of comparative prior period financial information when reissued in subsequent financial statements. Accordingly, our 2014 consolidated balance sheet has been retroactively adjusted to account for those changes.

Bear Data filed its final stub period federal and state income tax returns for 2014 during the three months ended September 30, 2015. The final stub period returns reported taxable losses, which have been carried back to the full extent possible. As a result, the Company recorded a $916,000 reduction in goodwill and increase in net deferred tax assets. The changes did not impact the Company’s consolidated statements of operations.

The following table summarizes the final allocation of the purchase price including measurement period adjustments:

(in thousands)
Assets acquired at their fair value:
Accounts receivable, net	$15,650
Inventories shipped but not installed	775
Short term deferred tax assets	935
Equipment	975
Finite-lived intangibles	9,522
Goodwill	9,320
Other assets	257
Total assets acquired	37,434

Liabilities assumed at their fair value:
Accounts payable	17,188
Leases payable	229
Accrued expenses	3,536
Long-term deferred tax liabilities	3,041
Total liabilities assumed	23,994

Net purchase price	$13,440

The $9.5 million of finite-lived intangibles consisted of $370,000 of covenants not to compete, $890,000 of trademarks, $7,810,000 of customer relationships and $452,000 of order backlog having estimated lives of three years, three years, six years, and six months, respectively. The indefinite-lived asset consisted of goodwill of approximately $9.3 million, which was not deductible for tax purposes. The Company is amortizing the covenants not to compete, trademarks, and order backlog using the straight line method. The Company is amortizing the customer relationships it acquired in the Bear Data acquisition over its useful life using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed.

The following table provides a reconciliation of the net purchase price for Bear Data as compared to the cash payment for purchase:

(in thousands)

Payment in cash for purchase	$16,173
Less cash acquired	(3,466)
Less receivable due from Seller	(741)
Plus value of shares issued	1,474
Net purchase price	$13,440

Integration costs for 2015 include salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the initial integration of Bear Data. In addition, transaction costs for 2015 include legal, audit, and other outside service fees necessary to complete the Company’s acquisition of Bear Data, which were expensed. Total integration and transaction costs were $419,000 and $939,000 for the three and nine months ended September 30, 2015, respectively.

Strategic Technologies, Inc.

On October 4, 2012, the Company purchased substantially all of the assets and liabilities of Strategic Technologies, Inc. (“StraTech”) from StraTech and Midas Medici Group Holdings, Inc. (“Midas,” parent company of StraTech and, together with StraTech, the “Sellers of StraTech”). StraTech is an IT services and solutions firm that shares the Company’s focus on optimizing enterprise data centers and IT infrastructure through a common product and services portfolio designed to help customers increase business agility. The Company purchased StraTech for a purchase price of approximately $11.9 million, comprised of a cash payment of approximately $13.2 million, which was offset by a receivable due from the Sellers of StraTech of approximately $3.3 million, resulting from the preliminary net tangible asset adjustment as defined by the asset purchase agreement. In addition, the Company issued 269,783 shares of its common stock with a value of approximately $2.0 million. Of those shares, 242,805 shares were deposited in an escrow account as security for certain indemnification obligations of the Sellers of StraTech.

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

In January 2014, the Company reached a settlement agreement with the former owners of StraTech regarding the disputed amount owed to the Company in connection with the reconciliation payment mentioned above. Under the terms of the agreement, the former owners of StraTech agreed to release the entire 242,805 shares of Datalink common stock that were being held in escrow in exchange for a payment of $100,000 and the release of certain other claims. As of December 31, 2013, the remaining $3.3 million receivable due from the Sellers of StraTech was deemed to be uncollectible and written down to the estimated realizable value, which was determined to be the fair value of the shares in escrow on December 31, 2013. The remaining receivable of $2,647,000 was reclassified from accounts receivable to equity within the December 31, 2013 consolidated balance sheet. Based on the value of the Company’s common stock on the date of the settlement agreement in January 2014, the Company recorded a gain before tax of approximately $876,000 during the first six months of 2014 as a result of the increase in the Company’s stock price from December 31, 2013 to the date it repossessed the shares in escrow.

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

7.                                               Goodwill and Finite-Lived Intangible Assets

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

In conducting the annual impairment test of the Company’s goodwill, qualitative factors are first examined to determine whether the existence of events, or circumstances, indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the Company’s market capitalization with the carrying value of its net assets. If the Company’s total market capitalization is at or below the carrying value of its net assets, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss it records, if any.  The Company considers goodwill impairment test estimates critical due to the amount of goodwill recorded on its consolidated balance sheets and the judgment required in determining fair value amounts.

Goodwill was $47.1 million as of each of September 30, 2015 and December 31, 2014. The Company conducted its annual goodwill impairment test as of December 31, 2014, its last measurement date.  Based on this analysis, the Company determined that there was no impairment to goodwill.  The Company will continue to monitor conditions and changes that could indicate impairment of its recorded goodwill.

At each of September 30, 2015 and December 31, 2014, the Company determined that no triggering events had occurred during the quarter and its finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

		As of September 30, 2015			As of December 31, 2014
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$36,943	$(26,849)	$10,094	$36,943	$(21,776)	$15,167
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	848	(597)	251	848	(504)	344
Trademarks	3	1,153	(547)	606	1,153	(325)	828
Order backlog	3 months - 1 year	2,614	(2,614)	—	2,614	(2,350)	264
Total identified intangible assets		$42,092	$(31,141)	$10,951	$42,092	$(25,489)	$16,603

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	Consolidated Statements of Operations Classification
Customer relationships	$1,641	$1,267	$5,073	$3,963	Operating expenses
Covenant not to compete	31	40	93	119	Operating expenses
Trademarks	74	—	222	—	Operating expenses
Order backlog	—	—	264	—	Operating expenses
Total identified intangible assets	$1,746	$1,307	$5,652	$4,082

Based on the identified intangible assets recorded at September 30, 2015, future amortization expense for the next five years is as follows:

(in thousands)
Remainder of 2015	$1,695
2016	5,157
2017	2,649
2018	900
2019	550
$10,951

8.                                               Short-Term Investments

The Company’s short-term investments consist of commercial paper, corporate bonds, and interest-bearing CDs. The Company categorizes these investments as trading securities and records them at fair value. The Company classifies investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments. The following table summarizes the Company’s short-term investments:

	At September 30, 2015				At December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$20,976	$9	$1	$20,984	$19,988	$6	$—	$19,994
Corporate bonds	5,606	—	24	5,582	—	—	—	—
Interest-bearing CDs	—	—	—	—	3,005	—	5	3,000
Total	$26,582	$9	$25	$26,566	$22,993	$6	$5	$22,994

The Company’s $26.6 million of short-term investments at September 30, 2015 is comprised of commercial paper and corporate bonds with maturities within one year and interest rates ranging from 0.1% to 0.8%.

9.                                               Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  The Company applies fair value measurements for both financial and nonfinancial assets and liabilities.  The Company has no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of September 30, 2015.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the Company determines the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of the Company’s financial assets and/or liabilities at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 according to the valuation techniques the Company used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
Cash and cash equivalents	$24,379	$24,379	—	—
Short-term investments	26,566	5,582	20,984	—
Total assets measured at fair value	$50,945	$29,961	$20,984	—

At December 31, 2014:
Cash and cash equivalents	$27,725	$27,725	—	—
Short-term investments	22,994	3,000	19,994	—
Total assets measured at fair value	$50,719	$30,725	$19,994	—

10.                                      Leases Receivable and Leases Payable

The Company occasionally enters into sales-type lease agreements with its customers resulting from the sale of certain products. The Company’s lease receivables are recorded at net realizable value within the accounts receivable and long-term lease receivables balances on its consolidated balance sheets and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the consolidated statements of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $11.5 million and $6.1 million at September 30, 2015 and December 31, 2014, respectively, is reflected net of unearned interest income of $577,000 and $435,000 at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ending December 31:

(in thousands)
Remainder of 2015	$2,110
2016	3,899
2017	3,281
2018	2,284
2019	304
Thereafter	141
12,019
Less: Current portion	(4,262)
Long-term sales-type lease receivable	$7,757

Lease receivables are individually evaluated for impairment. In the event the Company determines that a lease receivable may not be paid, it includes in its allowance an amount for the outstanding balance related to the lease receivable. At September 30, 2015, there were no material amounts past due related to lease receivables.

The Company’s lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, the Company occasionally finances the equipment associated with its leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements.  As of September 30, 2015, the Company’s contractual cash obligations for future minimum lease payments were as follows for the fiscal years ending December 31:

(in thousands)
Remainder of 2015	$640
2016	3,641
2017	3,205
2018	2,238
2019	337
Thereafter	141
10,202
Less: Current portion	(3,502)
Long-term leases payable	$6,700

Of the $10.2 million of contractual cash obligations for future minimum lease payments at September 30, 2015, $557,000 represented interest.

11.                                      Line of Credit

On July 17, 2013, the Company entered into a Credit Agreement (“Credit Agreement”) with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provided for a channel finance facility (“Floor Plan Line of Credit”) and a revolving facility (“Revolving Facility” and, together with the Floor Plan Line of Credit, “Combined Facility”) in a maximum combined aggregate amount of $40 million. On May 21, 2015, the Company entered into the Second Amendment to Credit Agreement (the “Amended Agreement”), which provides an increase to the Combined Facility for a maximum combined aggregate borrowing amount of $75 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $75 million minus the amount outstanding under the Floor Plan Line of Credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future. The Floor Plan Line of Credit will finance certain purchases of inventory by us from vendors approved by CPC, and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.19% at September 30, 2015). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date, and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, the Company was obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of the Company’s personal property. The Amended Agreement terminates on January 9, 2018, and the Company will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding the Company’s financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at September 30, 2015 under the Combined Facility, the Company had outstanding advances of $25.5 million and $27.7 million on the Floor Plan Line of Credit at September 30, 2015 and December 31, 2014, respectively, related to the purchase of inventory from certain vendors.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated.  The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which indicate future events and trends identify forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending upon a variety of factors, including, but not limited to:  the level of continuing demand for data center solutions and services including the effects of current economic and credit conditions and the ability of organizations to outsource data center infrastructure-related services to service providers like us; the migration of organizations to virtualized server environments, including using a private cloud computing infrastructure; the extent to which customers deploy disk-based backup recovery solutions; the realization of the expected trends identified for advanced network infrastructures; reliance by manufacturers on their data service partners to integrate their specialized products;  continued preferred status with certain principal suppliers; competition and pricing pressures and timing of our installations that may adversely affect our revenues and profits; fixed employment costs that may impact profitability if we suffer revenue shortfalls; our ability to hire and retain key technical and sales personnel;  continued productivity of our sales personnel; our dependence on key suppliers; our ability to adapt to rapid technological change; success of the implementation of our enterprise resource planning system; risks associated with integrating completed and future acquisitions; the ability to execute our acquisition strategy; fluctuations in our quarterly operating results; future changes in applicable accounting rules; and volatility in our stock price.  Further, our revenues for any particular quarter are not necessarily reflected by our backlog of contracted orders, which also may fluctuate unpredictably.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components, and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our customers with a single vendor to provide their data center infrastructure needs.  As of September 30, 2015, we had 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from customers located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.4	77.7	80.8	78.1
Gross profit	17.6	22.3	19.2	21.9
Operating expenses:
Sales and marketing	8.3	9.6	9.4	10.2
General and administrative	3.2	4.1	3.5	3.6
Engineering	3.8	4.6	4.4	4.9
Integration and transaction costs	0.2	—	0.2	—
Amortization of intangibles	0.9	0.9	1.0	0.9
Total operating expenses	16.4	19.2	18.5	19.6
Earnings from operations	1.3%	3.1%	0.7%	2.3%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Product sales	$123,871	$81,209	$339,394	$262,656
Service sales	74,161	63,738	216,621	181,206

Product gross profit	$19,690	$17,933	$61,245	$56,199
Service gross profit	15,191	14,400	45,276	41,099

Product gross profit as a percentage of product sales	15.9%	22.1%	18.0%	21.4%
Service gross profit as a percentage of service sales	20.5%	22.6%	20.9%	22.7%

The following table shows, for the periods indicated, revenues by revenue mix component expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service	37.4%	44.0%	39.0%	40.8%
Storage	15.5	26.0	19.6	26.6
Networking and servers	39.4	19.4	33.3	21.8
Software	7.0	9.8	7.2	10.1
Tape	0.5	0.8	0.9	0.7
Net sales	100.0%	100.0%	100.0%	100.0%

On October 18, 2014, we entered into a Merger Agreement with Bear Data, as set forth above. Our results for the three and nine months ended September 30, 2015 include the results of operations from the acquisition of Bear Data.

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and nine months ended September 30, 2015, product sales represented 62.6% and 61.0%, respectively, of our total sales compared to 56.0% and 59.2%, respectively, for the comparable periods in 2014. The dollar volume increase in our product sales for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 reflects additional sales as a result of our Bear Data acquisition during the fourth quarter of 2014 and diversification of our offerings by adding new collaboration, security, wireless and networking products. We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and nine months ended September 30, 2015, service sales represented 37.4% and 39.0%, respectively, of our total sales compared to 44.0% and 40.8%, respectively, for the comparable periods in 2014. The dollar volume increase in our service sales for the three and nine months ended September 30, 2015 as compared to the same period in 2014 reflects additional sales as a result of our Bear Data acquisition during the fourth quarter of 2014 and the impact of accelerating momentum for our virtualized data center solutions and services offerings. Data center solutions and services offerings include unified monitoring, managed infrastructure services for the entire multi-vendor virtualized data center, and managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services, which help companies analyze the impact of cloud deployments on their business.  In addition, we are expanding into the security and software-defined data center market, which will increase our relevance to customers and maximize customer retention by providing a single trusted source for all of their data center needs. We continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer, and we cannot assure that our future customer support contract sales will not decline.

For the three months ended September 30, 2015, Apple Inc. and its wholly owned subsidiaries accounted for 11.3% of our sales. We had no single customer account for 10% or greater of our sales for the three months ended September 30, 2014 or for the nine months ended September 30, 2015 or 2014. Our top five customers collectively accounted for 18.8% and 7.7% of our revenues for the three months ended September 30, 2015 and 2014, respectively, and 12.7% and 7.5% of our revenues for the nine months ended September 30, 2015 and 2014, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 17.6% for the quarter ended September 30, 2015, as compared to 22.3% for the comparable quarter in 2014.  Our total gross profit as a percentage of net sales decreased to 19.2% for the nine months ended September 30, 2015, as compared to 21.9% for the comparable period in 2014.  Product gross profit as a percentage of product sales decreased to 15.9% in the third quarter of 2015 from 22.1% for the comparable quarter in 2014.  Product gross profit as a percentage of product sales decreased to 18.0% for the nine months ended September 30, 2015 from 21.4% for the same period in 2014.  Service gross profit as a percentage of service sales decreased to 20.5% for the third quarter of 2015 from 22.6% for the comparable quarter in 2014.  Service gross profit as a percentage of service sales decreased to 20.9% for the nine months ended September 30, 2015 from 22.7% for the same period in 2014.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Product gross profit as a percentage of product sales for the three and nine months ended September 30, 2015 decreased 6.2% and 3.4%, respectively, as compared to the same periods in 2014. We expect that our product margins in the current year will be below 2014 levels due primarily to a shift in storage product sales from higher-margin products to lower-margin products and to the increase in our networking and server revenue stream, which historically has carried lower gross margins than our storage revenue stream. In addition, we saw a decrease in traditional storage margins during the three and nine months ended September 30, 2015. Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices. Vendor incentives were $1.8 million and $2.3 million, respectively, for the three month periods ended September 30, 2015 and 2014.  Vendor incentives were $6.7 million and $6.0 million, respectively, for the nine month periods ended September 30, 2015 and 2014.  As a percentage of product cost of goods sold, vendor incentives were 1.7% and 3.5%, respectively, for the three months ended September 30, 2015 and 2014 and 2.4% and 2.8%, respectively, for the nine months ended September 30, 2015 and 2014. These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  As we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, we expect our product gross margins for the remainder of 2015 will be within the 17% to 19% range.

Service gross profit as a percentage of service sales decreased 2.1% for the three month period ended September 30, 2015 and decreased 1.8% for the nine month period ended September 30, 2015, as compared to the same periods in 2014.  This decrease is primarily driven by a reduction in the gross margin percentage on professional services provided by Datalink as a result of adding new collaboration, security, wireless, and networking products and services combined with a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our managed services offerings and first call unified customer support service revenues will continue to gain market acceptance for the remainder of 2015, and service gross margins will be within the 21% to 24% range for that period.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $16.4 million, or 8.3% of net sales, for the quarter ended September 30, 2015, compared to $13.9 million, or 9.6% of net sales, for the third quarter in 2014.  Sales and marketing expenses totaled $52.1 million, or 9.4% of net sales, for the nine months ended September 30, 2015, compared to $45.5 million, or 10.2% of net sales, for the same period in 2014.

Sales and marketing expenses increased $2.4 million for the three month period ended September 30, 2015 and increased $6.6 million for the nine month period ended September 30, 2015, as compared to the same periods in 2014.  These increases are primarily due to an increase in salaries and benefits, commensurate with the increase in the number of salespeople for the 2015 period as a result of our acquisition of Bear Data during the fourth quarter of 2014. We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2015.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $6.3 million, or 3.2% of net sales, for the quarter ended September 30, 2015, compared to $5.8 million, or 4.1% of net sales, for the third quarter in 2014.  General and administrative expenses were $19.7 million, or 3.5% of net sales, for the nine months ended September 30, 2015, compared to $16.0 million, or 3.6% of net sales, for the same period in 2014.

General and administrative expenses increased $404,000 and $3.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase in general and administrative expenses for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase of $402,000 in facilities and depreciation expenses as a result of increased facilities from the Bear Data acquisition. The increase in general and administrative expenses for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase of $1.5 million in facilities and depreciation expenses and an increase of $552,000 in office telephone expenses as a result of increased facilities from the Bear Data acquisition, in addition to an increase of $912,000 in salaries, benefits, wages, travel, and entertainment expenses as a result of increased headcount from the Bear Data acquisition.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $7.6 million, or 3.8% of net sales, for the quarter ended September 30, 2015, compared to $6.7 million, or 4.6% of net sales, for the third quarter in 2014.  Engineering expenses were $24.5 million, or 4.4% of net sales, for the nine months ended September 30, 2015, compared to $21.6 million, or 4.9% of net sales, for the same period in 2014.

Engineering expenses increased $941,000 and $2.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.  The increase in engineering expenses for the three months ended September 30, 2015 is primarily due to an increase in salaries and benefits of $3.0 million, an increase in contracted engineering costs of $397,000, an increase in stock-based compensation expenses of $364,000, and an increase in travel and entertainment costs of $308,000, all commensurate with the increase in engineering headcount during the 2015 period that was a result of the Bear Data acquisition and of adding new products and services to address rising market acceptance of unified data centers.  These were partially offset by an increase of $3.3 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales. The increase in engineering expenses for the nine months ended September 30, 2015 is primarily due to an increase in salaries and benefits of $9.0 million, an increase in contracted engineering costs of $2.9 million, an increase in stock-based compensation expenses of $1.3 million, and an increase in travel and entertainment costs of $1.0 million, all commensurate with the increase in engineering headcount during the 2015 period that was a result of the Bear Data acquisition and of adding new products and services to address rising market acceptance of unified data centers.  These were partially offset by an increase of $12.3 million in engineering costs allocated to our cost of service sales, commensurate with the increase in our professional services sales.

Integration and Transaction Costs.  We had $419,000 and $939,000 of integration and transaction costs for the three and nine months ended September 30, 2015, respectively. We recorded no integration and transaction costs for the three and nine months ended September 30, 2014. Integration and transaction expenses in 2015 for the Bear Data acquisition included audit, legal, and other outside consulting fees as well as salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the integration of Bear Data.  Integration expenses for the three months ended September 30, 2015 were primarily related to our reduction in force as the Company rebalances resources to support its storage practice.

Amortization of Intangibles.  We had $1.7 million and $1.3 million of intangible asset amortization expenses for the three months ended September 30, 2015 and 2014, respectively.  We had $5.7 million and $4.1 million of intangible asset amortization expenses for the nine months ended September 30, 2015 and 2014, respectively.  Amortization expenses in 2015 and 2014 were related to the acquisitions of Bear Data in 2014, StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of three years, three years, six years and six months, respectively. We are amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed.  We are amortizing the covenants not to compete, trademarks, and order backlog using the straight-line method. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The increase in amortization of intangibles expenses in 2015 as compared to 2014 is primarily due to the acquisition of Bear Data in October 2014.

Earnings from Operations.  We had earnings from operations of $2.5 million compared to earnings from operations of $4.6 million for the three months ended September 30, 2015 and 2014, respectively.  We had earnings from operations of $3.6 million compared to earnings from operations of $10.1 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in earnings from operations for the three and nine months ended September 30, 2015 as compared to the comparable periods in 2014 were primarily the result of an increase in our networking revenue stream, which has historically carried lower margins than our storage revenue stream, a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, and increase in salaries and benefits, facilities, and depreciation expenses largely due to additional facilities and headcount that were a result of our Bear Data acquisition.

Income Taxes.  We had income tax expense of $1.2 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively.  We had income tax expense of $1.7 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Our estimated effective tax rate after discrete items for the three and nine months ended September 30, 2015 was 48.0% and 46.5%, respectively. For the balance of 2015, we expect to report an income tax provision using an effective tax rate of approximately 43.1%.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Total cash provided by (used in):
Operating activities	$6,320	$13,601
Investing activities	(6,617)	13,685
Financing activities	(3,049)	(5,285)
Increase (decrease) in cash and cash equivalents	$(3,346)	$22,001

Net cash provided by operating activities was $6.3 million and $13.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2015 was due primarily to a $19.2 million decrease in accounts receivable, a $2.4 million decrease in deferred customer support contract costs/revenues and customer deposits, net, non-cash add backs including amortization of intangibles of $5.7 million and depreciation of $2.4 million and net earnings of $2.0 million, partially offset by a $21.7 million decrease in accounts and leases payable, a $7.4 million increase in inventory, and a $4.9 decrease in accrued expenses. Net cash provided by operating activities for the nine months ended September 30, 2014 was due primarily to net earnings of $7.4 million and non-cash add backs including depreciation of $1.9 million and amortization of intangibles of $4.1 million.

Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2015, compared to net cash provided by investing activities of $13.7 million for the nine months ended September 30, 2014. The primary use of cash for the first nine months of 2015 was for the purchase of $32.1 million of trading securities and the purchase of $3.0 million of property and equipment, partially offset by sales of $28.5 million of trading securities. The primary source of cash for the first nine months of 2014 was from the sale of $81.4 million of trading securities, partially offset by purchases of $66.1 million of trading securities and the purchase of $1.6 million of property and equipment. For the remainder of 2015, we are planning for capital expenditures of up to $750,000, primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2015 and was primarily attributable to proceeds of $2.2 million under our channel finance facility. Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2014, due mainly to payments on our channel finance facility.

On September 14, 2015, our board of directors approved a new stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors.  The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. During the three and nine months ended September 30, 2015, we repurchased 29,000 shares of our common stock at a total purchase price of $174,000 under this program.

On July 17, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Castle Pines Capital LLC (“CPC”), an affiliate of Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Agreement provided for a channel finance facility (“Floor Plan Line of Credit”) and a revolving facility (“Revolving Facility” and, together with the Floor Plan Line of Credit, “Combined Facility”) in a maximum combined aggregate amount of $40 million.  On May 21, 2015, we entered into the Second Amendment to Credit Agreement (the “Amended Agreement”), which provides an increase to the Combined Facility for a maximum combined aggregate borrowing amount of $75 million. Under the Amended Agreement, borrowing under the Revolving Facility cannot exceed the lesser of (i) $75 million minus the amount outstanding under the Floor Plan Line of Credit or (ii) a borrowing base consisting of 85% of certain eligible accounts and 100% of channel financed inventory, subject to CPC’s ability to impose reserves in the future.  The Floor Plan Line of Credit will finance certain purchases of inventory by us from vendors approved by CPC, and the Revolving Facility may be used for working capital purposes and permitted acquisitions.

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.19% at September 30, 2015).  Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date, and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%.  Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility.  The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018; we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at September 30, 2015 under the Combined Facility, we had outstanding advances of $25.5 million and $27.7 million on the Floor Plan Line of Credit at September 30, 2015 and December 31, 2014, respectively, related to the purchase of inventory from a vendor.

Our future capital requirements may vary materially from those now planned and will depend on many factors, including our strategy to continue to grow our business by select acquisitions. Historically, we have experienced an increase in our expenditures consistent with the growth of our operations, and we anticipate our expenditures will continue to increase as we grow our business by acquisitions or organically. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations and anticipated growth.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended September 30, 2015 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2014 in our market risk.  For further information on market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

We have recorded a significant amount of goodwill related to our acquisitions to date, and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. We may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may constitute a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively affect our results of operations.

There have been no additional material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2015, our board of directors approved a new stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors.  The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. Common stock repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2015	—	—	—	—
August 1 — August 31, 2015	—	—	—	—
September 1 — September 30, 2015	29,000	$6.00	29,000	$9,825,977

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Mine Safety Disclosures

Not applicable

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

Dated: November 6, 2015	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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