Form 10-Q
period 2016-03-31
DATALINK CORP
filed 2016-05-10
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2016

or

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

As of May 3, 2016, 22,579,088 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Datalink Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$30,128	$39,397
Short-term investments	35,974	20,579
Accounts receivable, net	111,960	163,900
Lease receivable	3,885	3,895
Inventories, net	9,399	7,997
Current deferred customer support contract costs	123,280	124,705
Inventories shipped but not installed	16,498	16,616
Income tax receivable	691	—
Other current assets	3,176	3,251
Total current assets	334,991	380,340
Property and equipment, net	8,324	7,963
Goodwill	47,101	47,101
Finite-lived intangibles, net	7,851	9,256
Deferred customer support contract costs, non-current	58,533	60,240
Deferred taxes	9,177	9,177
Long-term lease receivable	6,513	7,017
Other assets	666	703
Total assets	$473,156	$521,797

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$25,159	$24,340
Accounts payable	42,312	73,959
Lease payable	3,882	3,643
Accrued commissions	1,729	3,687
Accrued sales and use taxes	2,204	3,782
Accrued expenses, other	5,961	6,998
Accrued income tax payable	—	4,492
Customer deposits	4,122	4,398
Current deferred revenue from customer support contracts	149,766	151,619
Other current liabilities	451	1,050
Total current liabilities	235,586	277,968
Deferred revenue from customer support contracts, non-current	70,123	72,262
Long-term lease payable	5,105	5,857
Other liabilities, non-current	1,739	942
Total liabilities	312,553	357,029

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,577,888 and 22,627,322 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	22	23
Additional paid-in capital	114,890	114,431
Retained earnings	45,691	50,314
Total stockholders’ equity	160,603	164,768
Total liabilities and stockholders’ equity	$473,156	$521,797

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales:
Products	$90,675	$106,736
Services	73,957	68,616
Total net sales	164,632	175,352
Cost of sales:
Cost of products	73,099	85,782
Cost of services	60,061	54,402
Total cost of sales	133,160	140,184
Gross profit	31,472	35,168
Operating expenses:
Sales and marketing	15,635	17,422
General and administrative	6,870	6,989
Engineering	8,032	8,242
Integration and transaction costs	—	450
Amortization of intangibles	1,405	2,073
Total operating expenses	31,942	35,176
Loss from operations	(470)	(8)
Other income (expense):
Interest income	165	71
Interest expense	(73)	(67)
Other, net	(50)	(19)
Loss before income taxes	(428)	(23)
Income tax expense (benefit)	5	(9)
Net loss	$(433)	$(14)

Loss per common share:
Basic	$(0.02)	$(0.00)
Diluted	(0.02)	(0.00)
Weighted average common shares outstanding:
Basic	21,138	21,949
Diluted	21,138	21,949

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(433)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of trading securities	37	—
Benefit for bad debts	(49)	(94)
Depreciation	756	843
Amortization of finite-lived intangibles	1,405	2,073
Stock-based compensation expense	1,043	1,442
Changes in operating assets and liabilities:
Accounts receivable, net and leases receivable	52,503	30,298
Inventories	(1,284)	8,687
Deferred costs/revenues/customer deposits, net	(1,136)	2,299
Accounts payable and leases payable	(32,160)	(41,917)
Accrued expenses	(4,573)	(3,316)
Income tax receivable	(691)	(284)
Income tax payable	(4,492)	—
Other	309	1,649
Net cash provided by operating activities	11,235	1,666

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	(15,432)	22,994
Purchases of property and equipment	(1,117)	(1,216)
Net cash (used in) provided by investing activities	(16,549)	21,778

Cash flows from financing activities:
Net payments under floor plan line of credit	819	1,991
Repurchase of common stock	(4,191)	—
Excess tax (benefit) from stock compensation	(277)	179
Tax withholdings related to stock-based awards	(306)	(639)
Net cash (used in) provided by financing activities	(3,955)	1,531

Increase (decrease) in cash and cash equivalents	(9,269)	24,975
Cash and cash equivalents, beginning of period	39,397	27,725
Cash and cash equivalents, end of period	$30,128	$52,700

Supplementary cash flow information:
Cash paid for income taxes	$5,463	$97
Cash received for income tax refunds	$—	$2
Cash paid for interest expense	$73	$21

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

We have prepared the interim consolidated financial statements included in this Form 10-Q without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We have condensed or omitted certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, pursuant to such rules and regulations.  You should read these consolidated financial statements in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements presented herein as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report and our disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation — Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are in the process of determining our implementation approach for this standard and assessing the impact it may have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is the final standard on the accounting for leases.  ASU 2016-02 was issued in three parts: (a) Section A, “Leases: Amendments to the FASB Accounting Standards Codification,” Section B, “Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification,” and Section C, “Background Information and Basis for Conclusions.”  While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. For many entities, this could significantly affect the financial ratios they use for external reporting and other purposes, such as debt covenant compliance.  ASU 2016-02 is not effective until 2019 for calendar year public business entities and 2020 for all other calendar year entities. We are in the process of determining our implementation approach for this standard and assessing the impact it may have on our consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which is the final standard on the recognition and measurement of financial instruments. ASU 2016-01 applies to all entities that hold financial assets or owe financial liabilities and represents the finalization of just one component of the FASB’s broader financial instruments project. The most far-reaching ramification of ASU 2016-01 is the elimination of the available-for-sale classification for equity securities and a new requirement to carry those equity securities with readily determinable fair values at fair value through net income. Other notable changes brought about by ASU 2016-01 involve: (a) applying a practicability exception from fair value accounting to equity securities that do not have a readily determinable fair value, (b) assessing the need for a valuation allowance for a deferred tax asset related to an available-for-sale debt security, (c) applying the fair value option to liabilities and the treatment of changes in fair value attributable to instrument-specific credit risk and (d) adding disclosures and eliminating certain disclosures. ASU 2016-01 is not effective until 2018 for calendar year public business entities, certain provisions can be early adopted by public business entities in financial statements that have not been issued, and by other entities, in financial statements that have not been made available for issuance. We are in the process of determining our implementation approach for this standard and assessing the impact it may have on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Accounting for Measurement Period Adjustments in a Business Combination (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for annual and interim reporting periods beginning after December 15, 2015, although early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (NRV) test.  NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2016, and prospective adoption is required.  We do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2015, the FASB deferred the effective date of guidance that was originally issued in May 2014 in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 is intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved revenue disclosure requirements. The provisions of ASU 2014-09 will now be effective for interim and annual periods beginning after December 15, 2017. We are in the process of determining our implementation approach for this standard and assessing the impact it may have on our consolidated financial statements.

In June 2015, the FASB issued Accounting Standards Update 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”), which makes minor amendments to the FASB Accounting Standards Codification.  The technical corrections are divided into four main categories:  amendments to align codification wording with that in the pre-codification standards; corrections to references and clarification of guidance to avoid misapplication and misinterpretation; minor edits to simplify the codification and thereby improve its usefulness; and minor enhancements to codification guidance that are not expected to have a significant effect on current practice.  The provisions of ASU 2015-10 are effective for fiscal years beginning after December 15, 2015.  The adoption of ASU 2015-10 did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-05, Customer’s Accounting for Fees in a Cloud Computing Arrangement (“ASU 2015-05”), related to cloud computing arrangements. ASU 2015-05 sets forth guidance on accounting for fees paid in a cloud computing arrangement and specifically outlines how to determine whether a cloud computing arrangement contains a software license or is solely a service contract. ASU 2015-05 was effective for annual and interim reporting periods beginning after December 15, 2015 and permitted early adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, an update to ASC Topic 225 — Income Statement (“ASU 2015-01”), which eliminates from accounting principles generally accepted in the United States the concept of extraordinary items. Subtopic 225-20, Income Statement — Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. ASU 2015-01 was effective for annual periods beginning after December 15, 2015. An entity had the option to adopt the changes earlier provided that the guidance was applied from the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

2.             Net Loss per Share

We compute basic net loss per share using the weighted average number of shares outstanding.  Diluted net loss per share includes the effect of common stock equivalents, if any, for each period.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Net loss	$(433)	$(14)

Basic:
Weighted average common shares outstanding	21,138	21,949
Net loss per share — basic	$(0.02)	$(0.00)

Diluted:
Shares used in the computation of diluted net loss per share	21,138	21,949
Net loss per share - diluted	$(0.02)	$(0.00)

We exclude the following restricted stock grants that have not vested from weighted average common shares outstanding used in the computation of basic net loss per share:

	Three Months Ended
	March 31,
	2016	2015
Restricted common stock that has not vested	972,441	1,455,002

3.             Stockholders’ Equity

Repurchase of stock:

On September 14, 2015, our board of directors approved a new stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors. The repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. During the three months ended March 31, 2016, we repurchased 600,000 shares of our common stock at a total purchase price of $4.2 million under this program. As of March 31, 2016, we were authorized to repurchase additional shares of our common stock at a total purchase price of upto $992,000 under the stock repurchase program.

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $907,000 and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $5.2 million at March 31, 2016, which we will amortize ratably through February 2021.

The following table summarizes our restricted stock activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2016	985,078	$11.19
Granted	262,620	$6.85
Cancelled	(30,126)	$11.54
Shares vested	(137,956)	$11.75
Restricted stock that had not vested at March 31, 2016	1,079,616	$10.05

Stock Options:

Total stock-based compensation expense related to stock options was $48,000 and $0 for the three months ended March 31, 2016 and 2015, respectively. Unrecognized stock-based compensation expense related to restricted stock was $1.4 million at March 31, 2016, which we will amortize ratably through February 2020.

The following table represents stock option activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding options as of January 1, 2016	454,700	$3.51		$1,497,023
Options granted	414,020	$6.83		$956,386
Outstanding options as of March 31, 2016	868,720	$5.09	6.44	$3,517,407
Exercisable options as of March 31, 2016	454,700	$3.51	3.28	$2,561,021

On February 26, 2016 we granted 414,020 stock options to certain executives. Vesting of these options is based solely on the recipient’s continued service as follows: 50% of the shares or units vest upon the second grant anniversary date, 25% of the shares or units vest upon the third grant anniversary date, and 25% of the shares or units vest upon the fourth grant anniversary date, provided that the individual remains employed by us through such dates. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair value per option on the date of grant was $3.51. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

2016
Risk-free interest rate	1.4%
Expected dividend yield	0
Expected volatility factor	54.1%
Expected option holding period	6 years

Other:

Effective January 1, 2014 and pursuant to Deferred Stock Unit (“DSU”) Master Agreements, each member of our board of directors may elect to receive DSUs with a fair value equivalent to a percentage of each quarterly installment of the annual cash retainer for non-employee directors to which that member would otherwise be entitled for service as a Datalink director. In addition, each member of our board of directors may elect to receive a DSU award equal to a percentage of the award of shares of restricted stock to which that member would otherwise have been entitled as the equity component of the annual retainer. The DSUs and DSU awards vested and became non-forfeitable on each of June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, provided the board member remained in service with us. We will issue one share in payment and settlement of each vested DSU subject to the corresponding Master DSU Agreement following a termination of that board member’s service with Datalink.

During the three months ended March 31, 2016 and 2015, we recognized expense of $89,000 and $133,000, respectively, related to awards of 9,684 shares and 11,019 shares, respectively, of fully vested common stock to members of our board of directors.  Of the 9,684 shares of fully vested stock awarded to members of our board of directors during the three months ended March 31, 2016, 3,684 shares were DSUs. Of the 11,019 shares of fully vested stock awarded to members of our board of directors during the three months ended March 31, 2015, 5,019 shares were DSUs.

4.             Income Taxes

We base the provision for income taxes upon the estimated annual effective tax rates in the tax jurisdictions in which we operate. For the three months ended March 31, 2016 and 2015, the effective tax rate was 41.3% and 40.3%, respectively. The increase in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the larger impact of permanent items on decreased projected pretax book income. We recognized expense from discrete item adjustments of approximately $181,000 and $0 during the three months ended March 31, 2016 and 2015, respectively, which adjusted our effective tax rate to (1.1%) and 40.3% respectively. The discrete item adjustment of $181,000 was related to permanent differences and interest from the IRS audit for 2012 and 2013. We expect our annual effective tax rate for 2016 to be approximately 41.3%, without discrete items.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax and assesses temporary differences resulting from different treatments for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our consolidated balance sheets. Management must then assess the likelihood that we will realize deferred tax assets, and has concluded that all deferred tax assets, with the exception of capital loss carryovers, are expected to be realized. For the three months ended March 31, 2016, we recorded income tax expense of $5,000 with an effective tax rate of (1.1%).

Included in the gross balance of unrecognized tax benefits at March 31, 2016 and December 31, 2015 are potential benefits of $390,000 and $209,000, respectively, that, if recognized, would impact the effective tax rate. We anticipate the settlement of unrecognized tax benefits in the approximate amount of $181,000 in the next 12 months.

We classify income tax-related interest and penalties arising as a component of income tax expense. For the three months ended March 31, 2016 and 2015, we had $150,000 and $0, respectively, of accrued interest or penalties which are included in the gross balance above.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2016, we were no longer subject to federal income tax examinations for taxable years before 2012.

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

In conducting the annual impairment test of our goodwill, qualitative factors are first examined to determine whether any events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of our market capitalization with the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, we perform the second step of the goodwill impairment test to measure the amount of impairment loss we record, if any.  We consider goodwill impairment test estimates critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts.

Goodwill was $47.1 million as of each of March 31, 2016 and December 31, 2015.  We conduct our annual goodwill impairment test as of December 31, 2015, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of March 31, 2016 and 2015, we determined that no triggering events had occurred during the quarter and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

	Amortizable	As of March 31, 2016			As of December 31, 2015
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$36,943	$(29,739)	$7,204	$36,943	(28,440)	$8,503
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	848	(658)	190	848	(627)	221
Trademarks	3	1,153	(696)	457	1,153	(621)	532
Order backlog	3 months - 1 year	2,614	(2,614)	—	2,614	(2,614)	—
Total identified intangible assets		$42,092	$(34,241)	$7,851	$42,092	$(32,836)	$9,256

Amortization expense for identified intangible assets is recorded in operating expenses within our consolidated statements of operation and is summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Customer relationships	$1,299	$1,742
Covenant not to compete	31	31
Trademarks	75	74
Order backlog	—	226
Total identified intangible assets	$1,405	$2,073

Based on the identified intangible assets recorded at March 31, 2016, scheduled future amortization expense for the next four years is as follows:

(in thousands)
Remainder of 2016	$3,752
2017	2,649
2018	900
2019	550
$7,851

6.                                      Short-Term Investments

Our short-term investments consist of commercial paper and corporate bonds. We categorize these investments as trading securities and record them at fair value. We classify investments with maturities of 90 days or less from the date of purchase as cash equivalents; investments with maturities of greater than 90 days from the date of purchase but less than one year generally as short-term investments; and investments with maturities of greater than one year from the date of purchase generally as long-term investments. The following table summarizes our short-term investments:

	At March 31, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$29,953	$7	$10	$29,950	$11,981	$9	$2	$11,988
Corporate bonds	6,161	—	137	6,024	8,701	—	110	8,591
Total	$36,114	$7	$147	$35,974	$20,682	$9	$112	$20,579

Our $36.0 million of short-term investments at March 31, 2016 is comprised of commercial paper and corporate bonds with maturities within one year and interest rates ranging from 0.4% to 1.5%.

7.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact business and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We had no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 according to the valuation techniques we use to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016:
Cash and cash equivalents	$30,128	$30,128	$—	$—
Short-term investments	35,974	—	35,974	—
Total assets measured at fair value	$66,102	$30,128	$35,974	$—

At December 31, 2015:
Cash and cash equivalents	$39,397	$39,397	$—	$—
Short-term investments	20,579	—	20,579	—
Total assets measured at fair value	$59,976	$39,397	$20,579	$—

8.                                      Sales-Type Lease Receivables and Sales-Leaseback Arrangements

We occasionally enter into sales-type lease agreements with our clients resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our consolidated balance sheets and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of our consolidated statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $10.0 million and $10.4 million at March 31, 2016 and December 31, 2015, respectively, is reflected net of unearned income of $423,000 and $492,000 at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2016	$3,014
2017	3,486
2018	2,873
2019	803
2020	222
10,398
Less: Current portion	(3,885)
Long-term sales-type lease receivable	$6,513

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At March 31, 2016, there were no material amounts past due related to lease receivables.

Our lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, we occasionally finance the equipment associated with our leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements. As of March 31, 2016, our scheduled contractual cash obligations for future minimum lease payments were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2016	$2,695
2017	3,323
2018	2,495
2019	333
2020	141
8,987
Less: Current portion	(3,882)
Long-term sales-type lease payable	$5,105

Of the $9.0 million of contractual cash obligations for future minimum lease payments at March 31, 2016, $416,000 represented interest.

9.                                      Line of Credit

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

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.44% at March 31, 2016). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter. As of December 31, 2015, we were in compliance with the aforementioned financial covenants as set forth in the Amended Agreement. However, subsequent to March 31, 2016, we notified CPC that we did not have free cash flow of at least $5 million at the end of the fiscal quarter ended March 31, 2016, and we requested a waiver of the relevant provision of the Amended Agreement. On April 22, 2016, we entered into the Third Amendment to Credit Agreement, which modifies the minimum quarterly free cash flow requirement such that we must have free cash flow of at least $1.00 at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2015 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at March 31, 2016 under the Combined Facility, we have outstanding advances of $25.2 million and $24.3 million on the Floor Plan Line of Credit at March 31, 2016 and December 31, 2015, respectively, related to the purchase of inventory from certain vendors.

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

These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Additional risks, uncertainties and other factors are included in the “Risk Factors” section on our Annual Report on Form 10-K for the year ended December 31, 2015.  All forward-looking statements are quantified by, and should be considered in conjunction with, such cautionary statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advises interested parties of the risks and factors that may affect our business.

OVERVIEW

We provide information technology (IT) services and solutions that help organizations transform technology, operations and service delivery to meet business challenges. Focused on midsize and large companies, we provide a full life cycle of services including consulting, strategy, design, deployment, management, and support. We leverage technology from the industry’s leading original equipment manufacturers as part of our IT solutions portfolio. Our portfolio of services and solutions spans four practices: cloud, data center transformation, next-generation technology and security. We offer a full suite of practice-specific consulting, analysis, design, implementation, management, and support services.

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our clients with a single vendor to provide their data center infrastructure needs.  As of March 31, 2016, we had 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from clients located in the central part of the United States.

We sell support service contracts to most of our clients.  In about half of the support service contracts that we sell, our clients purchase support services through us, resulting in clients receiving the benefit of integrated system-wide support.  We have a qualified, independent support desk that takes calls from clients, diagnoses the issues they are facing and either solves the problem or coordinates with our and/or vendor technical staff to meet the client’s needs.  Our support service agreements with our clients include an underlying agreement with the product manufacturer.  The manufacturer provides on-site support assistance if necessary. The other half of the support service contracts that we sell to our clients are directly between the client and the product manufacturer. For all support service contracts we sell, we defer revenues and direct costs resulting from these contracts, and amortize these revenues and expenses into operations, over the term of the contracts, generally one to three years.

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

In the past, we have experienced fluctuations in the timing of orders from our clients, and we expect to continue to experience these fluctuations in the future.  These fluctuations have resulted from, among other things, the time required to design, test and evaluate our data center infrastructure solutions before clients deploy them, the size of client orders, the complexity of our clients’ network environments, necessary system configuration to deploy our solutions and new product introductions by suppliers.  Current economic conditions and competition also affect our clients’ decisions and timing to place orders with us and the size of those orders.  As a result, our net sales may fluctuate from quarter to quarter.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	80.9	79.9
Gross profit	19.1	20.1
Operating expenses:
Sales and marketing	9.5	9.9
General and administrative	4.2	4.0
Engineering	4.9	4.7
Integration and transaction costs	—	0.3
Amortization of intangibles	0.8	1.2
Total operating expenses	19.4	20.1
Loss from operations	(0.3)%	(0.0)%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Product sales	$90,675	$106,736
Service sales	73,957	68,616

Product gross profit	$17,576	$20,954
Service gross profit	13,896	14,214

Product gross profit as a percentage of product sales	19.4%	19.6%
Service gross profit as a percentage of service sales	18.8%	20.7%

The following table shows, for the periods indicated, revenues by revenue mix component expressed as a percentage of net sales.

	Three Months Ended March 31,
	2016	2015
Service	44.9%	39.1%
Storage	18.2	21.7
Networking and servers	27.3	30.9
Software	9.2	7.6
Tape	0.4	0.7
Net sales	100.0%	100.0%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three months ended March 31, 2016 and 2015, product sales were $90.7 million and $106.7 million, respectively, and represented 55.1% and 60.9% of net sales, respectively. The $16.0 million decrease in our product sales for the three months ended March 31, 2016 as compared to the same period in 2015 primarily reflects a continued decline in our total storage revenues as clients continue to evaluate new technologies such as solid state memory and hyper-converged offerings.  We cannot assure that changes in client spending or economic conditions will positively impact our future product sales.

For the three months ended March 31, 2016 and 2015, our service sales were $74.0 million and $68.6 million, respectively, and represented 44.9% and 39.1% of net sales, respectively. The $5.3 million increase in our service sales for the three months ended March 31, 2016 as compared to the same period in 2015 reflects a $5.9 million increase in customer support contract revenue, partially offset by a $582,000 decrease in professional and consulting services revenue. The decline in our consulting services revenue was primarily due to equipment that was bundled with consulting that was not available for production as expected.  This resulted in missing some pre-set milestones on some of our complex consulting projects where products are intertwined with consulting services. These milestones are expected to be completed during the three months ended June 30, 2016. We continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single client account for 10% or greater of our revenues for the three months ended March 31, 2016 or 2015. However, our top five clients collectively accounted for 15.7% and 14.0% of our revenues for the three months ended March 31, 2016 and 2015, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 19.1% for the quarter ended March 31, 2016, as compared to 20.1% for the comparable quarter in 2015.  Product gross profit as a percentage of product sales decreased to 19.4% for the first quarter of 2016 from 19.6% for the comparable quarter in 2015.  Service gross profit as a percentage of service sales decreased to 18.8% for the first quarter of 2016 from 20.7% for the comparable quarter in 2015.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our clients.  Product gross profit as a percentage of product sales for the three months ended March 31, 2016 decreased 0.2% as compared to the same period in 2015. This decrease was primarily due to an ongoing shift in our business from higher-margin storage product sales to lower-margin networking and server product sales. In addition, our clients are scrutinizing large storage purchases more than they have in the recent past, and we experienced reluctance from some of our vendors to assist with additional discounts in 2016.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices.  Vendor incentives were $2.5 million and $2.8 million, respectively, for the three-month periods ended March 31, 2016 and 2015. As a percentage of product cost of goods sold, vendor incentives were 3.4% and 3.2%, respectively, for the periods ending March 31, 2016 and 2015.  These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current industry conditions, which would unfavorably impact our product gross profit margins.  We expect that, as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, our product gross margins for the remainder of 2016 will be between 15% and 18%.

Service gross profit as a percentage of service sales for the three months ended March 31, 2016 decreased 1.9% as compared to the same period in 2015.  This decrease was primarily driven by a combination of reduction in the gross margin percentage on professional services as a result of adding new collaboration, security, wireless, and networking products and services and a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins.  We expect that our service gross margins for the remainder of 2016 will be between 20% and 25%.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $15.6 million, or 9.5% of net sales, for the quarter ended March 31, 2016, compared to $17.4 million, or 9.9% of net sales, for the first quarter in 2015.

Sales and marketing expenses decreased $1.8 million for the three-month period ended March 31, 2016, as compared to the same period in 2015.  This decrease was primarily due to a decrease in commissions and bonuses of $1.3 million, commensurate with the decrease in gross profit for the same period. We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2016.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses.  General and administrative expenses were $6.9 million, or 4.2% of net sales, for the quarter ended March 31, 2015, compared to $7.0 million, or 4.0% of net sales, for the first quarter in 2015.

General and administrative expenses decreased $119,000 for the three months ended March 31, 2016, as compared to the same period in 2015.  The decrease in general and administrative expenses was primarily due to a decrease of $197,000 in facilities and depreciation expenses due mainly to consolidation of our warehouse facilities during the three months ended March 31, 2016 and a decrease of $85,000 in outside consulting expenses, partially offset by an increase of $195,000 in salaries, benefits, and wages due to an increase in headcount.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  We allocate engineering costs associated with installation and configuration services and with consulting services to our cost of services sales.  Engineering expenses were $8.0 million, or 4.9% of net sales, for the quarter ended March 31, 2016, compared to $8.2 million, or 4.7% of net sales, for the quarter ended March 31, 2015.

Engineering expenses decreased $210,000 for the three months ended March 31, 2016, as compared to the same period in 2015.  The decrease in engineering expenses was primarily due to a decrease in management costs of $304,000.

Integration and Transaction Costs.  We had no integration and transaction costs for the three months ended March 31, 2016, compared to $450,000 for the three months ended March 31, 2015. Integration and transaction expenses in 2015 for the Bear Data acquisition included audit, legal, and other outside consulting fees as well as salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the integration of Bear Data.

Amortization of Intangibles.  We had $1.4 million of intangible asset amortization expenses for the three months ended March 31, 2016, as compared to intangible amortization expenses of $2.1 million for the same three months in 2015, related to the acquisitions of Bear Data in 2014, StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of three years, three years, six years and three months, respectively. We are amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed.  We are amortizing the covenants not to compete, trademarks, and order backlog using the straight-line method. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The decrease in amortization of intangibles expenses in 2016 as compared to 2015 was primarily due to our use of an accelerated amortization method in amortizing the customer relationships acquired in the Bear Data acquisition.

Loss from Operations.  We had a loss from operations of $470,000 compared to $8,000 for the three months ended March 31, 2016 and 2015, respectively.  The loss from operations for the three-month period ended March 31, 2016 was a result of a reduction in gross margin primarily due to an ongoing shift in our business from higher-margin storage product sales to lower-margin networking and server product sales, partially offset by reductions in sales and marketing, engineering, and general and administrative expenses. The loss from operations for the three-month period ended March 31, 2015 was a result of a reduction in the gross margin percentage for our customer support contracts on which we were not able to sell first call support, which carry lower gross margins than first call support contracts, and an increase in unbillable bench time on professional services provided by Datalink’s advanced services team combined with an increase in salaries and benefits, facilities, and depreciation expenses largely due to additional facilities and headcount that were a result of our Bear Data acquisition.

Income Taxes.  We had an income tax expense of $5,000 and income tax benefit of $9,000 for the three months ended March 31, 2016 and 2015, respectively.  Our effective tax rate for the first quarters of 2016 and 2015 was (1.1%) and 40.3%, respectively. For the balance of 2016, we expect to report an income tax provision using an effective tax rate of approximately 41.3%, without discrete items.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total cash provided by (used in):
Operating activities	$11,235	$1,666
Investing activities	(16,549)	21,778
Financing activities	(3,955)	1,531
Increase (decrease) in cash	$(9,269)	$24,975

Net cash provided by operating activities was $11.2 million for the three months ended March 31, 2016 as compared to $1.7 million for the three months ended March 31, 2015.  Net cash provided by operations for the three months ended March 31, 2016 of $11.2 million was due primarily to a $52.5 million decrease in accounts receivable, partially offset by a $32.2 million decrease in accounts payable and leases payable, a $4.6 million decrease in accrued expenses, and a $4.5 million decrease in income taxes payable. Net cash provided by operations for the three months ended March 31, 2015 of $1.7 million was due primarily to a $30.3 million decrease in accounts receivable, an $8.7 million decrease in inventories, a $2.3 million decrease in deferred costs, revenues and customer deposits, and non-cash add backs including amortization of finite-lived intangibles of $2.1 million, stock-based compensation expense of $1.4 million, and depreciation of $843,000, partially offset by a $41.9 million decrease in accounts payable and leases payable and a $3.1 million decrease in accrued expenses.

Net cash used in investing activities was $16.5 million for the three months ended March 31, 2016 and was due to the net purchases of $15.4 million in investments and $1.1 million in property and equipment. Net cash provided by investing activities was $21.8 million for the three months ended March 31, 2015. For the three months ended March 31, 2015, the sale of $23.0 million in investments was offset by the purchase of $1.2 million in property and equipment.  For the remainder of 2016, we are planning for capital expenditures of up to $2.3 million primarily related to enhancements to our management information systems, upgraded computer equipment and leasehold improvements.

Net cash used in financing activities was $4.0 million for the three months ended March 31, 2016 and was primarily attributable to repurchases of our common stock of $4.2 million. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2015 and was primarily attributable to net proceeds from our floor plan line of credit of $2.0 million.

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

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.44% at March 31, 2016). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2014 and continuing at the end of each fiscal quarter thereafter. As of December 31, 2015, we were in compliance with the aforementioned financial covenants as set forth in the Amended Agreement. However, subsequent to March 31, 2016, we notified CPC that we did not have free cash flow of at least $5 million at the end of the fiscal quarter ended March 31, 2016, and we requested a waiver of the relevant provision of the Amended Agreement. On April 22, 2016, we entered into the Third Amendment to Credit Agreement, which modifies the minimum quarterly free cash flow requirement such that we must have free cash flow of at least $1.00 at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2015 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at March 31, 2016 under the Combined Facility, we had outstanding advances of $25.2 million and $24.3 million on the Floor Plan Line of Credit at March 31, 2016 and December 31, 2015, respectively, related to the purchase of inventory from certain vendors.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations, outside the normal course of business, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended March 31, 2016 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2015 in our market risk.  For further information on market risk, refer to “Part II—Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2015, our board of directors approved a new stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.  The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. During the three months ended March 31, 2016, we repurchased 600,000 shares of our common stock at a total purchase price of $4.2 million under this program. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. Common stock repurchase activity through March 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1 — December 31, 2015	629,000	$7.66	629,000	$5,182,833
January 1 — January 31, 2016	448,536	$6.86	448,536	$2,103,908
February 1 — February 29, 2016	151,464	$7.34	151,464	$991,940
March 1 — March 31, 2016	—	—	—	$991,940

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

Dated: May 10, 2016	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President, Finance and
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Form 8-K filed on February 18, 2011 (File No. 000-29758)).

10.1	Third Amendment, dated as of April 22, 2016, to Credit Agreement, dated as of July 17, 2013, by and between Datalink Corporation and Castle Pines Capital LLC.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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