Form 10-Q
period 2016-06-30
DATALINK CORP
filed 2016-08-05
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2016

or

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

Yes  ☐  No  ☒

As of August 3, 2016, 22,133,715 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$43,783	$39,397
Short-term investments	26,968	20,579
Accounts receivable, net	126,175	163,900
Lease receivable	4,486	3,895
Inventories, net	7,615	7,997
Current deferred customer support contract costs	126,727	124,705
Inventories shipped but not installed	17,635	16,616
Income tax receivable	922	—
Other current assets	6,272	3,251
Total current assets	360,583	380,340
Property and equipment, net	8,784	7,963
Goodwill	47,101	47,101
Finite-lived intangibles, net	6,481	9,256
Deferred customer support contract costs, non-current	61,752	60,240
Deferred taxes	9,177	9,177
Long-term lease receivable	6,342	7,017
Other assets	642	703
Total assets	$500,862	$521,797

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$26,980	$24,340
Accounts payable	48,775	73,959
Lease payable	4,110	3,643
Accrued commissions	3,585	3,687
Accrued sales and use taxes	3,906	3,782
Accrued expenses, other	8,347	6,998
Accrued income tax payable	—	4,492
Customer deposits	4,436	4,398
Current deferred revenue from customer support contracts	154,088	151,619
Other current liabilities	509	1,050
Total current liabilities	254,736	277,968
Deferred revenue from customer support contracts, non-current	73,966	72,262
Long-term lease payable	4,857	5,857
Other liabilities, non-current	1,907	942
Total liabilities	335,466	357,029

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,464,328 and 22,627,322 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	22	23
Additional paid-in capital	115,820	114,431
Retained earnings	49,554	50,314
Total stockholders’ equity	165,396	164,768
Total liabilities and stockholders’ equity	$500,862	$521,797

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Products	$123,631	$108,787	$214,306	$215,523
Services	75,562	73,844	149,519	142,460
Total net sales	199,193	182,631	363,825	357,983
Cost of sales:
Cost of products	99,959	88,186	173,058	173,968
Cost of services	60,662	57,973	120,723	112,375
Total cost of sales	160,621	146,159	293,781	286,343
Gross profit	38,572	36,472	70,044	71,640
Operating expenses:
Sales and marketing	18,036	18,289	33,671	35,711
General and administrative	7,293	6,475	14,126	13,484
Engineering	8,011	8,626	16,043	16,868
Integration and transaction costs	184	70	184	520
Amortization of intangibles	1,370	1,833	2,775	3,906
Total operating expenses	34,894	35,293	66,799	70,489
Earnings from operations	3,678	1,179	3,245	1,151
Other income (expense):
Interest income	152	56	280	127
Interest expense	(75)	(46)	(148)	(137)
Other, net	(137)	(25)	(187)
Earnings before income taxes	3,618	1,164	3,190	1,141
Income tax expense	(245)	503	(240)	494
Net earnings	$3,863	$661	$3,430	$647

Net earnings per common share:
Basic	$0.18	$0.03	$0.16	$0.03
Diluted	0.18	0.03	0.16	0.03
Weighted average common shares outstanding:
Basic	21,050	22,004	21,094	21,977
Diluted	21,733	22,639	21,654	22,518

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$3,430	$647
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in fair value of short-term investments	(121)	8
Provision (benefit) for bad debts	48	(160)
Depreciation	1,526	1,679
Amortization of finite-lived intangibles	2,775	3,906
Loss on disposal of assets	—	149
Stock-based compensation expense	2,129	3,096
Changes in operating assets and liabilities:
Accounts receivable and leases receivable, net	37,761	40,071
Inventories	(637)	3,935
Deferred customer support contract costs/revenues and customer deposits, net	677	3,722
Accounts payable and leases payable	(25,717)	(39,437)
Accrued expenses	1,371	(4,189)
Income tax receivable	(922)	333
Income tax payable	(4,492)	—
Other	(2,537)	2,223
Net cash provided by operating activities	15,291	15,983

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	(6,268)	5,511
Purchases of property and equipment	(2,347)	(1,758)
Net cash provided by (used in) investing activities	(8,615)	3,753

Cash flows from financing activities:
Net advances (payments) under floor plan line of credit	2,640	(3,344)
Repurchase of common stock	(4,191)	—
Excess tax (benefit) from stock compensation	(310)	170
Tax withholding payments reimbursed by restricted stock	(429)	(887)
Net cash used in financing activities	(2,290)	(4,061)

Increase in cash and cash equivalents	4,386	15,675
Cash and cash equivalents, beginning of period	39,397	27,725
Cash and cash equivalents, end of period	$43,783	$43,400

Supplementary cash flow information:
Cash paid for income taxes	$5,481	$113
Cash received for income tax refunds	—	88
Cash paid for interest expense	148	21

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

The consolidated financial statements presented herein as of June 30, 2016 and 2015, and for the three and six months ended June 30, 2016 and 2015, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report and our disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies, among other things, the accounting guidance in ASU 2014-09 regarding how an entity will determine whether promised goods or services are separately identifiable, which is an important consideration in determining whether to account for goods or services as a separate performance obligation. In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. We must adopt ASU 2016-10 and ASU 2016-08 with ASU 2014-09. The provisions of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2017. We are in the process of determining our implementation approach for this standard and assessing the impact it may have on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net earnings	$3,863	$661	$3,430	$647

Basic:
Shares used in the computation of basic net earnings per share	21,050	22,004	21,094	21,977
Net earnings per share — basic	$0.18	$0.03	$0.16	$0.03

Diluted:
Shares used in the computation of basic net earnings per share	21,050	22,004	21,094	21,977
Employee and non-employee director stock options	125	151	116	159
Restricted stock that has not yet vested, net	558	484	444	382
Shares used in the computation of diluted net earnings per share	21,733	22,639	21,654	22,518
Net earnings per share — diluted	$0.18	$0.03	$0.16	$0.03

We exclude the following restricted stock grants that have not vested from weighted average common shares outstanding used in the computation of basic net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted common stock that has not yet vested	1,409,818	1,403,349	1,369,460	1,430,826

We exclude the following restricted stock grants that have not yet vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted common stock that has not yet vested	—	38,427	400,400	38,427

3.             Stockholders’ Equity

Repurchase of stock:

On September 14, 2015, our board of directors approved a new stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors. The repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. During the six months ended June 30, 2016, we repurchased 600,000 shares of our common stock at a total purchase price of $4.2 million under this program. As of June 30, 2016, we were authorized to repurchase additional shares of our common stock at a total purchase price of up to $992,000 under the stock repurchase program.

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $823,000 and $1.6 million for the three months ended June 30, 2016 and 2015, respectively.  Total stock-based compensation expense related to restricted stock was $1.7 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $7.2 million at June 30, 2016, which we will amortize ratably through February 2021.

The following table summarizes our restricted stock activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2016	985,078	$11.19
Granted	666,020	7.65
Cancelled	(75,949)	11.34
Shares vested	(165,331)	11.66
Restricted stock that has not vested at June 30, 2016	1,409,818	$9.46

Stock Options:

Total stock-based compensation expense related to stock options was $150,000 and $0 for the three months ended June 30, 2016 and 2015, respectively. Total stock-based compensation expense related to stock options was $198,000 and $0 for the six months ended June 30, 2016 and 2015, respectively. Unrecognized stock-based compensation expense related to stock options was $1.4 million at June 30, 2016, which we will amortize through February 2020.

The following table represents stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding options as of January 1, 2016	454,700	$3.51		$1,497,023
Options granted	444,620	6.92
Options exercised	(1,200)	5.21
Outstanding options as of June 30, 2016	898,120	$5.20	6.33	$1,812,565
Exercisable options as of June 30, 2016	453,500	$3.50	3.04	$1,812,565

On June 6, 2016 we granted 30,600 stock options to certain executives. Vesting of these options is based solely on the recipient’s continued service as follows: 1/3 of the shares or units vest upon the first grant anniversary date, 1/3 of the shares or units vest upon the second grant anniversary date, and 1/3 of the shares or units vest upon the third grant anniversary date, provided that the individual remains employed by us through such dates. We use the Black-Scholes option pricing model to estimate the fair value of stock options. The weighted-average fair value per option on the date of grant was $4.21. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

2016
Risk-free interest rate	1.4%
Expected dividend yield	0
Expected volatility factor	54.3%
Expected option holding period	6 years

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

We recognized expense of $111,000 and $87,000 during each of the three-month periods ended June 30, 2016 and 2015 related to awards of 14,833 shares and 9,699 shares, respectively, of fully vested common stock to members of our board of directors.  Of the 14,833 shares of fully vested stock awarded to members of our board of directors during the three months ended June 30, 2016, 5,500 shares were DSUs. Of the 9,699 shares of fully vested stock awarded to members of our board of directors during the three months ended June 30, 2015, 5,199 shares were DSUs. During the six months ended June 30, 2016 and 2015, we recognized expense of $200,000 and $219,000, respectively, related to awards of 24,517 shares and 20,718 shares, respectively, of fully vested common stock to members of our board of directors.  Of the 24,517 shares of fully vested stock awarded to members of our board of directors during the six months ended June 30, 2016, 9,184 shares were DSUs. Of the 20,718 shares of fully vested stock awarded to members of our board of directors during the six months ended June 30, 2015, 10,218 shares were DSUs.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended June 30, 2016 and 2015, our annual effective tax rate was 33.3% and 43.2%, respectively.  For the first six months of 2016 and 2015, our annual effective tax rate was 37.8% and 43.3%, respectively.  The decrease in our tax rate for the three and six months ended June 30, 2016, as compared to the same periods in 2015 is primarily due to the estimated impact of Research & Development tax credits (“R&D credits”) for 2016. Without the estimated 2016 R&D credit, the annual effective tax rate would have been 42.3% and 42.4% for the three months and six months ended June 30, 2016, respectively. We expect our annual effective tax rate for 2016 to be approximately 37.8%, without discrete items.

We recognized a discrete tax benefit of $1.6 million and $1.4 million during the three and six months ended June 30, 2016, respectively. The discrete item adjustments include $241,000 related to permanent differences and interest from the IRS audit for 2012 and 2013 and $1.7 million benefit for expected amended returns to claim R&D credits.

We are currently completing an R&D credit study for tax years 2012-2015 and have determined that certain activities performed qualify for R&D credits as defined by Internal Revenue Code Section 41.   We have recorded a discrete tax benefit of $1.7 million associated with the results of the initial phase of the study, which was completed during the quarter ended June 30, 2016, net of an estimated reserve for uncertain tax positions.   We expect that this estimated benefit and related uncertain tax positions will be revised in future quarters as a result of the completion of the study and filing of applicable returns.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax and assesses temporary differences resulting from different treatments for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our consolidated balance sheets. Management must then assess the likelihood that we will realize deferred tax assets, and has concluded that all deferred tax assets, with the exception of capital loss carryovers, are expected to be realized. For the three and six months ended June 30, 2016, we recorded an income tax benefit of $245,000 and an income tax benefit of $240,000 with an effective tax rate of (6.8%) and (7.5%), respectively.

Included in the gross balance of unrecognized tax benefits at June 30, 2016 and December 31, 2015 are potential benefits of $450,000 and $209,000, respectively, that, if recognized, would impact the effective tax rate. We anticipate the settlement of unrecognized tax benefits in the approximate amount of $241,000 as well as adjustments for the impact of the R&D credit study in the next 12 months.

We classify income tax-related interest and penalties arising as a component of income tax expense. For the six months ended June 30, 2016 and 2015, we had $210,000 and $0, respectively, of accrued interest or penalties which are included in the gross balance above.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2016, we were no longer subject to federal income tax examinations for taxable years before 2012. We are currently under IRS examination for the 2012-2014 tax years and have recorded a reserve for unrecognized tax benefits for the estimated tax and interest associated with this ongoing examination.

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

Goodwill was $47.1 million as of each of June 30, 2016 and December 31, 2015.  We conducted our annual goodwill impairment test as of December 31, 2015, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of June 30, 2016 and December 31, 2015, we determined that no triggering events had occurred and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

	Amortizable	As of June 30, 2016			As of December 31, 2015
	Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$36,943	$(31,005)	$5,938	$36,943	(28,440)	$8,503
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	848	(689)	159	848	(627)	221
Trademarks	3	1,153	(769)	384	1,153	(621)	532
Order backlog	3 months - 1 year	2,614	(2,614)	—	2,614	(2,614)	—
Total identified intangible assets		$42,092	$(35,611)	$6,481	$42,092	$(32,836)	$9,256

Amortization expense for identified intangible assets is recorded in operating expenses within our consolidated statements of operation and is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer relationships	$1,265	$1,691	$2,565	$3,432
Covenant not to compete	31	30	62	62
Trademarks	74	74	148	148
Order backlog	—	38	—	264
Total identified intangible assets	$1,370	$1,833	$2,775	$3,906

Based on the identified intangible assets recorded at June 30, 2016, scheduled future amortization expense is as follows:

(in thousands)
Remainder of 2016	$2,382
2017	2,649
2018	900
2019	550
$6,481

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

	At June 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$26,951	$18	$1	$26,968	$11,981	$9	$2	$11,988
Corporate bonds	—	—	—	—	8,701	—	110	8,591
Total	$26,951	$18	$1	$26,968	$20,682	$9	$112	$20,579

Our $27.0 million of short-term investments at June 30, 2016 is comprised of commercial paper with maturities within one year and interest rates ranging from 0.4% to 1.1%.

7.                                      Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact business and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We had no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, floor-plan line of credit and accrued expenses, approximate cost because of their short maturities.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 according to the valuation techniques we use to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2016:
Cash and cash equivalents	$43,783	$43,783	$—	$—
Short-term investments	26,968	—	26,968	—
Total assets measured at fair value	$70,751	$43,783	$26,968	$—

At December 31, 2015:
Cash and cash equivalents	$39,397	$39,397	$—	$—
Short-term investments	20,579	—	20,579	—
Total assets measured at fair value	$59,976	$39,397	$20,579	$—

8.                                      Sales-Type Lease Receivables and Sales-Leaseback Arrangements

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our consolidated balance sheets and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of our consolidated statement of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $10.4 million at June 30, 2016 and December 31, 2015 is reflected net of unearned income of $399,000 and $492,000 at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2016	$2,406
2017	3,993
2018	3,302
2019	855
2020	255
Thereafter	17
10,828
Less: Current portion	(4,486)
Long-term sales-type lease receivable	$6,342

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At June 30, 2016, there were no material amounts past due related to lease receivables.

Our lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, we occasionally finance the equipment associated with our leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements. As of June 30, 2016, our scheduled contractual cash obligations for future minimum lease payments were as follows for the fiscal years ended December 31:

(in thousands)
Remainder of 2016	$1,740
2017	3,815
2018	2,859
2019	362
2020	174
Thereafter	17
8,967
Less: Current portion	(4,110)
Long-term lease payable	$4,857

Of the $4.9 million of contractual cash obligations for future minimum lease payments at June 30, 2016, $395,000 represented interest.

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

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.47% at June 30, 2016). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended. As of December 31, 2015, we were in compliance with the aforementioned financial covenants as set forth in the Amended Agreement. However, subsequent to March 31, 2016, we notified CPC that we did not have free cash flow of at least $5 million at the end of the fiscal quarter ended March 31, 2016, and we requested a waiver of the relevant provision of the Amended Agreement. On April 22, 2016, we entered into the Third Amendment to Credit Agreement, which modifies the minimum quarterly free cash flow requirement such that we must have free cash flow of at least $1.00 at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2015 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at June 30, 2016 under the Combined Facility, we have outstanding advances of $27.0 million and $24.3 million on the Floor Plan Line of Credit at June 30, 2016 and December 31, 2015, respectively, related to the purchase of inventory from certain vendors.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our clients with a single vendor to provide their data center infrastructure needs.  As of June 30, 2016, we had 36 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from clients located in the central part of the United States.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6	80.0	80.7	80.0
Gross profit	19.4	20.0	19.3	20.0
Operating expenses:
Sales and marketing	9.1	10.0	9.3	10.0
General and administrative	3.7	3.5	3.8	3.8
Engineering	4.0	4.8	4.4	4.7
Integration and transaction costs	0.1	—	0.1	0.1
Amortization of intangibles	0.7	1.0	0.8	1.1
Total operating expenses	17.6	19.3	18.4	19.7
Earnings from operations	1.8%	0.7%	0.9%	0.3%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(in thousands)
Product sales	$123,631	$108,787	$214,306	$215,523
Service sales	75,562	73,844	149,519	142,460

Product gross profit	$23,672	$20,601	$41,248	$41,555
Service gross profit	14,900	15,871	28,796	30,085

Product gross profit as a percentage of product sales	19.1%	18.9%	19.2%	19.3%
Service gross profit as a percentage of service sales	19.7%	21.5%	19.3%	21.1%

The following table shows, for the periods indicated, revenues by revenue mix component expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service	37.9%	40.5%	41.1%	39.9%
Storage	25.3	23.2	22.0	21.5
Networking and servers	29.1	28.4	28.4	30.3
Software	7.0	7.0	8.0	7.3
Tape	0.7	0.9	0.5	1.0
Net sales	100.0%	100.0%	100.0%	100.0%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and six months ended June 30, 2016, product sales represented 62.1% and 58.9%, respectively, of our total sales compared to 59.5% and 60.1%, respectively, for the comparable periods in 2015. The dollar increase in our product sales for the three months ended June 30, 2016 as compared to the same period in 2015 reflects increased flash storage sales, with more customers looking at significant investments to build all-flash data centers, and continued growth in our client base including growth in clients with multi-million dollar accounts with us, partially offset by a continued decline in our traditional storage revenues as clients continue to evaluate new technologies such as solid state memory and hyper-converged offerings. The dollar decrease in our product sales for the six months ended June 30, 2016 as compared to the same period in 2015 reflects the continued decline in our traditional storage revenues as clients continue to evaluate new technologies such as solid state memory and hyper-converged offerings. We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and six months ended June 30, 2016, service sales represented 37.9% and 41.1%, respectively, of our total sales compared to 40.5% and 39.9%, respectively, for the comparable periods in 2015. The dollar increase in our service sales for the three and six months ended June 30, 2016 as compared to the same period in 2015 reflects the impact of accelerating momentum for our virtualized data center solutions and services offerings — including unified monitoring, managed infrastructure services for the entire multi-vendor virtualized data center, and managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services — which help companies analyze the impact of cloud deployments on their business.  In addition, we are expanding into markets like security and software-defined data centers, which we expect will increase our relevance to customers and maximize customer retention by providing a single trusted source for all of their data center needs. The decrease in service sales as a percentage of total sales for the three and six months ended June 30, 2016 is due mainly to a decrease in consulting services during the three and six months ended June 30, 2016. We continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three and six months ended June 30, 2016 or 2015. However, our top five customers collectively accounted for 14.6% and 13.9% of our revenues for the three months ended June 30, 2016 and 2015, respectively, and 14.2% and 11.9% of our revenues for the six months ended June 30, 2016 and 2015, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales decreased to 19.4% for the quarter ended June 30, 2016, as compared to 20.0% for the comparable quarter in 2015.  Our total gross profit as a percentage of net sales decreased to 19.3% for the six months ended June 30, 2016, as compared to 20.0% for the comparable period in 2015.   Product gross profit as a percentage of product sales increased to 19.1% in the second quarter of 2016 from 18.9% for the comparable quarter in 2015.  Product gross profit as a percentage of product sales decreased slightly to 19.2% for the six months ended June 30, 2016 from 19.3% for the same period in 2015.  Service gross profit as a percentage of service sales decreased to 19.7% for the second quarter of 2016 from 21.5% for the comparable quarter in 2015.  Service gross profit as a percentage of service sales decreased to 19.3% for the six months ended June 30, 2016 from 21.1% for the same period in 2015.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Our product gross profit as a percentage of product sales increased 0.1% for the three months ended June 30, 2016 and remained constant for the six months ended June 30, 2016, as compared to the same periods in 2015. The increase for the three months ended June 30, 2016 was primarily due to increased vendor incentives for the three months ended June 30, 2016. The constant gross profit as a percentage of product sales for the six months ended June 30, 2016 as compared to the comparable period in 2015 was primarily due to an ongoing shift in our business from higher-margin storage product sales to lower-margin networking and server product sales, offset by increased vendor incentives in 2016. Our clients are scrutinizing large storage purchases more than they have in the recent past.  Our product gross profit is also impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices. Vendor incentives were $2.9 million and $2.1 million, respectively, for the three-month periods ended June 30, 2016 and 2015.  Vendor incentives were $5.3 million and $4.9 million, respectively, for the six-

month periods ended June 30, 2016 and 2015.  As a percentage of product cost of goods sold, vendor incentives were 2.9% and 2.4%, respectively, for the three months ended June 30, 2016 and 2015 and 3.1% and 2.8%, respectively, for the six months ended June 30, 2016 and 2015, respectively. These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that, as we continue implementing our strategy to sell comprehensive data center solutions with servers and networking products, we will see decreased product margins as a result of the ongoing shift in our business from higher-margin storage product sales to lower-margin networking and server product sales, and our product gross margins for the remainder of 2016 will be slightly lower than the margins we realized during the three months ended June 30, 2016, between 15% and 18%.

Service gross profit as a percentage of service sales decreased 1.8% for the three and six months ended June 30, 2016 as compared to the same periods in 2015.  This decrease was primarily driven by a combination of reduction in the gross margin percentage on professional services as a result of a decline in consulting services revenue during the three and six months ended June 30, 2016, a continued shift in our customer support contract mix resulting in a higher percentage of pass-through contracts carrying lower gross margins than those with one call support, and a continued decline in gross margins on support contracts for which we are able to sell one call support.  We expect that our service gross margins for the remainder of 2016 will be between 19% and 22%.

Sales and Marketing.  Sales and marketing expenses include wages and commissions paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $18.0 million, or 9.1% of net sales, for the quarter ended June 30, 2016, compared to $18.3 million, or 10.0% of net sales, for the second quarter in 2015.  Sales and marketing expenses totaled $33.7 million, or 9.3% of net sales, for the six months ended June 30, 2016, compared to $35.7 million, or 10.0% of net sales, for the same period in 2015.

Sales and marketing expenses decreased $253,000 and $2.0 million for the three and six month periods ended June 30, 2016, respectively, as compared to the same periods in 2015.  The decrease in sales and marketing expenses for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in salaries, wages, and benefits of $871,000 and a decrease in travel and entertainment expenses of $285,000 due to a decrease in headcount, partially offset by an increase in commissions and bonuses of $850,000, commensurate with the dollar value increase in gross profit for the same period. The decrease in sales and marketing expenses for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in salaries, wages, and benefits of $1.3 million and a decrease in travel and entertainment expenses of $121,000 due to a decrease in headcount and a decrease in commissions and bonuses of $493,000, commensurate with the decrease in gross profit for the same period. We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2016.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $7.3 million, or 3.7% of net sales, for the quarter ended June 30, 2016, compared to $6.5 million, or 3.5% of net sales, for the second quarter in 2015.  General and administrative expenses were $14.1 million, or 3.9% of net sales, for the six months ended June 30, 2016, compared to $13.5 million, or 3.8% of net sales, for the same period in 2015.

General and administrative expenses increased $818,000 and $642,000 for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in general and administrative expenses for the three and six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to increases of $655,000 and $721,000, respectively, in bonuses, commensurate with the increase in earnings from operations for the same period.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $8.0 million, or 4.0% of net sales, for the quarter ended June 30, 2016, compared to $8.6 million, or 4.8% of net sales, for the second quarter in 2015.  Engineering expenses were $16.0 million, or 4.4% of net sales, for the six months ended June 30, 2016, compared to $16.9 million, or 4.7% of net sales, for the same period in 2015.

Engineering expenses decreased $615,000 and $825,000 for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The decrease in engineering expenses for the three months ended June 30, 2016 is primarily due to a decrease in salaries and benefits of $603,000, a decrease in contracted engineering costs of $556,000, and a decrease in travel and entertainment costs of $260,000, all commensurate with the decrease in engineering headcount during the 2016 period, partially offset by an increase in bonuses of $751,000.  The decrease in engineering expenses for the six months ended June 30, 2016 is primarily due to a decrease in contracted engineering costs of $1.2 million, a decrease in travel and entertainment costs of $217,000, and a decrease in salaries and benefits of $126,000, all commensurate with the decrease in engineering headcount during the 2016 period, partially offset by an increase in bonuses of $654,000.

Integration and Transaction Costs.  We had $184,000 of integration and transaction costs for the three and six months ended June 30, 2016, respectively. We had $70,000 and $520,000 of integration and transaction costs for the three and six months ended June 30, 2015, respectively. Integration and transaction expenses in 2016 for the Bear Data acquisition included write-offs of uncollectible accounts. Integration and transaction expenses in 2015 for the Bear Data acquisition included audit, legal, and other outside consulting fees as well as salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the integration of Bear Data.

Amortization of Intangibles.  We had $1.4 million and $1.8 million of intangible asset amortization expenses for the three months ended June 30, 2016 and 2015, respectively.  We had $2.8 million and $3.9 million of intangible asset amortization expenses for the six months ended June 30, 2016 and 2015, respectively. Amortization expense in 2016 and 2015 was related to the acquisitions of Bear Data in 2014, StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of three years, three years, six years and three months, respectively. We are amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed.  We are amortizing the covenants not to compete, trademarks, and order backlog using the straight-line method. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The decrease in amortization of intangibles expenses in 2016 as compared to 2015 was primarily due to our use of an accelerated amortization method in amortizing the customer relationships acquired in the Bear Data acquisition.

Earnings from Operations.  We had earnings from operations of $3.7 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively.  We had earnings from operations of $3.2 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase in earnings from operations for the three months ended June 30, 2016 as compared to the comparable period in 2015 was primarily the result of strong vendor incentives during the three months ended June 30, 2016 and reductions in sales and marketing and engineering expenses due to a decrease in headcount. The increase in earnings from operations for the six months ended June 30, 2016 as compared to the comparable period in 2015 was primarily the result of reductions in sales and marketing and engineering expenses as a result of a decrease in headcount, partially offset by a reduction in the gross margin percentage on professional services as driven by a decline in consulting services revenue during the three and six months ended June 30, 2016, a continued shift in our customer support contract mix resulting in a higher percentage of pass-through contracts carrying lower gross margins than those with one call support, and a continued decline in gross margins on support contracts for which we are able to sell one call support.

Income Taxes.  We had income tax benefit of $245,000 and income tax expense of $503,000 for the three months ended June 30, 2016 and 2015, respectively.  We had income tax expense benefit of $240,000 and income tax expense of $494,000 for the six months ended June 30, 2016 and 2015, respectively.  Our estimated effective tax rate for the three and six months ended June 30, 2016 was 33.2% and 37.8%, respectively. Our estimated effective tax rate for the three and six months ended June 30, 2015 was 43.2% and 43.3%, respectively. The decrease in our tax rate for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily due to the impact of Research & Development tax credits (“R&D credits”). We have determined that certain activities we perform qualify for R&D credits as defined by Internal Revenue Code Section 41. We recognized discrete tax benefits of $1.6 million and $1.4 million during the three and six months ended June 30, 2016, respectively. For the balance of 2016, we expect to report an income tax provision using an effective tax rate of approximately 37.8%, without discrete items.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
Total cash provided by (used in):	2016	2015
	(in thousands)
Operating activities	$15,291	$15,983
Investing activities	(8,615)	3,753
Financing activities	(2,290)	(4,061)
Increase in cash	$4,386	$15,675

Net cash provided by operating activities was $15.3 million and $16.0 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by operating activities of $15.3 million for the six months ended June 30, 2016 was primarily due to a $37.8 million decrease in accounts receivable, our net earnings of $3.4 million, and non-cash items including amortization of finite-lived intangibles of $2.8 million, stock-based compensation of $2.1 million and depreciation of $1.5 million, partially offset by a $25.7 million decrease in accounts payable and accrued expenses and a $4.4 million decrease in income taxes payable. Net cash provided by operating activities for the six months ended June 30, 2015 of $16.0 million was primarily due to a $39.8 million decrease in accounts receivable, a $3.9 million decrease in inventories, a $3.7 million decrease in deferred customer support contract costs/revenues and customer deposits, net, and non-cash add backs including amortization of finite-lived intangibles of $3.9 million, stock-based compensation expense of $3.1 million, and depreciation of $1.7 million, partially offset by a $39.4 million decrease in accounts payable and a $4.2 decrease in accrued expenses.

Net cash used in investing activities was $8.6 million for the six months ended June 30, 2016 and was comprised of the net purchase of $6.3 million of investments and the purchase of $2.3 million in property and equipment. Net cash provided by investing activities was $3.8 million for the six months ended June 30, 2015, was primarily due to the net sale of $5.5 million of investments, partially offset by the purchase of $1.8 million in property and equipment. For the remainder of 2016, we are planning for capital expenditures of up to $1.5 million primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2016. This was primarily attributable to $4.2 million in repurchases of our common stock, partially offset by net draws on our floor plan line of credit of $2.6 million. Net cash used in financing activities was $4.1 million for the six months ended June 30, 2015 and was primarily attributable to net payments on our floor plan line of credit of $3.3 million.

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

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.47% at June 30, 2016). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended. As of December 31, 2015, we were in compliance with the aforementioned financial covenants as set forth in the Amended Agreement. However, subsequent to March 31, 2016, we notified CPC that we did not have free cash flow of at least $5 million at the end of the fiscal quarter ended March 31, 2016, and we requested a waiver of the relevant provision of the Amended Agreement. On April 22, 2016, we entered into the Third Amendment to Credit Agreement, which modifies the minimum quarterly free cash flow requirement such that we must have free cash flow of at least $1.00 at the end of each fiscal quarter for the trailing twelve-month period then ended, commencing December 31, 2015 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at June 30, 2016 under the Combined Facility, we have outstanding advances of $27.0 million and $24.3 million on the Floor Plan Line of Credit at June 30, 2016 and December 31, 2015, respectively, related to the purchase of inventory from certain vendors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the three months ended June 30, 2016 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2015, our board of directors approved a new stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.  The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. During the six months ended June 30, 2016, we repurchased 600,000 shares of our common stock at a total purchase price of $4.2 million under this program. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. Common stock repurchase activity through June 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1 – December 31, 2015	629,000	$7.66	629,000	$5,182,833
January 1 – January 31, 2016	448,536	$6.86	448,536	$2,103,908
February 1 – February 29, 2016	151,464	$7.34	151,464	$991,940
March 1 – March 31, 2016	—	—	—	$991,940
April 1 – April 30, 2016	—	—	—	$991,940
May 1 – May 31, 2016	—	—	—	$991,940
June 1 – June 30, 2016	—	—	—	$991,940

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

Dated: August 5, 2016	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President, Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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