Form 10-Q
period 2016-09-30
DATALINK CORP
filed 2016-11-09
CIK 1056923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2016

or

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

As of November 4, 2016, 22,420,595 shares of the registrant’s common stock, $.001 par value, were outstanding.

DATALINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Datalink Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2016 (Unaudited)	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$44,850	$39,397
Short-term investments	29,955	20,579
Accounts receivable, net	133,414	163,900
Lease receivable	5,277	3,895
Inventories, net	6,767	7,997
Current deferred customer support contract costs	123,218	124,705
Inventories shipped but not installed	11,160	16,616
Income tax receivable	2,947	—
Other current assets	2,330	3,251
Total current assets	359,918	380,340
Property and equipment, net	8,340	7,963
Goodwill	47,101	47,101
Finite-lived intangibles, net	5,145	9,256
Deferred customer support contract costs, non-current	65,970	60,240
Deferred taxes	9,714	9,177
Long-term lease receivable	4,750	7,017
Other assets	600	703
Total assets	$501,538	$521,797

Liabilities and Stockholders’ Equity
Current liabilities
Floor plan line of credit	$31,696	$24,340
Accounts payable	44,439	73,959
Lease payable	4,712	3,643
Accrued commissions	7,111	3,687
Accrued sales and use taxes	2,323	3,782
Accrued expenses, other	8,339	6,998
Deferred taxes	—	4,492
Customer deposits	3,640	4,398
Current deferred revenue from customer support contracts	147,670	151,619
Other current liabilities	486	1,050
Total current liabilities	250,416	277,968
Deferred revenue from customer support contracts, non-current	77,659	72,262
Long-term lease payable	3,369	5,857
Long-term income tax payable	1,493	—
Other liabilities, non-current	1,669	942
Total liabilities	334,606	357,029

Stockholders’ equity
Common stock, $.001 par value, 50,000,000 shares authorized, 22,389,689 and 22,627,322 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	22	23
Additional paid-in capital	116,810	114,431
Retained earnings	50,100	50,314
Total stockholders’ equity	166,932	164,768
Total liabilities and stockholders’ equity	$501,538	$521,797

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Products	$108,023	$123,871	$322,329	$339,394
Services	75,949	74,161	225,468	216,621
Total net sales	183,972	198,032	547,797	556,015
Cost of sales:
Cost of products	89,011	104,181	262,069	278,149
Cost of services	61,997	58,970	182,720	171,345
Total cost of sales	151,008	163,151	444,789	449,494
Gross profit	32,964	34,881	103,008	106,521
Operating expenses:
Sales and marketing	15,854	16,376	49,525	52,087
General and administrative	6,608	6,262	20,734	19,746
Engineering	7,923	7,602	23,966	24,470
Integration and transaction costs	739	419	923	939
Amortization of intangibles	1,336	1,746	4,111	5,652
Total operating expenses	32,460	32,405	99,259	102,894
Earnings from operations	504	2,476	3,749	3,627
Other income (expense):
Interest income	125	114	405	241
Interest expense	(86)	(66)	(234)	(203)
Other, net	21	—	(166)	—
Earnings before income taxes	564	2,524	3,754	3,665
Income tax expense (benefit)	18	1,210	(222)	1,704
Net earnings	$546	$1,314	$3,976	$1,961

Net earnings per common share:
Basic	$0.03	$0.06	$0.19	$0.09
Diluted	0.03	0.06	0.18	0.09
Weighted average common shares outstanding:
Basic	21,118	22,060	21,102	22,004
Diluted	21,835	22,833	21,600	22,585

The accompanying notes are an integral part of these consolidated financial statements.

Datalink Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$3,976	$1,961
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in fair value of trading securities	(111)	16
Provision for bad debts	91	155
Depreciation	2,276	2,425
Amortization of finite-lived intangibles	4,111	5,652
Deferred income taxes	(537)	(986)
Stock-based compensation expense	3,537	4,264
Changes in operating assets and liabilities:
Accounts receivable, net and leases receivable	31,280	19,218
Inventories	6,686	(7,455)
Deferred costs/revenues/customer deposits, net	(3,553)	2,430
Accounts payable and leases payable	(30,939)	(21,681)
Accrued expenses	3,306	(4,916)
Income tax receivable	(2,947)	—
Income tax payable	(2,999)	2,451
Other	1,186	2,786
Net cash provided by operating activities	15,363	6,320

Cash flows from investing activities:
Purchases, sales and maturities of trading securities, net	(9,265)	(3,588)
Purchase of property and equipment	(2,653)	(3,029)
Net cash provided by (used in) investing activities	(11,918)	(6,617)

Cash flows from financing activities:
Net proceeds (payments) from floor plan line of credit	7,356	(2,150)
Repurchase of common stock	(4,191)	(174)
Excess tax (benefit) from stock compensation	(383)	166
Tax withholding payments reimbursed by restricted stock	(774)	(891)
Net cash provided by (used in) financing activities	2,008	(3,049)

Increase (decrease) in cash and cash equivalents	5,453	(3,346)
Cash and cash equivalents, beginning of period	39,397	27,725
Cash and cash equivalents, end of period	$44,850	$24,379

Supplementary cash flow information:
Cash paid for income taxes	$6,642	$269
Cash received for income tax refunds	$1	$88
Cash paid for interest expense	$222	$139

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

The consolidated financial statements presented herein as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Management makes estimates and assumptions affecting the amounts of assets, liabilities, revenues and expenses we report and our disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.  The results of the interim periods are not necessarily indicative of the results for the full year.  Accordingly, you should read these consolidated financial statements in conjunction with the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Actual results could differ materially from these estimates and assumptions.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are in the process of determining our implementation approach for this standard and assessing the impact it may have on our consolidated financial statements.

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

Entry into Merger Agreement

On November 6, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insight Enterprises, Inc., a Delaware corporation (“Parent”), and Reef Acquisition Co., a Minnesota corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into our company and our company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than shares held (1) by Parent or Merger Sub or any direct or indirect wholly owned subsidiary of our company or Parent, and (2) by shareholders who have perfected and not withdrawn a demand for dissenters’ rights or who have not otherwise lost dissenters’ rights under Minnesota law with respect to such shares), will be cancelled and automatically converted into the right to receive $11.25 cash, without interest.

Each party’s obligation to consummate the Merger is subject to satisfaction or waiver of a number of conditions set forth in the Merger Agreement.

2.             Net Earnings per Share

We compute basic net earnings per share using the weighted average number of shares outstanding.  Diluted net earnings per share amounts include the effect of common stock equivalents, if any, for each period.  Diluted net earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive.  The following table computes basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net earnings	$546	$1,314	$3,976	$1,961

Basic:
Shares used in the computation of basic net earnings per share	21,118	22,060	21,102	22,004
Net earnings per share — basic	$0.03	$0.06	$0.19	$0.09

Diluted:
Shares used in the computation of basic net earnings per share	21,118	22,060	21,102	22,004
Employee and non-employee director stock options	143	84	126	142
Restricted stock that has not vested	574	689	372	439
Shares used in the computation of diluted net earnings per share	21,835	22,833	21,600	22,585
Net earnings per share — diluted	$0.03	$0.06	$0.18	$0.09

We excluded the following restricted stock grants that have not vested from weighted average common shares outstanding used in the computation of basic net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted common stock that has not vested	1,284,680	1,300,718	1,286,744	1,356,691

We excluded the following restricted stock grants that have not vested from the computation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted common stock that has not vested	1,333	104,834	1,333	54,427

3.             Stockholders’ Equity

Repurchase of stock:

On September 14, 2015, our board of directors approved a stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any future share repurchases will be determined by our management based on market conditions and other factors. The repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. During the nine months ended September 30, 2016, we repurchased 600,000 shares of our common stock at a total purchase price of $4.2 million under this program. As of September 30, 2016, we were authorized to repurchase additional shares of our common stock at a total purchase price of up to $992,000 under the stock repurchase program.

Restricted Stock:

Total stock-based compensation expense related to restricted stock was $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively.  Total stock-based compensation expense related to restricted stock was $2.9 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively.  Unrecognized stock-based compensation expense related to restricted stock was $5.7 million at September 30, 2016, which we will amortize ratably through February 2021.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock that had not vested at January 1, 2016	985,078	$11.19
Granted	715,140	7.69
Cancelled	(115,492)	10.82
Shares vested	(300,046)	11.28
Restricted stock that had not vested at September 30, 2016	1,284,680	$9.25

Stock Options:

Total stock-based compensation expense related to stock options was $161,000 and $0 for the three months ended September 30, 2016 and 2015, respectively. Total stock-based compensation expense related to stock options was $359,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized stock-based compensation expense related to stock options was $1.2 million at September 30, 2016, which we will amortize through February 2020.

The following table represents stock option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value
Outstanding options as of January 1, 2016	454,700	$3.51		$1,497,023
Options granted	444,620	6.92
Options cancelled	(3,000)	8.17
Options exercised	(1,200)	5.21
Outstanding options as of September 30, 2016	895,120	$5.19	6.07	$4,855,290
Exercisable options as of September 30, 2016	453,500	$3.50	2.79	$3,222,950

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

Other:

Effective January 1, 2014 and pursuant to Deferred Stock Unit (“DSU”) Master Agreements, each member of our board of directors may elect to receive DSUs with a fair value equivalent to a percentage of each quarterly installment of the annual cash retainer for non-employee directors to which that member would otherwise be entitled for service as a Datalink director. In addition, each member of our board of directors may elect to receive a DSU award equal to a percentage of the award of shares of restricted stock to which that member would otherwise have been entitled as the equity component of the annual retainer. Annual DSUs are awarded during the second quarter but vest and become non-forfeitable on each of June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, provided the board member remains in service with Datalink. We will issue one share in payment and settlement of each vested DSU subject to the Master DSU Agreement following a termination of that board member’s service with Datalink.

We recognized expenses of $111,000 and $60,000 during the three months ended September 30, 2016 and 2015, respectively, related to awards of 13,537 shares and 10,047 shares, respectively, of fully vested common stock to members of our board of directors.  Of the 13,537 shares of fully vested stock awarded to members of our board of directors during the three months ended September 30, 2016, 4,905 shares were DSUs. Of the 10,047 shares of fully vested stock awarded to members of our board of directors during the three months ended September 30, 2015, 4,047 shares were DSUs. During the nine months ended September 30, 2016 and 2015, we recognized expenses of $311,000 and $279,000, respectively, related to awards of 36,996 shares and 30,765 shares, respectively, of fully vested common stock to members of our board of directors.  Of the 36,996 shares of fully vested stock awarded to members of our board of directors during the nine months ended September 30, 2016, 13,736 shares were DSUs. Of the 30,765 shares of fully vested stock awarded to members of our board of directors during the nine months ended September 30, 2015, 14,265 shares were DSUs. Unrecognized stock-based compensation expense related to unvested awards of shares to members of our board of directors was $210,000 at September 30, 2016, which we will recognize through March 2017.

4.             Income Taxes

We base the provision for income taxes upon estimated annual effective tax rates in the tax jurisdictions in which we operate.  For the three months ended September 30, 2016 and 2015, our annual effective tax rate was 28.2% and 41.8%, respectively, excluding discrete items.  For the nine months ended September 30, 2016 and 2015, our annual effective tax rate was 36.3% and 41.8%, respectively, excluding discrete items.  The decrease in our tax rate for the three and nine months ended September 30, 2016, as compared to the same periods in 2015 is primarily due to the estimated impact of federal and state Research & Development tax credits (“R&D credits”) for 2016. Without the estimated 2016 R&D credit, the annual effective tax rate would have been 44.6% and 42.7% for the three months and nine months ended September 30, 2016, respectively. We expect our annual effective tax rate for 2016 to be approximately 36.3%.

As part of the process of preparing financial statements, we estimate federal and state income taxes. Management estimates the actual current tax and assesses temporary differences resulting from different treatments for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our consolidated balance sheets. Management must then assess the likelihood that we will realize deferred tax assets, and has concluded that all deferred tax assets, with the exception of capital loss carryovers, are expected to be realized. For the three and nine months ended September 30, 2016, we recorded an income tax expense of $18,000 and an income tax benefit of $222,000 with an effective tax rate of 3.2% and (5.9%), respectively, inclusive of discrete items. We recognized a discrete tax benefit of $141,000 and $1.6 million during the three and nine months ended September 30, 2016, respectively. The discrete adjustments include tax benefits for federal and state R&D credits claimed, net of accrued liabilities and interest related to the IRS audit for 2012, 2013 and 2014.

Included in the gross balance of unrecognized tax benefits at September 30, 2016 and December 31, 2015 are potential benefits of $2.5 million and $209,000, respectively, that, if recognized, would impact the effective tax rate. We anticipate the settlement of unrecognized tax benefits associated with the IRS audit in the next 12 months.

We classify income tax-related interest and penalties arising as a component of income tax expense. For the nine months ended September 30, 2016 and 2015, we had $210,000 and $0, respectively, of accrued interest or penalties which are included in the gross balance above.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of September 30, 2016, we were no longer subject to federal income tax examinations for taxable years before 2012. We are currently under IRS examination for the 2012-2014 tax years and have recorded a reserve for unrecognized tax benefits for the estimated tax and interest associated with this ongoing examination.

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

Goodwill was $47.1 million as of each of September 30, 2016 and December 31, 2015.  We conducted our annual goodwill impairment test as of December 31, 2015, our last measurement date.  Based on this analysis, we determined that there was no impairment to goodwill.  We will continue to monitor conditions and changes that could indicate impairment of our recorded goodwill.

At each of September 30, 2016 and December 31, 2015, we determined that no triggering events had occurred and our finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows (in thousands):

		As of September 30, 2016			As of December 31, 2015
	Amortizable Period (years)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Customer relationships	5-8	$36,943	$(32,235)	$4,708	$36,943	$(28,440)	$8,503
Services agreement	4	67	(67)	—	67	(67)	—
Certification	2	467	(467)	—	467	(467)	—
Covenant not to compete	3	848	(720)	128	848	(627)	221
Trademarks	3	1,153	(844)	309	1,153	(621)	532
Order backlog	3 months - 1 year	2,614	(2,614)	—	2,614	(2,614)	—
Total identified intangible assets		$42,092	$(36,947)	$5,145	$42,092	$(32,836)	$9,256

Amortization expense for identified intangible assets is recorded in operating expenses within our consolidated statements of operation and is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer relationships	$1,231	$1,641	$3,795	$5,073
Covenant not to compete	31	31	93	93
Trademarks	74	74	223	222
Order backlog	—	—	—	264
Total identified intangible assets	$1,336	$1,746	$4,111	$5,652

Based on the identified intangible assets recorded at September 30, 2016, scheduled future amortization expense is as follows:

(in thousands)
Remainder of 2016	$1,046
2017	2,649
2018	900
2019	550
$5,145

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

	At September 30, 2016				At December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$29,948	$17	$10	$29,955	$11,981	$9	$2	$11,988
Corporate bonds	—	—	—	—	8,701	—	110	8,591
Total	$29,948	$17	$10	$29,955	$20,682	$9	$112	$20,579

Our $30.0 million of short-term investments at September 30, 2016 is comprised of commercial paper with maturities within one year and interest rates ranging from 0.5% to 1.1%.

7.             Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  We apply fair value measurements for both financial and nonfinancial assets and liabilities.  We have no nonfinancial assets or liabilities that require measurement at fair value on a recurring basis as of September 30, 2016.

The fair value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, floor plan line of credit and accrued expenses, approximate cost because of their short maturities.

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

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we determine the fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.  The following table sets forth, by level within the fair value hierarchy, the accounting of our financial assets and/or liabilities at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 according to the valuation techniques we used to determine their fair value(s).

	Fair Value Measurements (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2016:
Cash and cash equivalents	$44,850	$44,850	$—	$—
Short-term investments	29,955	—	29,955	—
Total assets measured at fair value	$74,805	$44,850	$29,955	$—

At December 31, 2015:
Cash and cash equivalents	$39,397	$39,397	$—	$—
Short-term investments	20,579	—	20,579	—
Total assets measured at fair value	$59,976	$39,397	$20,579	$—

8.                                      Sales-Type Leases Receivables and Sales-Leaseback Arrangements

We occasionally enter into sales-type lease agreements with our customers resulting from the sale of certain products. Our lease receivables are recorded at cost within the accounts receivable and long-term lease receivables balances on our consolidated balance sheets and are due in installments over the lives of the leases. Cash received and applied against the receivable balance is recorded within changes in operating assets and liabilities in the net cash provided by operating activities section of the consolidated statements of cash flows.  Finance income is derived over the term of the sales-type lease arrangement as the unearned income on financed sales-type leases is earned. Unearned income is amortized over the life of the lease using the interest method.  The present value of net investment in sales-type lease receivables of $9.7 million and $10.4 million at September 30, 2016 and December 31, 2015, respectively, is reflected net of unearned interest income of $326,000 and $492,000 at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, scheduled maturities of minimum lease payments receivable were as follows for the fiscal years ending December 31:

(in thousands)
Remainder of 2016	$2,348
2017	3,890
2018	3,102
2019	632
2020	33
Thereafter	22
10,027
Less: Current portion	(5,277)
Long-term sales-type lease receivable	$4,750

Lease receivables are individually evaluated for impairment. In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. At September 30, 2016, there were no material amounts past due related to lease receivables.

Our lease receivables typically generate monthly cash inflows with average lease durations of 24 to 36 months. To better match cash outflows related to these receivables, we occasionally finance the equipment associated with our leases receivable through sales-leaseback arrangements over a period commensurate with the receivable. Gains associated with these sales are deferred in accordance with the accounting for sales-leaseback transactions and are amortized over the lives of the related lease agreements.  As of September 30, 2016, our contractual cash obligations for future minimum lease payments were as follows for the fiscal years ending December 31:

(in thousands)
Remainder of 2016	$1,960
2017	3,533
2018	2,429
2019	112
2020	33
Thereafter	14
8,081
Less: Current portion	(4,712)
Long-term leases payable	$3,369

Of the $8.1 million of contractual cash obligations for future minimum lease payments at September 30, 2016, $322,000 represented interest.

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

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.53% at September 30, 2016). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended. As of December 31, 2015, we were in compliance with the aforementioned financial covenants as set forth in the Amended Agreement. However, subsequent to September 30, 2016, we notified CPC that we did not have free cash flow of at least $5 million at the end of the fiscal quarter ended September 30, 2016, and we requested a waiver of the relevant provision of the Amended Agreement. On October 31, 2016, we entered into the Fourth Amendment to Credit Agreement, which modifies the minimum quarterly free cash flow requirement such that, at any time and from time to time that our cash as reported on our fiscal quarterly consolidated balance sheet is less than $25,000,000, we shall have free cash flow of at least $1.00 at the end of such fiscal quarter for the trailing twelve-month period then ended, and shall continue to have free cash flow of at least $1.00 at the end of our trailing twelve-month period ending each fiscal quarter thereafter, until such time as our cash as reported on our fiscal quarterly consolidated balance sheet is greater than $25,000,000, commencing December 31, 2015 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at September 30, 2016 under the Combined Facility, advances of $31.7 million and $24.3 million were outstanding on the Floor Plan Line of Credit at September 30, 2016 and December 31, 2015, respectively, related to the purchase of inventory from certain vendors.

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

Our solutions can include hardware products, such as servers, disk arrays, tape systems, networking and interconnection components and software products.  Our data center strategy is supported through multiple trends in the market and involves supporting the market and our clients with a single vendor to provide their data center infrastructure needs.  As of September 30, 2016, we had 34 locations, including both leased facilities and home offices, throughout the United States.  We historically have derived our greatest percentage of net sales from clients located in the central part of the United States.

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

Pending Merger. On November 6, 2016, we entered into the Merger Agreement with Insight Enterprises, Inc. and Reef Acquisition Co.  Please see Note 1 to our financial statements for further information.  The consummation of the Merger remains subject to certain customary closing conditions, including the approval of our shareholders and completion of regulatory review. Important information regarding certain risks associated with the Merger Agreement and Merger are discussed under the heading “Risk Factors” in Part I, Item 1A of this Form 10-Q.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain selected financial data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.1	82.4	81.2	80.8
Gross profit	17.9	17.6	18.8	19.2
Operating expenses:
Sales and marketing	8.6	8.3	9.0	9.4
General and administrative	3.6	3.2	3.8	3.5
Engineering	4.3	3.8	4.4	4.4
Integration and transaction costs	0.4	0.2	0.2	0.2
Amortization of intangibles	0.7	0.9	0.7	1.0
Total operating expenses	17.6	16.4	18.1	18.5
Earnings from operations	0.3%	1.3%	0.7%	0.7%

The following table shows, for the periods indicated, revenue and gross profit information for our product and service sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Product sales	$108,023	$123,871	$322,329	$339,394
Service sales	75,949	74,161	225,468	216,621

Product gross profit	$19,012	$19,690	$60,260	$61,245
Service gross profit	13,952	15,191	42,748	45,276

Product gross profit as a percentage of product sales	17.6%	15.9%	18.7%	18.0%
Service gross profit as a percentage of service sales	18.4%	20.5%	19.0%	20.9%

The following table shows, for the periods indicated, revenues by revenue mix component expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service	41.3%	37.4%	41.2%	39.0%
Storage	17.5	15.5	20.5	19.6
Networking and servers	28.8	39.4	28.4	33.3
Software	11.5	7.0	9.2	7.2
Tape	0.9	0.5	0.7	0.9
Net sales	100.0%	100.0%	100.0%	100.0%

Our product sales continue to reflect a diversification in the mix of our offerings. For the three and nine months ended September 30, 2016, product sales represented 58.7% and 58.8%, respectively, of our total sales compared to 62.6% and 61.0%, respectively, for the comparable periods in 2015. The decrease in our product sales for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 reflect a continued decline in our networking and server revenues as clients continue to evaluate new technologies such as solid state memory and hyper-converged offerings. We cannot assure that changes in customer spending or economic conditions will positively impact our future product sales.

For the three and nine months ended September 30, 2016, service sales represented 41.3% and 41.2%, respectively, of our total sales compared to 37.4% and 39.0%, respectively, for the comparable periods in 2015. The dollar increase in our service sales for the three and nine months ended September 30, 2016 as compared to the same period in 2015 reflects the impact of accelerating momentum for our virtualized data center solutions and services offerings—including unified monitoring, managed infrastructure services for the entire multi-vendor virtualized data center, and managed services offerings for backup, monitoring, archiving, cloud backup and cloud enablement services—which help companies analyze the impact of cloud deployments on their business.  In addition, we are continuing to expand into markets like security and software-defined data centers, which we expect will increase our relevance to customers and maximize customer retention by providing a single trusted source for all of their data center needs. We continue to successfully sell our installation and configuration services and customer support contracts. Without continued sustainable growth in our product sales going forward, we would expect our customer support contract sales to suffer and we cannot assure that our future customer support contract sales will not decline.

We had no single customer account for 10% or greater of our revenues for the three and nine months ended September 30, 2016 or 2015. However, our top five customers collectively accounted for 13.1% and 18.8% of our revenues for the three months ended September 30, 2016 and 2015, respectively, and 12.9% and 12.7% of our revenues for the nine months ended September 30, 2016 and 2015, respectively.

Gross Profit.  Our total gross profit as a percentage of net sales increased to 17.9% for the quarter ended September 30, 2016, as compared to 17.6% for the comparable quarter in 2015.  Our total gross profit as a percentage of net sales decreased to 18.8% for the nine months ended September 30, 2016, as compared to 19.2% for the comparable period in 2015.  Product gross profit as a percentage of product sales increased to 17.6% in the third quarter of 2016 from 15.9% for the comparable quarter in 2015.  Product gross profit as a percentage of product sales increased to 18.7% for the nine months ended September 30, 2016 from 18.0% for the same period in 2015.  Service gross profit as a percentage of service sales decreased to 18.4% for the third quarter of 2016 from 20.5% for the comparable quarter in 2015.  Service gross profit as a percentage of service sales decreased to 19.0% for the nine months ended September 30, 2016 from 20.9% for the same period in 2015.

Our product gross profit as a percentage of product sales is impacted by the mix and type of projects we complete for our customers.  Product gross profit as a percentage of product sales for the three and nine months ended September 30, 2016 increased 1.7% and 0.7%, respectively, as compared to the same periods in 2015. The increase for the three and nine months ended September 30, 2016 was primarily due to an increase in higher-margin storage and software product revenue and a decrease in lower-margin networking product revenue as a percentage of sales as compared to the comparable periods in 2015. The increase in product gross profit was also due to increased vendor incentives for the three and nine months ended September 30, 2016 as compared to the comparable periods in 2015. Our product gross profit is impacted by various vendor incentive programs that provide economic incentives for achieving various sales performance targets and early payment of invoices. Vendor incentives were $2.2 million and $1.8 million, respectively, for the three months ended September 30, 2016 and 2015.  Vendor incentives were $7.5 million and $6.7 million, respectively, for the nine months ended September 30, 2016 and 2015.  As a percentage of product cost of goods sold, vendor incentives were 2.5% and 1.7%, respectively, for the three months ended September 30, 2016 and 2015 and 2.9% and 2.4%, respectively, for the nine months ended September 30, 2016 and 2015, respectively. These vendor programs constantly change and we negotiate them separately with each vendor.  While we expect the incentive and early pay programs to continue, the vendors could modify or discontinue them, particularly in light of current economic conditions, which would unfavorably impact our product gross profit margins.  We expect that our product gross margins for the remainder of 2016 will be between 15% and 18%.

Service gross profit as a percentage of service sales decreased 2.1% and 1.9% for the three and nine month periods ended September 30, 2016, respectively, as compared to the same periods in 2015.  This decrease was primarily driven by a combination of a reduction in consulting services margin during the three and nine months ended September 30, 2016 and a continued decline in gross margins on support contracts for which we are able to sell one call support, partially offset by a shift in our customer support contract mix resulting in a higher percentage of one call support contracts carrying higher gross margins than those with pass-through support.  We expect that our service gross margins for the remainder of 2016 will be between 18% and 22%.

Sales and Marketing.  Sales and marketing expenses include wages and commission paid to sales and marketing personnel, travel costs and advertising, promotion and hiring expenses.  We expense advertising costs as incurred. Sales and marketing expenses totaled $15.9 million, or 8.6% of net sales, for the quarter ended September 30, 2016, compared to $16.4 million, or 8.3% of net sales, for the third quarter in 2015.  Sales and marketing expenses totaled $49.5 million, or 9.0% of net sales, for the nine months ended September 30, 2016, compared to $52.1 million, or 9.4% of net sales, for the same period in 2015.

Sales and marketing expenses decreased $522,000 for the three month period ended September 30, 2016 and decreased $2.6 million for the nine month period ended September 30, 2016, as compared to the same periods in 2015.  The decreases in sales and marketing expenses for the three and nine months ended September 30, 2016 as compared to the same period in 2015 were primarily due to decreases in salaries, wages, and benefits of $477,000 and $1.7 million, respectively, due to decreased headcount. We expect that our sales and marketing expenses will be within the range of 8% to 10% of net sales for the remainder of 2016.

General and Administrative.  General and administrative expenses include wages for administrative personnel, professional fees, depreciation, communication expenses and rent and related facility expenses. General and administrative expenses were $6.6 million, or 3.6% of net sales, for the quarter ended September 30, 2016, compared to $6.3 million, or 3.2% of net sales, for the third quarter in 2015.  General and administrative expenses were $20.7 million, or 3.8% of net sales, for the nine months ended September 30, 2016, compared to $19.7 million, or 3.5% of net sales, for the same period in 2015.

General and administrative expenses increased $346,000 and $988,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in general and administrative expenses for the three and nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to increases in bonus expense of $261,000 and $981,000, respectively and increases in stock compensation expense of $225,000 and $368,000, respectively, partially offset by decreases in facilities expenses of $212,000 and $615,000, respectively.

Engineering.  Engineering expenses include employee wages, bonuses and travel, hiring and training expenses for our field and customer support engineers and technicians.  Engineering expenses were $7.9 million, or 4.3% of net sales, for the quarter ended September 30, 2016, compared to $7.6 million, or 3.8% of net sales, for the third quarter in 2015.  Engineering expenses were $24.0 million, or 4.4% of net sales, for the nine months ended September 30, 2016, compared to $24.5 million, or 4.4% of net sales, for the same period in 2015.

Engineering expenses increased $321,000 and decreased $504,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The increase in engineering expenses for the three months ended September

30, 2016 is primarily due to an increase in outside services, data center services, and contracted engineering of $251,000.  The decrease in engineering expenses for the nine months ended September 30, 2016 is primarily due to a decrease in salaries and benefits of $939,000, commensurate with the decrease in engineering headcount during the 2016 period, partially offset by an increase in bonuses of $643,000.

Integration and Transaction Costs.  We had $739,000 and $923,000 of integration and transaction costs for the three and nine months ended September 30, 2016, respectively. We had $419,000 and $939,000 of integration and transaction costs for the three and nine months ended September 30, 2015, respectively. On November 6, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insight Enterprises, Inc., a Delaware corporation (“Parent”), and Reef Acquisition Co., a Minnesota corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into our company and our company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). Integration and transaction expenses in 2016 were due primarily to this Merger Agreement. Integration and transaction expenses in 2015 for the Bear Data acquisition included audit, legal, and other outside consulting fees as well as salaries, benefits and retention bonuses of exiting employees, some of whom assisted with the integration of Bear Data.

Amortization of Intangibles.  We had $1.3 million and $1.7 million of intangible asset amortization expenses for the three months ended September 30, 2016 and 2015, respectively.  We had $4.1 million and $5.7 million of intangible asset amortization expenses for the nine months ended September 30, 2016 and 2015, respectively.  Amortization expense in 2016 and 2015 was related to the acquisitions of Bear Data in 2014, StraTech in October 2012 and Midwave in October 2011. The finite-lived intangible assets we acquired in the Bear Data acquisition consisted of covenants not to compete, trademarks, customer relationships and order backlog having estimated lives of three years, three years, six years and three months, respectively. We are amortizing the customer relationships acquired in the Bear Data acquisition using an accelerated amortization method, to match the pattern in which the economic benefits are expected to be consumed.  We are amortizing the covenants not to compete, trademarks, and order backlog using the straight-line method. The finite-lived intangible asset we acquired in our acquisition of StraTech consisted of customer relationships having an estimated life of five years that we are amortizing using an accelerated amortization method, to match the pattern in which the economic benefits of that asset are expected to be consumed. The finite-lived intangibles we acquired in our acquisition of Midwave consisted of covenants not to compete, order backlog and customer relationships having estimated lives of three years, three months and five years, respectively. We are amortizing the finite-lived intangible assets we acquired in our Midwave acquisition primarily using the straight line method. The decrease in amortization of intangibles expenses in 2016 as compared to 2015 was primarily due to our use of an accelerated amortization method in amortizing the customer relationships acquired in the Bear Data acquisition.

Earnings from Operations.  We had earnings from operations of $504,000 compared to earnings from operations of $2.5 million for the three months ended September 30, 2016 and 2015, respectively.  We had earnings from operations of $3.7 million compared to earnings from operations of $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in earnings from operations for the three months ended September 30, 2016 as compared to the comparable period in 2015 was primarily the result of a reduction in product revenue and margin during the three months ended September 30, 2016 combined with increased engineering and general and administrative expenses, partially offset by reductions in sales and marketing expenses. The increase in earnings from operations for the nine months ended September 30, 2016 as compared to the comparable period in 2015 was primarily the result of reductions in sales and marketing and engineering expenses due to decreases in headcount, partially offset by a reduction in product revenue and margin and a reduction in the gross margin percentage on professional services as driven by a decline in consulting services revenue during the nine months ended September 30, 2016 and a continued decline in gross margins on support contracts for which we are able to sell one call support.

Income Taxes.  We had income tax expense of $18,000 and $1.2 million for the three months ended September 30, 2016 and 2015, respectively.  We had an income tax benefit of $222,000 and income tax expense of $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.  Our estimated effective tax rate for the three and nine months ended September 30, 2016 was 28.2% and 36.3%, respectively. Our estimated effective tax rate for the three and nine months ended September 30, 2015 was 48.0% and 46.5%, respectively. The decrease in our tax rate for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is primarily due to the impact of Research & Development tax credits (“R&D credits”). We have determined that certain activities we perform qualify for R&D credits as defined by Internal Revenue Code Section 41. We recognized discrete tax benefits of $141,000 and $1.6 million during the three and nine months ended September 30, 2016, respectively. For the balance of 2016, we expect to report an income tax provision using an effective tax rate of approximately 36.3%, without discrete items.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Total cash provided by (used in):
Operating activities	$15,363	$6,320
Investing activities	(11,918)	(6,617)
Financing activities	2,008	(3,049)
Increase (decrease) in cash and cash equivalents	$5,453	$(3,346)

Net cash provided by operating activities was $15.4 million and $6.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2016 was due primarily to a $6.7 million decrease in inventory, non-cash add backs including amortization of intangibles of $4.1 million, and net earnings of $4.0 million. Net cash provided by operating activities for the nine months ended September 30, 2015 was due primarily to a $19.2 million decrease in accounts receivable, a $2.4 million decrease in deferred customer support contract costs/revenues and customer deposits, net, non-cash add backs including amortization of intangibles of $5.7 million and depreciation of $2.4 million and net earnings of $2.0 million, partially offset by a $21.7 million decrease in accounts and leases payable, a $7.4 million increase in inventory, and a $4.9 decrease in accrued expenses.

Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2016, compared to net cash used in investing activities of $6.6 million for the nine months ended September 30, 2015. The primary use of cash for the nine months ended September 30, 2016 was for the net purchase of $9.3 million of trading securities and for the purchase of $2.7 million of property and equipment. The primary use of cash for the nine months ended September 30, 2015 was for the net purchase of $3.6 million of trading securities and for the purchase of $3.0 million of property and equipment. For the remainder of 2016, we are planning for capital expenditures of up to $750,000, primarily related to enhancements to our management information systems and upgraded computer equipment.

Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2016, due mainly to $7.4 million of proceeds from our channel finance facility, partially offset by repurchases of $4.2 million of our common stock. Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2015 and was primarily attributable to proceeds of $2.2 million under our channel finance facility.

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

The amounts outstanding under the Revolving Facility bear interest at a per annum rate of 2.0% above Wells Fargo’s one-month LIBOR rate (approximately 0.53% at September 30, 2016). Advances under the Floor Plan Line of Credit will not bear interest so long as they are paid by the applicable payment due date and advances that remain outstanding after the applicable payment due date will bear interest at a per annum rate of LIBOR plus 4%. Under the Credit Agreement, we were obligated to pay quarterly to CPC an unused commitment fee equal to 0.50% per annum on the average daily unused amount of the Combined Facility, with usage including the sum of any advances under either the Floor Plan Line of Credit or the Revolving Facility. The Amended Agreement eliminates the unused commitment fee. The Combined Facility and certain bank product obligations owed to Wells Fargo or its affiliates are secured by substantially all of our personal property. The Amended Agreement terminates on January 9, 2018 and we will be obligated to pay certain prepayment fees if the Credit Agreement is terminated prior to that date.

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

The Amended Agreement contains certain covenants regarding our financial performance, including (i) a minimum tangible net worth of at least $30 million and (ii) a minimum quarterly free cash flow requirement, which requires us to have free cash flow of at least $5 million at the end of each fiscal quarter for the trailing twelve-month period then ended. As of December 31, 2015, we were in compliance with the aforementioned financial covenants as set forth in the Amended Agreement. However, subsequent to September 30, 2016, we notified CPC that we did not have free cash flow of at least $5 million at the end of the fiscal quarter ended September 30, 2016, and we requested a waiver of the relevant provision of the Amended Agreement. On October 31, 2016, we entered into the Fourth Amendment to Credit Agreement, which modifies the minimum quarterly free cash flow requirement such that, at any time and from time to time that our cash as reported on our fiscal quarterly consolidated balance sheet is less than $25,000,000, we shall have free cash flow of at least $1.00 at the end of such fiscal quarter for the trailing twelve-month period then ended, and shall continue to have free cash flow of at least $1.00 at the end of our trailing twelve-month period ending each fiscal quarter thereafter, until such time as our cash as reported on our fiscal quarterly consolidated balance sheet is greater than $25,000,000, commencing December 31, 2015 and continuing at the end of each fiscal quarter thereafter.

Of the $75 million maximum borrowing amount available at September 30, 2016 under the Combined Facility, advances of $31.7 million and $24.3 million were outstanding on the Floor Plan Line of Credit at September 30, 2016 and December 31, 2015, respectively, related to the purchase of inventory from certain vendors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates.”  There have been no significant changes in critical accounting policies for the nine months ended September 30, 2016 as compared to those disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved in certain legal actions, all of which have arisen in the ordinary course of business.  Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operation and/or financial condition.

Item 1A.  Risk Factors

“Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

The announcement and pendency of our agreement to be acquired by Insight Enterprises, Inc. could have an adverse effect on our business.

On November 6, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Insight Enterprises, Inc., a Delaware corporation (“Parent”), and Reef Acquisition Co., a Minnesota corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into our company and our company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than shares held (1) by Parent or Merger Sub or any direct or indirect wholly owned subsidiary of our company or Parent, and (2) by shareholders who have perfected and not withdrawn a demand for dissenters’ rights or who have not otherwise lost dissenters’ rights under Minnesota law with respect to such shares), will be cancelled and automatically converted into the right to receive $11.25 cash, without interest.

Each party’s obligation to consummate the Merger is subject to satisfaction or waiver of a number of conditions set forth in the Merger Agreement.

Uncertainty about the effect of the Merger on our employees and customers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations.

Our customers may experience uncertainty associated with the Merger, including with respect to treatment of customer data, concerns about possible changes to our products, services or policies, and current or future business relationships with us. Uncertainty may cause customers to refrain from purchasing our products or services, and vendors may seek to change existing business relationships, which could result in an adverse effect on our business, operations and financial position in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the Merger could adversely affect our business.

Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $7.5 million in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers and vendors, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2015, our board of directors approved a new stock repurchase program authorizing the repurchase of shares of our common stock in the open market or in privately negotiated purchases, or both, at an aggregate purchase price of up to $10 million. The timing and amount of any future share repurchases will be determined by our management based on market conditions and other factors.  The share repurchase program is expected to be completed by December 31, 2016. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. During the nine months ended September 30, 2016, we repurchased 600,000 shares of our common stock at a total purchase price of $4.2 million under this program. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. Common stock repurchase activity through September 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 1 – December 31, 2015	629,000	$7.66	629,000	$5,182,833
January 1 – January 31, 2016	448,536	$6.86	448,536	$2,103,908
February 1 – February 29, 2016	151,464	$7.34	151,464	$991,940
March 1 – March 31, 2016	—	—	—	$991,940
April 1 – April 30, 2016	—	—	—	$991,940
May 1 – May 31, 2016	—	—	—	$991,940
June 1 – June 30, 2016	—	—	—	$991,940
July 1 – July 31, 2016	—	—	—	$991,940
August 1 – August 31, 2016	—	—	—	$991,940
September 1 – September 30, 2016	—	—	—	$991,940

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.  Other Information

On November 6, 2016, we entered into the Merger Agreement with Insight Enterprises, Inc. and Reef Acquisition Co.  Please see Note 1 to our financial statements for further information.

Item 6.   Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2016	Datalink Corporation

	By:	/s/ Gregory T. Barnum
Gregory T. Barnum, Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Datalink Corporation (Incorporated by reference to the exhibit of the same number in our Registration Statement on Form S-1, filed on June 3, 1998 (File No. 333-55935)).

3.2	Amended and Restated Bylaws of Datalink Corporation (Incorporated by reference to exhibit 3.2 in our Form 8-K filed on February 18, 2011 (File No. 000-29758)).

10.1	Fourth Amendment, dated as of October 31, 2016, to Credit Agreement, dated as of July 17, 2013, by and between Datalink Corporation and Castle Pines Capital LLC (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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